Form 10-K
period 2007-12-31
EnergySolutions, Inc.
filed 2008-03-28
CIK 1393744

Use these links to rapidly review the document
ENERGY SOLUTIONS , INC. ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2007
Energy Solutions , Inc. Index to Consolidated Financial Statements Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33830

EnergySolutions, Inc.
 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0653027 (I.R.S. Employer Identification Number)
423 West 300 South, Suite 200 Salt Lake City, Utah (Address of principal executive offices)	84101 (Zip Code)
Registrant's telephone number, including area code: (801) 649-2000

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.01 par value per share	The New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2007 is not applicable because the registrant was not publicly traded as of June 30, 2007. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 21, 2008, was approximately $711.5 million based upon the closing price reported for such date on the New York Stock Exchange. Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 21, 2008, 88,305,500 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Sections of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2008, namely: "Compensation Discussion and Analysis," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions and Director Independence" and "Principal Accounting Fees and Services," are incorporated in this Form 10-K by reference under Part III.

ENERGYSOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2007

GLOSSARY OF DEFINED TERMS

        The following defined terms are used throughout this Annual Report on Form 10-K..

AEA	Atomic Energy Act of 1954, as amended
ARO	Asset Retirement Obligation
BDAT	Best Demonstrated Available Technology
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CoCs	(NRC) Certificates of Compliance
D&D	Decontamination and Decommissioning
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EM	Environmental Management
EPA	U.S. Environmental Protection Agency
ERA	Energy Reorganization Act of 1974
GAO	Government Accounting Office
HSWA	Hazardous and Solid Waste Amendments of 1984
LIBOR	London Interbank Offer Rate
LLRW	Low-Level Radioactive Waste
MLLW	Mixed Low-Level Waste
M&O	Management and Operation
NARM	Naturally Accelerated Radioactive Material
NDA	U.K. Nuclear Decommissioning Authority
NORM	Naturally Occurring Radioactive Material
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYSE	New York Stock Exchange
ORNL	Oak Ridge National Laboratory
OSHA	Occupational Safety and Health Administration
PRS	Paducah Remediation Services, LLC
RCRA	Resource Conservation and Recovery Act of 1976
REA	Request for Equitable Adjustment
RFP	Request for Proposal
RSMC	Reactor Sites Management Company
SAFSTOR	Safe Storage (nuclear plant in retirement)
SEC	U.S. Securities and Exchange Commission
SLC	Site License Company
SRS	Savannah River Site
TN DEC	Tennessee Department of Environment and Conservation
TSCA	Toxic Substances Control Act of 1976
WCS	Waste Control Specialists

        This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Form 10-K. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.    Business

Overview

        We are a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning (D&D), logistics, transportation, processing and disposal. We also own and operate strategic facilities that complement our services and uniquely position us to provide a single-source solution to our customers.

        We derive almost 100% of our revenues from the provision of nuclear services and believe that virtually every company or organization in the United States that holds a nuclear license uses our services or facilities, directly or indirectly. Our government customers include the Department of Energy (DOE), Department of Defense (DOD) and Nuclear Decommissioning Authority (NDA). Our commercial customers include many of the largest owners and operators of nuclear power plants in the United States, such as Constellation Energy Group, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation and Florida Power & Light Company. We have entered into long-term arrangements, which we refer to as "life-of-plant" contracts, with nuclear power and utility companies representing 85 of the 104 operating nuclear reactors in the United States. Under these long-term arrangements, we have agreed to process and dispose of substantially all low-level radioactive waste (LLRW) and mixed low-level waste (MLLW) generated by their nuclear power plants, and ultimately the waste materials generated from the D&D of those plants. Our commercial customers also include hospitals, pharmaceutical companies, research laboratories, universities or research reactors, industrial facilities and other commercial facilities.

        We operate strategic facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. According to the General Accounting Office (GAO), our facility in Clive, Utah is the largest privately-owned LLRW disposal site in the United States and currently handles over 95% of all commercial LLRW disposal in the United States. We also manage 10 sites in the United Kingdom with 22 reactors for the NDA, of which four are operational producing electricity and 18 are in various stages of decommissioning. We have a comprehensive portfolio of nuclear processing technology and know-how, supported by more than 175 patents that we own or license. As of December 31, 2007, we had more than 5,000 employees, including approximately 1,150 scientists and engineers and over 400 radiation and safety professionals. Approximately 3,000 of our employees are located at the 10 sites we manage in the United Kingdom. We also manage more than 1,000 site employees at various DOE sites. We have received multiple awards for our safety record.

        Historically, we have provided our services through three segments: Federal Services; Commercial Services; and Logistics, Processing and Disposal (LP&D). When a project involves the provision of both specialized on-site nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, will coordinate with our LP&D segment to provide integrated services.

        Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the D&D division of Scientech, LLC in October 2005, British Nuclear Group of America (BNGA) in February 2006, Duratek, Inc. (Duratek) in June 2006, Safeguard International Solutions, Ltd. (Safeguard) in December 2006, Parallax, Inc. (Parallax) in January 2007, Reactor Sites Management Company (RSMC) in June 2007, NUKEM, Inc. (NUKEM) in July 2007, and Monserco Limited (Monserco) in December 2007. Our acquisition of RSMC significantly expanded our international capabilities. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment. For the year ended December 31, 2007, we derived 49.5% and 4.1% of our revenues and operating income, respectively, from our operations outside North America.

Our Segments

        We provide specialized, technology-based nuclear services to government and commercial customers through our Federal Services, Commercial Services, LP&D and International segments.

Federal Services

        We derive revenues from U.S. government customers for the management and operating (M&O) or clean-up of DOE facilities that are contaminated by radioactive materials. The services that we provide to our government customers include the on-site characterization, sorting, segregation, transportation, management and disposal of classified and unclassified solid and liquid LLRW, MLLW and other special wastes. We also perform D&D and demolition of facilities, including disposal of radioactive materials. In 2007, we safely managed, stored, processed and disposed over one billion pounds of solid and over 100 million gallons of liquid LLRW and MLLW from the government sites that we service. We also manage high-level radioactive waste inventories at a number of government sites, pending their future off-site disposition. Our work includes the development of technologies, engineering, fabrication and operation of facilities to reduce the hazards posed by high-level radioactive waste pending final disposition in a national geological repository. In addition, we derive revenues from the provision of D&D, processing and disposal services to the DOD, including decontamination of classified military equipment and retrieval or recycling of other classified or specialty parts. In some instances, as a member of a Tier 1 project team, we also manage site operations.

        Our government work generally involves providing customized engineering and technology-based expertise at major DOE facilities, such as Richland, Washington, Idaho Falls, Idaho, Los Alamos, New Mexico, Oak Ridge, Tennessee, or Savannah River, South Carolina. Our contract role for government customers is either under Tier 1 or Tier 2 contracts. Under a Tier 1 contract, we typically provide services as an integrated member of a prime contract team. Where we act as part of a Tier 1 team under a prime contract with the DOE, our employees often work alongside and manage employees at the site who work for the DOE and are covered by local benefit packages but are not employees of any of the Tier 1 team members. Under a Tier 2 contract arrangement, we provide services to Tier 1 contractors on a subcontracted basis.

        Government customers have in the past and may in the future account for a significant portion of our revenues. Revenues from DOE contractors and subcontractors represented approximately 16.7% in 2007, 47.9% in 2006, and 63.1% in 2005. The decrease in 2007 is primarily the result of significantly increased revenues in the International segment due to the acquisition of RSMC in June 2007.

        Much of our Federal Services work is highly customized to the specific needs of the site. The following are examples of our Federal Services work in recent years:

Fernald Closure Project

        The 1,050-acre Fernald site was a former uranium processing facility located 18 miles northwest of Cincinnati, Ohio. In 1989, after 37 years of operations to support the U.S. weapons program, the DOE shut down uranium metal production and began to concentrate on environmental compliance, radioactive and mixed waste management and remediation. Since 1992, Fluor Fernald, Inc. has managed the clean-up of the site.

        As an integrated Fluor Fernald team member, we led the waste management and mixed waste projects, providing project management and environmental expertise for site-wide waste retrieval, sorting and segregation, packaging, shipping and transportation for radioactive and hazardous materials disposition. Substantially all the LLRW removed from Fernald was transported to and disposed of at our Clive facility. We also provided management and technical staff who supervised more than 300 dedicated professional and technical employees of the DOE at the site. As an integrated team member, we also played a key role in the off-site disposition of highly radioactive uranium residues stored in two on-site silos at Fernald. Our services included the provision of key personnel to support the operational management, processing design, logistics and transportation systems. The Fernald closure project was substantially completed in October 2006.

Hanford Site Operations

        The 586-square mile Hanford site was a former plutonium production complex with nine nuclear reactors and associated processing facilities located along the Columbia River in southeastern Washington State. In 1989, the DOE, the U.S. Environmental Protection Agency, or EPA, and the Washington State Department of Ecology signed the Tri-Party Agreement, which established milestones for the clean-up of the Hanford site. The Hanford clean-up operations are expected to be complete by 2035. Currently, the DOE is shifting a portion of the site from inactive storage to waste characterization, treatment, storage and disposal operations. Massive plants are being designed and built either to vitrify Hanford's waste or to contain it in blocks of concrete grout. About 300 contaminated buildings will be cleaned up, and a radioactive waste packaging program will continue until the Hanford clean-up is complete.

        We provide management and technical services as a subcontractor to the prime contractors that oversee the Hanford site. For example, we designed the vitrification system for the high-level waste treatment plant, and we continue to provide engineering, research and testing services to the DOE. We also manage more than 50 subprojects, which include planning, strategy and implementation; budgeting; cost and schedule baseline management; achievement of performance agreements with DOE; management of site-wide waste generator services; and associated health and safety services, including regulatory compliance, industrial and radiological safety and quality assurance.

        Clean-up at Hanford is a significant component of the DOE's total environmental management (EM) legacy clean-up program. During 2007 and 2008, the DOE is conducting competitions for three significant management contracts at the Hanford site, and we believe we have the expertise to compete for two of those contracts, Hanford Plateau and Hanford Tanks. We have submitted proposals for these contracts, which are expected to be awarded during the second quarter of 2008. The DOE's fiscal 2007 appropriations requests for the Hanford Plateau and Hanford Tanks contracts are $513 million and $275 million, respectively.

Oak Ridge National Laboratory Operations

        Oak Ridge National Laboratory, or ORNL, located in Oak Ridge, Tennessee, is one of the DOE's largest science and energy laboratories. Managed since April 2000 by a partnership of the University of Tennessee and Battelle Memorial Institute in Columbus, Ohio, ORNL was established in 1943 as a part of the Manhattan Project to pioneer a method for producing and separating plutonium. We have provided on-going technical and management support to the ORNL since 1987. Our work at ORNL includes sampling, characterization, abatement, segregation, packaging, transportation, D&D and disposal of hazardous materials. We are also responsible for sorting, segregating and reducing the volume of the LLRW at ORNL. During 2008, the DOE will conduct a competition for a significant management contract at ORNL, and we believe we have the expertise to compete for this contract. The estimated value of this contract, which we expect to last from 2009 to 2012, is approximately $2.7 billion, according to the DOE.

Savannah River Site Operations

        Established in 1950 by the Atomic Energy Commission, the DOE's Savannah River Site, or SRS, is a 310-square mile facility near Aiken, South Carolina. The site was constructed during the early 1950s to produce materials, primarily tritium and plutonium-239, used in the fabrication of nuclear weapons in support of U.S. defense programs. Due to changes in the national security strategy of the United States, many SRS facilities are no longer needed to produce or process nuclear materials. The DOE has identified approximately 300 structures as surplus and requiring clean-up, ranging in size and complexity from large nuclear reactors to scores of small storage buildings.

        The Washington Savannah River Company has operated the SRS since 1992. As an integrated Washington Savannah River Company team member, we manage the entire solid waste program at the site, including treatment, storage and disposal of low-level radioactive, transuranic, mixed and hazardous waste materials. We operate facilities at the site that provide transuranic waste storage, characterization and transportation, LLRW treatment and disposal and hazardous/mixed waste storage, treatment and disposal. We are also part of a team that has been contracted by the DOE for the design, construction, commissioning and operation of a new salt waste processing facility at the SRS. The facility will be a pre-treatment plant to remove cesium from DOE's inventory of 38 million gallons of highly radioactive waste stored in 49 tanks at the SRS. During 2008, the DOE will conduct a competition for the Savannah River Site Liquid Waste contract, and we believe we have the expertise to compete for this contract. The DOE's fiscal 2007 appropriations request for the Savannah River Site Liquid Waste contract was $528 million.

Idaho National Laboratory

        Established in the late 1950s, the Idaho National Laboratory comprises approximately 700 square miles and was originally established as the National Reactor Testing Station. More than 60 nuclear reactors were designed, built and tested on the site. Spent nuclear fuel reprocessing missions were subsequently added to the site, whereby the DOE extracted highly enriched uranium from used nuclear fuel for recycling into the weapons program. Idaho was also a disposal site for transuranic waste generated during processing operations at Rocky Flats in Colorado.

        We built the Advanced Mixed Waste Treatment Plant at the Idaho National Laboratory to safely treat transuranic-contaminated waste for final disposal at the Waste Isolation Pilot Plant in Carlsbad, New Mexico. In 2009, the contract for continued operation of the Advanced Mixed Waste Treatment Plant will be out for competition, and we believe we have the expertise and the experience to lead this Tier 1 contract. The DOE's fiscal 2007 appropriations request for the Advanced Mixed Waste Treatment Plant is $194 million.

Portsmouth Gaseous Diffusion Plant

        The Portsmouth Gaseous Diffusion Plant in Piketon, Ohio occupies approximately 640 acres, situated in a 3,714 acre federal site. It is operated by the United States Enrichment Corporation, a subsidiary of USEC Inc. The plant has a long history of enriching uranium for defense and commercial nuclear power needs, beginning in the early 1940s with a U.S. defense initiative to produce fissionable material for the atomic bomb. Portsmouth ended enriching operations in 2001. Piketon is expected to be the site for USEC's next-generation uranium enrichment facility, the American Centrifuge Plant.

        Through a joint venture with Los Alamos Technical Associates, we are currently providing environmental management services at the Portsmouth Gaseous Diffusion Plant project, including site characterization, decommissioning, waste processing and environmental restoration.

Atlas Mill Tailings Cleanup

        In June 2007, the DOE awarded us a $98.4 million contract to clean up the Atlas mill tailings that sits alongside the Colorado River near Moab, Utah. The site encompasses approximately 435 acres, of which approximately 130 acres contain uranium mill tailings. The contract runs through September 2011.

Commercial Services

        We provide a broad range of on-site services to commercial customers, including commercial power and utility companies that operate nuclear power plants, pharmaceutical companies, research laboratories, universities, industrial facilities and other entities that generate radioactive materials or are involved in the nuclear services industry. Our services include D&D, project planning, site surveys, radioactive material characterization and management, liquid waste processing, spent nuclear fuel services, emergency response and other nuclear services.

        Examples of our on-site commercial nuclear services include:

  •
  Decontamination and Decommissioning.  We have been providing D&D services for over 20 years. We are currently working with commercial power and utility companies to increase the number of outsourced opportunities for our D&D services. The following examples highlight the scope of the D&D services that we have provided to our commercial customers in recent years:

  •
  Big Rock Point.  From 1996 to 1998, EnergySolutions, BNGA and Duratek were awarded multiple contracts to support the D&D of Consumers Energy's Big Rock Point Nuclear Plant in Charlevoix, Michigan, the longest-running nuclear reactor in the United States. The scope of our work included the engineering, design, licensing and fabrication of spent fuel storage containers and handling equipment, various engineering and consulting tasks supporting spent fuel management and pool-to-pad operations, the removal, transportation, processing and final disposal of large reactor components, structure and system decontamination, building dismantlement and on-site waste management, shipment and processing of LLRW and MLLW.

  We successfully developed, licensed and deployed the FuelSolutions™ cask system for the Big Rock Point project, which is the first system capable of accommodating highly-enriched, high-burnup pressurized water reactor and boiling water reactor fuel assemblies, as well as damaged fuel and fuel debris cans. We also provided the single-source solution for the removal of Big Rock Point's large components, including the reactor vessel. Our services in this regard included the design, licensing, fabrication and implementation of the first fully NRC-compliant Type B package for shipping a reactor in one piece. The major component removal contract also provided for the provision of decontamination and building dismantlement services, including with respect to the turbine building, stack and various auxiliary buildings and structures. Furthermore, we provided licensing and project management support for the implementation of a comprehensive on-site and off-site waste management program. We sorted, packaged, transported and disposed of approximately 100 million pounds of waste using our LLRW disposal sites in Barnwell, South Carolina and Clive, Utah.

    •
    Connecticut Yankee Atomic Power Company.  In July 1999, we began providing comprehensive on-site radioactive waste management and processing services for the D&D of Connecticut Yankee's Haddam Neck Atomic Power Plant in East Hampton, Connecticut, which had been shut down in December 1996. Our activities have included engineering support, logistics and the packaging, transportation and disposal of radioactive and hazardous waste, which included the reactor pressure vessel head, a pressurizer and four steam generators. Decommissioning of the Connecticut Yankee plant was substantially completed in 2006.

    •
    Yankee Atomic Electric Company.  In February 2001, we undertook a major role in the D&D of the Yankee Rowe nuclear power station in Western Massachusetts, which had been shut down in February 1992. As a primary subcontractor to NAC International, we supported the removal of fuel from the spent fuel pool, which we completed in June 2003. The project was highly technical and required several major capabilities, including the engineering, design and fabrication of processing equipment to sort and remove the fuel; packaging, transportation and disposal of all fuel racks from the spent fuel pool; implementing and managing a health and safety program; and training personnel in fuel cask loading and liquid process systems. Our services also included off-site processing and disposal of radioactive and hazardous waste, as well as the transport and disposal of large contaminated components weighing a total of more than 500 tons. Decommissioning of the Yankee Rowe plant was substantially completed in 2006.

    •
    Radioactive Waste Removal Project.  In August 2006, we were awarded a contract to provide radioactive waste removal services at a uranium conversion facility. The scope of our work included on-site project management and all activities related to the packaging, transportation and disposition of LLRW and empty contaminated drums. Our project team mobilized in less than four weeks and subsequently containerized, shipped and disposed of over 400,000 cubic feet of LLRW (the equivalent of over 230 trucks) in three months.

  •
  License Stewardship Program.  Our license stewardship program is a new, innovative approach to provide decommissioning services. Under this program, we acquire title to substantially all of a client's buildings, facilities and equipment of its non-operating nuclear power plant. As the owner of the plant and associated permits, licenses and other assets incidental thereto, we are eligible to acquire a license from the NRC to decommission the plant and the rights to the client's decommissioning trust funds associated with the plant, which are overseen by the NRC. The client retains ownership of the real property and leases the real property to us for the period during which we perform D&D activities. Because of our technology, expertise and assets, this unique structure facilitates the decommissioning of the plant ahead of the schedule that the client would otherwise expect to achieve at a total cost not exceeding the available balance of the decommissioning trust funds (plus investment interest accruing during the decommissioning project). This structure gives us direct access to the decommissioning trust funds, avoiding several expensive and time consuming levels of administrative oversight.

    In December 2007, we entered into a contract with Exelon Generation Company, LLC to decommission its non-operating nuclear plant near Zion, Illinois, under our license stewardship program. We are currently in the process of seeking NRC approval of the proposed transaction.

  •
  Large Components.  Our expertise, personnel and equipment enable us to prepare large components for transport via public highway, waterway, rail or combinations thereof to ensure safety and compliance with regulatory requirements. Large components include overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. These components often weigh more than 20,000 pounds and generally require special transportation arrangements, including formal engineering reviews. The transportation, processing and disposal of these large components is often handled through our LP&D segment.

  •
  Radioactive Liquids Processing.  Our on-site radioactive liquids processing technology-based services incorporate a number of patented technologies, including technically advanced ion exchange and membrane-based systems to reduce liquid waste generation, reduce radioactive discharge, improve water chemistry and enable the recycling of wastewater. Our acquisition of NUKEM in July 2007 enhanced our capabilities for processing radioactive liquids. We believe that we process more contaminated power plant floor drain and equipment drain radioactive wastewater than any other U.S. company—more than 70 million gallons per year. We are currently providing on-site services for removing radioactive and chemical contaminants from wastewater at 19 nuclear power plants. We have developed and provide a make-up water system that can achieve nuclear plant water quality standards by reducing organic carbon and removing ionic impurities and dissolved solids. Our membrane-based technologies are capable of producing effluent water that meets stringent chemical criteria. We also provide dewatering of radioactive particulate wastes. The waste generated by our technology is compatible with our disposal containers and with disposal criteria at our Clive facility. We currently provide dewatering services at 26 nuclear power plants.

  •
  Spent Fuel Services.  We have more than 20 years of experience working with irradiated hardware and materials in spent fuel pools used in boiling water reactors and pressurized water reactors. Our range of fuel pool services includes underwater transfer and container loading, cask transportation, fuel pool vacuuming, pool-to-pool transfers and waste characterization. Our fuel pool personnel are specially trained to handle the planning, on-site processing, packaging, transportation and disposal of various fuel pool components, and we have completed more than 50 fuel pool projects for nearly every nuclear power and utility company in the United States. We also provide full service support of spent fuel storage activities, including cask design and procurement, cask loading and related activities, as well as design and construction oversight for on-site independent spent fuel storage installations.

  •
  Emergency Response.  We employ more than 200 trained radiation protection specialists who can be deployed rapidly throughout the United States to respond to a variety of radioactive contamination events. We also maintain procedures, equipment and mobile radioactive material licenses that can be used for radiological emergency response events. We have responded to a variety of emergency situations, including spills and radiological events at non-nuclear facilities.

Logistics, Processing and Disposal (LP&D)

        We provide a broad range of logistics, processing and disposal services and own and operate strategic facilities for the safe processing and disposal of radioactive materials. Our processing and disposal facilities include our disposal facility in Clive, Utah, which is the largest privately-owned LLRW disposal site in the United States, three processing facilities in Tennessee and separate processing and disposal facilities in Barnwell, South Carolina. We operate the Barnwell disposal facility pursuant to a long-term lease with South Carolina. We also own a facility in Tennessee that we believe is the only commercial facility in the world with the ability to cast, flat-roll and machine casks and other products from depleted uranium. We believe that virtually every company or organization that holds a nuclear license in the United States uses our facilities, directly or indirectly.

        Our transportation and logistics services encompass all aspects of transporting radioactive materials, including obtaining all required local and federal licenses and permits, loading and bracing shipments, conducting vehicle radiation surveys and providing transportation assistance to other companies throughout the United States. Through our Hittman Transportation, Inc., or Hittman, subsidiary, we own and operate a dedicated fleet of tractors, trailers and shipping containers for transporting radioactive materials and contaminated equipment for processing and disposal.

        Our fleet of specialized shipping casks are specially engineered containers for the safe transport of radioactive material. We also have expertise in transporting very large, contaminated reactor components from a commercial power plant to a processing or disposal site. These components include reactor pressure vessels, steam generators and other smaller components. Transportation modes include barge, rail and truck transport.

        We have the capability to store, treat and dispose of several types of radioactive materials, including the following:

  •
  LLRW generated from contaminated soil and debris at clean-up sites, such as ion exchange resins and filter materials used to clean water at nuclear plants, medical waste, activated metals, manufacturing materials and medical and technological research materials;

  •
  MLLW, such as radioactive and hazardous materials, including lead-lined glove boxes, lead-shielded plates and radioactivity-contaminated electric arc furnace dust;

  •
  NORM (naturally occurring radioactive material), such as waste from radium processes, accelerators and mining;

  •
  dry active waste, consisting of resins, filters, evaporator bottoms and hot metal debris;

  •
  liquid waste, which is similar to LLRW, but in liquid form; and

  •
  11e(2) waste consisting of dirt generated by mining and milling operations.

        The LLRW that we dispose of at our Clive facility primarily derives from the clean-up of contaminated sites (including DOE facilities, nuclear power plants, Superfund sites and industrial sites) and from the routine operations of utilities, industrial sites and hospitals. Although we only treat and dispose of Class A LLRW, MLLW and 11e(2) materials at our Clive facility and do not plan to seek authorization to take Class B and C wastes at that site, we are currently able to meet customer demand to dispose of Class B and C waste at the state-owned Barnwell, South Carolina facility that we operate. However, on July 1, 2008, as currently contemplated under South Carolina law, the State of South Carolina will close the Barnwell disposal site to customers outside of the Atlantic Compact States of South Carolina, New Jersey and Connecticut.

        Our MLLW treatment facility in Clive uses several treatment technologies to reduce the toxicity of the waste materials prior to their disposal. These technologies include thermal desorption, stabilization, amalgamation, reduction/oxidation, deactivation, chemical fixation, neutralization, debris spray washing, macro-encapsulation and micro-encapsulation.

        Many of our LP&D projects complement our services in our Federal and Commercial Services segments. The following are examples of LP&D services that we have performed in recent years:

Life-of-Plant Contracts

        Our life-of-plant contracts integrate our LP&D services into a tailored solution for our commercial customers' needs, and we believe that these contracts will represent a significant source of future revenues for our LP&D segment. Life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when the plants are shut down. We have signed life-of-plant contracts with commercial customers representing 85 of the 104 operating nuclear reactors in the United States. Some of the customers with whom we have entered into life-of-plant contracts include Dominion Resources, Inc., Duke Energy Corporation, Exelon Corporation, Florida Power & Light Company and Progress Energy.

Rocky Flats Closure Project

        The Rocky Flats Environmental Technology Site is a DOE environmental clean-up site located approximately 16 miles northwest of downtown Denver. Historically, Rocky Flats made components for nuclear weapons using various radioactive and hazardous materials, including plutonium, uranium and beryllium. Nearly 40 years of nuclear weapons production left behind a legacy of contaminated facilities, soils and ground water. In 1995, the Rocky Flats site was designated by the EPA as a Superfund clean-up site.

        In 1995, the DOE entered into a contract with Kaiser-Hill Company, LLC to manage the clean-up and closure of the Rocky Flats site. Kaiser-Hill was responsible for assigning and integrating tasks among various subcontractors. We were the major subcontractor to Kaiser-Hill for the transportation and disposal of LLRW, MLLW and other contaminated materials at our Clive facility. The clean-up of Rocky Flats was declared complete in October 2005.

Large Components

        An important service provided to commercial nuclear power plants is the disposition of overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. As operational nuclear power plants age, their equipment and components are replaced either to provide increased operational capacity or as part of plant maintenance. For example, in 2004 we handled the transportation, processing and disposal of four steam generators from American Electric Power/Indiana Michigan Power's Donald C. Cook nuclear plant located in Southwest Michigan on the shores of Lake Michigan. Our successful completion of this project enabled us to procure a subsequent contract with this customer to package, transport and dispose of two reactor pressure vessel heads from this plant in 2006 and 2007. The preparation of these large components for transportation, processing and disposal is often handled through our Commercial Services segment.

Paducah Project

        The Paducah Gaseous Diffusion Plant in Paducah, Kentucky was constructed in the mid-1950s as part of a U.S. government program to produce highly enriched uranium to fuel military reactors and produce nuclear weapons and is currently the only operating uranium enrichment facility in the United States. Owned by the DOE and operated through a lease with the U.S. Enrichment Corporation, today the plant produces low-enriched uranium fuel for commercial nuclear power plants in the United States and around the world. In December 2005, the DOE announced a contract award to Paducah Remediation Services, LLC (PRS), for environmental remediation and waste management activities at the plant. We are the major subcontractor to PRS. Under the DOE contract, PRS's responsibilities include groundwater and soil remedial actions, removing legacy waste, D&D services, operating on-site waste storage facilities and surveillance and maintenance activities. Revenues from these services are recognized in our Federal Services segment. We are also responsible for all on-site waste management and off-site waste disposition activities through contract completion, which is expected to occur in September 2009. We have transported and disposed of LLRW, MLLW and other contaminated materials from the Paducah site at our Clive facility. Revenues from these services are recognized in our LP&D segment.

U.S. Navy Contracts

        We are the principal service provider to the U.S. Navy for the disposition of radiological materials under the Naval Nuclear Propulsion Program. Through a series of long-term contracts, we process and dispose of LLRW and MLLW generated by the U.S. Navy's nuclear operations worldwide.

        Several of our facilities provide services to the U.S. Navy, including our Clive, Utah, Barnwell, South Carolina and Oak Ridge and Memphis, Tennessee facilities. These services include the specialized processing of classified materials so that it is impossible to identify what the materials were prior to processing. The materials may then be disposed of at our Clive and Barnwell facilities. In addition to processing classified and unclassified liquid and solid radioactive materials, we also provide transportation and logistics services to the U.S. Navy, as well as on-site support at Naval bases around the United States for the removal of radioactive materials. Revenues from these services are recognized in our LP&D segment.

International

        As a result of our acquisition of RSMC in June 2007, we began reporting the results of our operations outside North America in a new International segment in the second quarter of 2007. The revenues we receive from the NDA for the operation and management of its 10 Magnox sites currently constitute the predominant portion of our International segment revenue. The NDA intends to divide these sites into two Site License Companies (SLCs)—Magnox South and Magnox North—although presently they operate as two regions within one SLC, Magnox Electric. Effective April 1, 2007, the NDA has entered into separate contracts with Magnox Electric for each region. Under these contracts, we are responsible for the operation, defuelling and decommissioning of 10 nuclear power sites. Two of these stations currently generate electricity and eight other stations are now in varying stages of decommissioning. It is anticipated that the process of rebidding the consolidated NDA contracts will commence within the next two or three years. During the contract year ended March 31, 2007 the Southern and Northern regions received funding from the NDA of approximately $526.2 million and $600.0 million, respectively.

        In addition, through our acquisition of Safeguard, we have positioned ourselves as a leading provider in the United Kingdom of turn-key services for the disposal of radioactive materials from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities. We also are pursuing other opportunities in Europe, Asia and North America. We are currently in discussions with Sogin SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities.

        Results of our operations for services provided to our customers in Canada and Mexico are included in our Commercial Services or LP&D segments.

Our Processing and Disposal Facilities

Clive Facility

        Our Clive facility is located in Tooele County, Utah, approximately 75 miles west of Salt Lake City. The DOE and the State of Utah investigated 29 sites to identify the safest permanent disposal location for radioactive materials before settling on what is now our Clive disposal site. The location had been originally selected and used by the DOE as a disposal site for uranium tailings due to its remote location, low precipitation, naturally poor groundwater quality and relatively impermeable clay soils. Tooele County has designated the area around the facility as a hazardous industrial district, which restricts the future use of land in the area to heavy industrial processes and to industries dealing with hazardous wastes. Our Clive facility is located 35 miles away from the nearest residence.

        The State of Utah authorizes our Clive facility to dispose of Class A LLRW, NORM, 11e(2) materials and MLLW. The facility's location enables it to receive radioactive materials year-round via bulk truck, containerized truck, enclosed truck, bulk rail, rail boxcars and rail intermodals. We are served by the Union Pacific Railroad at our private siding and maintain more than seven miles of track and three locomotives for rail cars to be unloaded, decontaminated and released. This direct rail access and our gondola railcar rollover system provides a cost-effective method of unloading up to 100,000 cubic feet of radioactive materials per day. We maintain a fleet of approximately 300 high capacity gondola railcars under long-term operating leases, as well as custom-designed flat cars and other multi-model containers to facilitate the safe transport of radioactive materials to our Clive facility. We also maintain an all-weather paved asphalt road to the site from Interstate 80 to facilitate truck shipment.

        Unlike the two other existing commercial LLRW disposal sites, which are owned by states, we own the site at Clive and also own the buildings and the processing equipment. We have made numerous improvements to the Clive site in the past several years. We purchased a debris shredder, which significantly increases the efficiency of disposal for larger objects at the site. In addition, we made upgrades to the railcar rollover and power system, and we added new decontamination facilities. These changes already have begun to result in significant operating cost efficiencies and enhanced safety.

Disposal Cells

        Our Clive facility uses an above-ground, engineered disposal design, also known as a secure landfill. We use a near-surface engineered embankment design for our disposal cells. Using standard heavy construction equipment, radioactive material is placed in 24-inch thick layers and then compacted in a continuous "cut and cover" process that provides for long-term disposal with minimal active maintenance. The system relies on natural, durable materials to ensure performance over time. Each cell has a 24-inch liner system designed to assist in isolating the material from the environment. A cell bottom liner of compacted low-permeability clay covers a foundation of compacted indigenous clay and soils. The cell embankment top slopes are covered with a compacted two-foot to seven-foot thick clay cover, a rock drainage layer, and a two-foot thick rock erosion barrier to ensure long-term protection of the environment. Cover construction begins as areas of the cell are filled to capacity. The process of continual building, filling and capping of cells ensures long-term cell stability and minimizes work that would be required at site closure. In addition to the standard liner and cover used in the LLRW and 11e(2) materials cells, the MLLW cell has a triple-synthetic-liner system with a synthetic cover barrier. The mixed waste liner system includes leachate collection and leak detection systems required for containment of hazardous waste.

Disposal Capacity

        We believe that we have sufficient capacity for more than 20 years of operations at our Clive facility based on our estimate of lower future disposal volumes than experienced in recent years, our ability to optimize disposal capacity through reduction and compaction techniques, and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal by 83 million cubic feet to approximately 154 million cubic feet of available capacity. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected. See "Risk Factors—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us" and "Risk Factors—Our business depends on the continued operation of our Clive, Utah facility."

Tennessee Facilities

        We operate facilities at three locations in Tennessee where we process and transfer radioactive materials generally en route to our Clive facility. The facilities are operated in an integrated fashion to maximize the breadth of options available to us and to our customers.

        Our Bear Creek facility includes a licensed commercial LLRW processing facility. It primarily receives waste from nuclear utilities, government agencies, industrial facilities, laboratories and hospitals. Our Bear Creek facility also manages classified nuclear waste, which is specially processed to obscure any classified information.

        Our Gallaher Road facility in Kingston, Tennessee is located adjacent to Oak Ridge, Tennessee and provides specialty waste processing and transportation logistical services. The Gallaher Road facility also is the base for our Hittman trucking operations and maintains our fleet of tractors, trailers and shipping containers for transporting radioactive materials.

        Our Memphis facility's riverside location allows for access by barge as well as truck and rail. The facility is specifically designed to handle large components such as steam generators, turbine rotors, heat exchangers, large tanks and similar components. From Memphis, disassembled components can be shipped to our other facilities for ultimate disposition.

        In addition to the three Tennessee processing facilities, we own a facility in Oak Ridge, Tennessee that provides metals manufacturing, processing, casting and rolling, fabrication and other services to our customers and we believe is the only commercial facility in the world with the ability to cast, flat-roll and machine products from depleted uranium. Material processed at this facility can be found in a variety of products, including electronics, medical isotope shipping containers, nuclear accelerators, nuclear fuel storage casks and fighter jets.

South Carolina Facilities

        We operate a LLRW disposal facility in Barnwell, South Carolina pursuant to a long-term lease and an operating agreement with the state of South Carolina that expires on April 5, 2075. Barnwell is the only commercial facility in the United States that is permitted to accept all classes of commercially generated LLRW. This facility provides disposal services for large components not suitable for volume reduction and for ion exchange resins and other radioactive materials that are generated by nuclear power plants, hospitals, research laboratories and industrial facilities. The State of South Carolina has indicated that essentially all remaining disposal capacity at Barnwell prior to July 1, 2008 for Classes A, B and C waste has already been sold. On July 1, 2008, as currently contemplated under South Carolina law, the State of South Carolina plans to close our Barnwell disposal site to customers outside the Atlantic Compact States. We will continue to operate the Barnwell site following its closure to customers from those states on a cost-reimbursable basis under our long-term lease.

        We also operate a facility adjacent to the Barnwell disposal facility to support the DOD in preparing materials for disposal, including military equipment decontamination and parts retrieval and recycling. The facility also provides specialty processing services.

Engineering and Technologies

Engineering Services

        We employ highly trained personnel with technical and engineering experience in critical areas of the nuclear services industry. Our technical capabilities include engineering (chemical, process, mechanical, nuclear, civil and structural), radiological safety, chemistry, environmental, safety and other disciplines that are critical to the provision of technology-based nuclear services.

        We provide on-site engineering services to support the deployment of radioactive, hazardous and mixed waste treatment, transportation and disposal technologies. We design equipment, components and integrated turnkey systems, train customer personnel and perform a broad range of engineering consultation services. We also have significant experience designing and licensing storage and transport cask systems and can provide complete "pool-to-pad" services to customers implementing dry cask storage systems at their facilities. Our engineering staff has successfully developed and licensed numerous storage and transport cask systems, including specialized containers for various Type A, Type B and fissile material contents. Our FuelSolutions™ cask system technology, for example, provides an integrated means for both storage and transportation of spent nuclear fuel. We have designed packages for transport (via trailer, rail and barge) and storage applications, including spent fuel baskets, wood and polyurethane foam impact limiters, and auxiliary components such as cask tie-downs, lifting gear and personnel barriers.

        As part of the BNGA acquisition, we obtained the rights in the United States, Canada and Mexico to the full suite of spent nuclear fuel recycling technology of BNFL, including intellectual property. We also employ many of the employees who designed, constructed, commissioned and operated the existing spent fuel recycling facilities in the United Kingdom.

        We believe that our vitrification technology and expertise gives us a competitive advantage. Vitrification is a technique in which waste mixes with glass-forming chemicals to form molten glass that solidifies and immobilizes the embedded waste. It is an established means for the disposal and long-term storage of nuclear and other hazardous wastes that produces a non-leaching, durable material that effectively traps waste and can be stored for relatively long periods without concern for air or groundwater contamination. Our patented system is the baseline technology for the high-level waste and low-active waste vitrification processes at the DOE's Hanford Waste Treatment Plant. We designed, constructed and operated nonradioactive, nonhazardous pilot melters to test design concepts for the full scale units that will vitrify millions of gallons of highly radioactive tank waste at the Hanford site.

Processing and Treatment Technologies

        We believe that, in addition to our disposal capabilities, we offer the most diverse capabilities in the United States for handling, treating and processing radioactive materials prior to ultimate disposal. Depending on the nature of a particular radioactive waste stream, we employ the following proprietary waste processing and treatment technologies to optimize the disposal capacity of our facilities:

  •
  Compaction.  Our UltraCompactor™ at our Bear Creek facility is available for compacting LLRW with the force of 10 million pounds.

  •
  Encapsulation.  Encapsulation significantly reduces the leachability of toxic materials. In a process known as macro-encapsulation, we encapsulate elemental toxic metals or hazardous debris in a jacket of inert inorganic material. Micro-encapsulation involves the encapsulation of material arriving in dry powder or ash form in a low density plastic.

  •
  Incineration.  Incineration offers volume reduction potentially exceeding 200 times and is a cost-effective treatment for many dry radioactive materials. At our Bear Creek facility, we own and operate one of only two licensed commercial incinerators in North America for radioactive materials.

  •
  Metal Melting and Decontamination.  Our metals processing program at our Bear Creek facility employs decontamination, melting and survey technologies to dispose of radioactively contaminated metals. After decontamination, we survey the metal to verify its radioactivity and determine its handling requirements. If we cannot decontaminate the metal, we may utilize our metal melting technology. Our melting technology and capabilities are used to obscure classified DOD components prior to disposal.

  •
  Solidification.  Our cement-based solidification processes use high-volume proprietary cement formulations to stabilize liquid and aqueous LLRW materials in a variety of container sizes.

  •
  Steam Reforming.  Steam reforming destroys liquid or solid waste organics through high-temperature reaction with superheated steam, leaving behind a dry, non-hazardous, mineral-like solid residue. We use steam reforming to process tough organic materials that exhibit high radioactivity levels, as well as medical, municipal, agricultural and industrial materials.

  •
  Thermal Desorption.  Our Clive facility uses Vacuum-Assisted Thermal Desorption, or VTD, a separation technology that separates organic materials with differing boiling points. Thermal desorption offers an alternative to full-scale incineration and allows for significant reduction in material volume.

Research and Development

        We conduct research and development that is critical to the development of technologies used in the nuclear services industry, especially those used as part of our services to manage radioactive waste from DOE facilities. Our research and development efforts are funded either directly or through partnership with government, commercial or academic entities. We contract or subcontract with the Vitreous State Laboratory of the Catholic University of America, located in Washington, DC, to provide research and development services for us under fixed-price and cost-reimbursable contracts. Typically, these contracts are funded by our customers and involve the stabilization or vitrification of radioactive materials. We have an agreement with some of the Catholic University professors to exclusively license a number of patents related to vitrification and ion exchange technologies, which they own.

        We also have relationships with the University of Nevada, Las Vegas and the University of Washington to provide technology-based research capabilities in support of some of the projects and technical initiatives that we are working on.

        The majority of our research and development costs are funded by our customers. Our non-reimbursed research and development expenses included in our results of operations are immaterial.

Patents and Other Intellectual Property Rights

        We own or license approximately 60 patents for use in North America. We also have the right to use in the United States, Canada and Mexico approximately 115 patents from BNFL that came with the acquisition of BNGA. These licenses cover the fields of radioactive material management, storage, treatment, separation, spent nuclear fuel recycling and transport. Our patent portfolio also includes areas such as biotechnology, lasers, containers and D&D. We also own non-patent intellectual property that essentially consists of research, design, safety, construction, operations and know-how. Our patents expire between 2008 and 2027. We do not believe that our business, results of operations or financial condition will be adversely affected by any of the patent expirations over the next several years.

Contracts

        Our work is performed under cost-reimbursable contracts, unit-rate contracts and fixed-price contracts, each of which may be modified by incentive and penalty provisions.

        Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to a different contract type. Most of our government work in our Federal Services and International segments is typically performed on a cost-reimbursable basis awarded through a competitive bidding process. We believe this type of contract reduces our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts, on the other hand, are generally obtained by direct negotiation rather than by competitive bid. Our commercial D&D projects are generally fixed-price contracts. Almost all of the contracts entered into by our LP&D segment are unit-rate contracts.

        The following table sets forth the percentages of revenues represented by these types of contracts during the year ended December 31, 2007:

% of revenues
Cost-reimbursable	65%
Unit-rate	26%
Fixed-price	9%

Cost-Reimbursable Contracts

        Most of the government contracts in our Federal Services and International segments are cost-reimbursable contracts. Under a cost-reimbursable contract, we are reimbursed for allowable or otherwise defined costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms. The fee may be a fixed amount as specified in the contract; it may be an amount based on the percentage of the estimated costs; or it may be an incentive fee based on targets, milestones, cost savings or other performance factors defined in the contract.

        Our government contracts are typically awarded through competitive bidding or negotiations and may have involved several bidders or offerors. Many of these contracts are multi-year Indefinite Delivery Order agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the customer to define the scope and amount of work required. Although these contracts do not initially provide us with any specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding. Government contracts also typically have annual funding limitations and are limited by public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed.

        Our government contracts generally are subject to oversight audits by government representatives, to profit and cost controls and limitations and to provisions permitting modification or termination, in whole or in part, at the government's convenience. Government contracts are subject to specific procurement regulations and a variety of socioeconomic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

Unit-Rate Contracts

        Almost all of the contracts entered into by our LP&D segment, including our life-of-plant contracts, are unit-rate contracts. Under a unit-rate contract, we are paid a specified amount for every unit of work performed. A unit-rate contract is essentially a fixed-price contract with the only variable being units of work performed. Variations in unit-rate contracts include the same type of variations as fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and unit prices.

        Our life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when the plants are shut down. As a result, the contracts expedite individual project contract negotiations with customers through means other than the formal bidding process. Life-of-plant contracts typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments.

Fixed-Price Contracts

        Under a fixed-price contract, the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. As a result, we benefit from costs savings while generally being unable to recover any cost overruns on these contracts. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other negotiated events.

Sales and Marketing Strategy

        We conduct our marketing efforts principally through sales forces dedicated to servicing existing or pursuing new opportunities in each of our segments.

        The current target market for our Federal Services segment involves site M&O and clean-up of radioactive materials in two target segments. The first is for Tier 1 contracts. These are large prime contracts for the M&O of federal facilities. The second segment is Tier 2 contracts, which are project-driven contracts. For these, we generally act as a subcontractor to an M&O-type contractor. Each of these opportunities requires a unique business development and sales approach. We have entered into and will continue to enter into joint venture or teaming arrangements with competitors with respect to bidding on large, complex government contracts.

        Federal customers generally procure nuclear services through highly structured processes. Tier 1 opportunities involve contracts for the operation of a federal site, which is typically a DOE site. We generally pursue these contracts as a member of a consortium. The sales cycle for these contracts begins at least one year and generally two years before the release of a RFP. Tier 2 opportunities are discrete project-based opportunities to act as a subcontractor to Tier 1 contractors. The sales cycle for Tier 2 opportunities can be six months or less.

        We generally pursue procurements that are decided on a "best-value" basis, in which the decision-makers consider a combination of technical and cost factors, as well as project management experience. Factors include the technical approach to managing and performing the project, key project personnel, experience performing similar projects and past performance, which includes customer references. Cost factors are generally weighed to include cost structure as it would be applied in a specific project.

        In our Commercial Services segment, our sales team actively markets our integrated services and technical expertise to nuclear power and utility customers. For example, our commercial sales team was instrumental in developing and marketing the concept of life-of-plant contracts with commercial power and utility customers and has also been involved in developing our license stewardship initiative to serve the shut-down nuclear reactor D&D market.

        In our LP&D segment, we maintain dedicated sales forces at our Clive and Barnwell facilities to market to and serve customers that require logistics, transportation and disposal of radioactive materials. Our LP&D sales team members' duties include visiting customer sites, assisting customers in completing all required paperwork and obtaining necessary licenses and permits for the transportation of radioactive materials to one of our facilities and managing the transportation process.

        Our sales efforts in the International segment mirror our sales efforts in the United States. Our business development and technical teams approach bidding opportunities in the United Kingdom in a similar manner as for bids for opportunities in the United States. In addition, our international business development team works closely with key nuclear power operators to pursue commercial opportunities.

Safety

        We devote significant resources to ensuring the safety of the public, our employees and the environment. In the United States, we have built a safety record that is critical to our reputation throughout our markets, particularly DOE contractor services. Our domestic safety incident record is substantially better than standards for other similar businesses according to the North American Industrial Classification System with total Occupational Safety and Health Administration, or OSHA, recordable and lost time incidence rates of 2.38 and 0.35, respectively, versus industry averages of 6.9 and 2.5, respectively. None of our safety incidents has involved radioactive contamination. We have received numerous safety achievement awards in recognition of our industry-leading safety record.

        We also have traditionally met or exceeded the occupational and public radiation safety requirements for the U.S. nuclear services industry. The average employee radiation dose at our Clive site is approximately 38 millirem annually, which is 0.8% of the Federal government's allowable annual guideline of 5,000 millirem.

        In 2007, we passed approximately 500 person-days of regulatory inspections by state regulators, the NRC, the DOE and the Nuclear Procurement Issues Committee. We submit routine reports to the applicable state and federal regulatory agencies demonstrating compliance with rules and regulations set forth in our licenses and permits.

        We also have established an extensive safety education program for our employees. Before employees are permitted to work in restricted areas, they are required to complete a four-day training course on radiation theory, proper procedures and radiation safety. Each employee is required to participate in semi-annual refresher courses, and our employees completed over 15,000 cumulative hours of safety training in 2007. In addition to extensive training, we employ more than 120 safety professionals and technicians who are responsible for protecting workers, the public and the environment. We also employ a round-the-clock security staff to prevent unauthorized access to our sites.

        In addition, in the United Kingdom, every Magnox site is accredited under the ISO 14001 system, which is an internationally accepted specification for environmental management systems, as well as Occupational Health and Safety Management Systems 18001, which establishes standards for occupational health and safety. RSMC has also won numerous awards for health and safety.

Insurance

        Like all companies in the nuclear industry, we derive a significant benefit from the provisions of the Price-Anderson Act, as amended. The Price-Anderson Act was enacted in 1957 to indemnify the nuclear industry against liability claims arising from nuclear incidents, while still ensuring compensation coverage for the general public. The Price-Anderson Act, as amended, establishes a no-fault insurance-type system for commercial reactors that indemnifies virtually any industry participant against third party liability resulting from a nuclear incident or evacuation at a commercial reactor site or involving shipments to or from a commercial reactor site. Through primary layer insurance and a secondary layer insurance pool collectively funded by the nuclear industry, each reactor has coverage for approximately $10.8 billion in claims that covers activities at the reactor site and the transportation of radioactive materials to or from the site. Price-Anderson limits liability for an incident to $10.8 billion, unless the Federal government decides to provide additional funding. Activities conducted under a contract with the DOE are covered by a $10 billion indemnity issued by the DOE. For activities at our facilities that are not covered by the Price-Anderson Act, we maintain nuclear liability insurance coverage issued by American Nuclear Insurers, as follows:

Facility	Limit
General (All)—Supplier's and Transporter's	$100 million
Barnwell, South Carolina facility	$100 million
Oak Ridge, Tennessee—Bear Creek facility	$50 million
Kingston, Tennessee—Gallaher Road facility	$5 million
Oak Ridge, Tennessee facility	$5 million
Memphis, Tennessee facility	$10 million

        We do not maintain third party nuclear liability coverage for our Clive, Utah facility, because we do not believe such coverage is warranted.

Competition

        We compete with major national and regional services firms with nuclear services practices for government and commercial customers. The following are key competitive factors in these markets:

  •
  technical approach;

  •
  skilled managerial and technical personnel;

  •
  proprietary technologies and technology skill credentials;

  •
  quality of performance;

  •
  safety;

  •
  diversity of services; and

  •
  price.

        Our competitors include national engineering and construction firms, including Bechtel Group, Inc., CH2M Hill, Fluor Corporation, Jacobs Engineering Group, URS Corporation, AMEC plc and AREVA. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. We also face competition from smaller local firms. Our major U.S. government customer, the DOE, has substantially increased small business set-asides for prime contracts. Because we are not a small business, we have responded by teaming in certain circumstances as a subcontractor to small businesses responding to requests for proposals as a prime contractor on selected procurements. We expect intense competition to continue for nuclear service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits.

        We also face competition to provide radioactive material transportation, processing and disposal services to our customers. Currently, the predominant radioactive material treatment and disposal methods include direct landfill disposal, on-site containment/processing and incineration or other thermal treatment methods. Our competitors may possess or develop alternate technologies that compete with our radioactive material processing technologies. Competition in this area is based primarily on cost, regulatory and permit restrictions, technical performance, dependability and environmental integrity.

        Currently, we are the only commercial disposal outlet for MLLW and operate two of the three commercial LLRW disposal sites in the United States, through our Clive, Utah and Barnwell, South Carolina disposal facilities. The third facility is a state-owned facility located in Richland, Washington that is relatively small, does not accept radioactive materials from outside the Northwest Interstate Compact on Low-Level Radioactive Waste Management States and may eventually stop receiving materials from outside Washington State itself. Several other companies have tried to obtain site licensing and have failed. We are the only company to have received a license subsequent to the enactment of the Low-Level Radioactive Waste Policy Act.

        With respect to bulk Class A waste, we compete with processors who reduce volumes through treatment (compaction, sorting and incineration). The situation is similar for large components with processors being able to cut, scrap and partially decontaminate the components. Eventually, in both instances, most of the waste ends up at our Clive site but in reduced volumes. The other option available for utilities and industrial sites is to store waste on-site. This is generally a temporary solution, especially if local communities become aware of such situations.

        In the future, other commercial sites could be licensed for the disposal of radioactive waste. One such site could be the WCS site in Andrews County, Texas. WCS filed a license application in August 2004 for a LLRW disposal facility and announced in late 2007 that the Texas Commission on Environmental Quality has made a preliminary decision that the license application meets all statutory and regulatory requirements. WCS is prohibited from accepting more than 20% of the volume shipped to the WCS site from outside the Texas Interstate Compact on Low-Level Radioactive Waste Management, which includes Texas and Vermont.

Employees

        As of December 31, 2007, we had more than 5,000 employees, including approximately 1,150 scientists and engineers and over 400 radiation and safety professionals. With the acquisition of RSMC in June 2007, approximately 3,000 of these employees are in the United Kingdom. These employees are associated with RSMC's contract with the NDA to operate the Magnox sites. Should RSMC no longer be under contract with the NDA to operate the Magnox sites, these individuals will no longer be employed by RSMC through its subsidiary, Magnox Electric Limited, with the exception of approximately 70 employees who would continue to be employed by RSMC. The NDA reimburses us for the salaries and benefits of all RSMC employees. A significant portion of our workforce in the United Kingdom is unionized, and we have annual agreements that cover most of the RSMC employees, which are negotiated in conjunction with the NDA. A majority of our employees are skilled professionals, including nuclear scientists and engineers, hydrogeologists, engineers, project managers, health physics technicians, environmental engineers and field technicians. At the Hanford, Washington, Oak Ridge, Tennessee, and Paducah, Kentucky, DOE sites that we manage, approximately 180 of our employees are represented by labor unions. In addition to our own employees, we manage over 1,000 DOE site employees through various Tier 1 arrangements at DOE sites, a portion of who belong to unions. Our labor relations with those employees represented by labor unions at Hanford are governed under a site stabilization agreement which will expire when the D&D services at Hanford are complete. We have five separate collective bargaining agreements at Oak Ridge, one of which will expire on March 31, 2008 and the remaining four of which will expire on June 22, 2009. Our collective bargaining agreement relating to the Paducah site will expire on July 31, 2010.

Regulation

Applicable U.S. Statutes

        We operate in a highly regulated industry, and are subject to extensive and changing laws and regulations administered by various federal, state and local governmental agencies, including those governing radioactive materials and environmental and health and safety matters. Some of the laws affecting us include, but are not limited to, the AEA, the Resource Conservation and Recovery Act of 1976 (RCRA), the Energy Reorganization Act of 1974 (ERA), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Hazardous Materials Transportation Act, the Uranium Mill Tailings Radiation Control Act, the Hazardous Waste Transportation Act, the Low-Level Radioactive Waste Policy Act, the Nuclear Waste Policy Act of 1982 (NWPA), the Utah Radiation Control Act, the Utah Air Conservation Act, the Utah Solid and Hazardous Waste Act, the Utah Water Quality Act, the Tennessee Radiological Health Service Act, the South Carolina Radiation Control Act, the South Carolina Radioactive Waste Transportation and Disposal Act, the Tennessee Solid Waste Disposal Act, the Clean Water Act, the Clean Air Act of 1970, as amended (Clean Air Act), the Toxic Substances Control Act of 1976 (TSCA), the Federal Insecticide, Fungicide and Rodenticide Act, the Oil Pollution Act of 1990 and the Occupational Safety and Health Act; each as from time to time amended.

        The AEA and the ERA authorize the NRC to regulate the receipt, possession, use and transfer of radioactive materials, including "source material," "special nuclear material" and "by-product material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of LLRW, and that require the licensing of LLRW disposal sites by NRC or states that have been delegated authority to regulate low-level radioactive material under Section 274 of the AEA. Nearly all of our nuclear related licenses are overseen by Agreement States (i.e., a state to which the NRC has delegated some authority). Our primary regulators are government agencies of the States where our processing and disposal facilities are located, namely Utah, South Carolina and Tennessee.

        RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 (HSWA), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous and solid waste. The intent of RCRA is to control hazardous and solid wastes from the time they are generated until they are properly recycled or treated and disposed. As applicable to our operations, RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage, and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The Land Disposal Restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology (BDAT), treatment standards, unless certain exemptions apply. In the same way that the NRC may delegate authority under the AEA, the EPA may delegate some federal authority under RCRA to the states.

        TSCA provides the EPA with the authority to regulate over 60,000 commercially produced chemical substances. The EPA may impose requirements involving manufacturing, record keeping, reporting, importing and exporting. TSCA also established a comprehensive regulatory program, analogous to the RCRA program for hazardous waste, for the management of polychlorinated biphenyls.

        The Clean Water Act, regulates the discharge of pollutants into streams and other waters of the United States (as defined in the statute) from a variety of sources. If wastewater or runoff from our facilities or operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges.

        The Clean Air Act empowers the EPA and the states to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration, as well as dust emissions from locations such as waste disposal sites.

        The processing, storage, and disposal of high-level radioactive waste (e.g., spent nuclear fuel) are subject to the requirements of the NWPA, as amended by the NWPA Amendments. These statutes regulate the disposal of high-level radioactive waste by establishing procedures and schedules for the DOE to site geologic repositories for such waste, and such repositories are to be licensed by the NRC. The NRC has issued regulations that address the storage and disposal of high-level radioactive waste, including storage and transportation of such waste in dry casks and storage at Independent Spent Fuel Storage Installations.

Applicable U.K. Statutes

        Through our subsidiary RSMC and our acquisition of Safeguard International Solutions Ltd, we are subject to extensive and changing laws and regulations in the United Kingdom. Some of the laws affecting us include, but are not limited to, the Nuclear Installations Act 1965, the Health and Safety at Work Act 1974, the Radioactive Substances Act 1993 (RSA 1993), the Environment Act 1995, the 2004 Energy Act and the Electricity Act 1989.

        The Nuclear Installations Act 1965 governs the construction and operation of nuclear installations, including fuel cycle facilities, in the United Kingdom. The Health and Safety at Work Act 1974 governs Health Protection at those installations.

        The RSA 1993 provides a comprehensive framework for the keeping and use of radioactive materials as well as accumulation and disposal of radioactive waste.

        The Environment Act 1995 created the Environment Agency in England and Wales and the Scottish Environment Protection Agency, or SEPA. Under the Environment Act 1995, these agencies enforce environmental protection legislation including the RSA 1993.

        The 2004 Energy Act established the NDA to ensure the decommissioning and clean-up of Britain's civil public sector nuclear sites including the sites operated by RSMC.

The U.S. Regulatory Environment

        The State of Utah regulates our operations at our Clive disposal facility. Our Utah licenses include our Clive facility's primary radioactive materials license (UT2300249) and our 11e(2) by-product license (UT2300478), which is currently in timely renewal (which allows us to operate under the terms of our prior license until a new license is issued). Four different divisions of the Department of Environmental Quality regulate this facility with approximately 14 employees devoted to the facility. The Division of Radiation Control (DRC), and the Division of Solid and Hazardous Waste regulate our ability to receive LLRW, NORM/NARM (naturally-occurring/accelerator-produced radioactive material), 11e(2) and MLLW. Additionally, the Division of Water Quality and the Division of Air Quality also regulate the facility. The site is inspected daily to ensure strict compliance with all Utah regulations. The DRC also requires us to provide financial assurance for the decommissioning or "closure" of our Clive facility, including areas that are closed on an ongoing basis. The adequacy of the funding provided is reviewed annually to assure that adequate financial resources are set aside and maintained to fund any required on-site clean-up activities. Finally, we also maintain nine Tooele County, Utah Conditional Use Permits for the facility.

        The South Carolina Department of Health and Environmental Control (DHEC), regulates our South Carolina operations through multiple groups, including the Division of Waste Management, the Bureau of Air Quality, and the Bureau of Water. Our licensed operations in South Carolina include the Barnwell disposal facility (the license is currently in timely renewal), the Calibration Laboratory, the Nuclear Services Support Facility, the Barnwell Environmental and Dosimetry Lab and the

Chem-Nuclear Systems, Service Operations Division. The DHEC has staff specifically devoted to the regulation of our facilities which continually inspects us and assures that we fully comply with all regulations. We lease the Barnwell site from the State of South Carolina and under the terms of the Atlantic Compact. As part of that lease and as part of its regulatory oversight, South Carolina requires us to contribute to a long-term care fund for the site and maintain decommissioning or closure assurance.

        The Tennessee Department of Environment and Conservation (TN DEC), regulates our Tennessee operations. Multiple groups within the TN DEC regulate our operations including the Division of Radiological Health, the Division of Solid Waste Management and the Division of Water Pollution Control. The TN DEC has staff that continually oversees our facilities and also requires each facility to provide decommissioning assurance. Several of our Tennessee licenses are currently in timely renewal.

        When we engage in the transportation of hazardous/radioactive materials, we are subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act. Pursuant to these statutes, the United States Department of Transportation regulates the transportation of hazardous materials in commerce. Our wholly-owned subsidiary, Hittman, is our primary shipping operation. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials. Many states also regulate our shipping business including California, Colorado, Florida, Georgia, Idaho, Massachusetts, New Jersey, New York, Oregon and Pennsylvania.

        We are also regulated by the federal government—including by the NRC and EPA. The NRC regulates us regarding the certification of casks used to transport waste and regarding operations in non-Agreement States. We have multiple current Certificates of Compliance (CoCs), which allow us to manufacture and sell radioactive material packages for the storage and transportation of radioactive material, including dry casks for spent nuclear fuel. These CoCs permit the use of these packages by third parties as well as for our own transportation needs. The NRC requires us to maintain a Quality Assurance program associated with these CoCs. Furthermore, the NRC regulates several nuclear materials licenses which facilitate EnergySolutions' work at worksites other than those located in South Carolina, Tennessee or Utah. These licenses do not have any decommissioning requirements.

        To the extent we engage in the storage, processing, or disposal of mixed waste, the radioactive components of the mixed waste are subject to NRC regulations promulgated under the AEA. The EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the states may also regulate mixed waste.

        Under RCRA, wastes are classified as hazardous either because they are specifically listed as hazardous or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are considered hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes, including waste treated with our vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Full RCRA regulation would apply to the subsequent management of this waste residue, including the prohibition against land disposal without treatment in compliance with BDAT (best demonstrated achievable technology). In some cases, there is no current technology to treat mixed wastes, although EPA policy places these wastes on a low enforcement priority. Our ownership and operation of treatment facilities also exposes us to potential liability for clean-up of releases of hazardous wastes under RCRA.

        Operators of hazardous waste treatment, storage and disposal facilities are required to obtain RCRA Part-B permits from the EPA or from states authorized to implement the RCRA program. We have developed procedures to ensure compliance with RCRA permit provisions at our Bear Creek facility, including procedures for ensuring appropriate waste acceptance and scheduling, waste tracking, manifesting and reporting and employee training.

        CERCLA effectively imposes strict, joint and several retroactive liabilities upon owners or operators of facilities where a release of hazardous substances occurred, the parties who generated the hazardous substances released at the facilities and parties who arranged for the transportation of hazardous substances to these facilities.

        Because we own and operate vitrification, storage, incineration and metal processing facilities, we are exposed to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. If we use off-site storage or disposal facilities for final disposition of the glass and other residues from our vitrification, incineration and other treatment processes, or other hazardous substances relating to our operations, we may be subject to clean-up liability under CERCLA, and we could incur liability as a generator of these materials or by virtue of having arranged for their transportation and disposal to such facilities. We have designed our processes to minimize the potential for release of hazardous substances into the environment. In addition, we have developed plans to manage and minimize the risk of CERCLA or RCRA liability by training operators, using operational controls and structuring our relationships with the entities responsible for the handling of waste materials and by-products.

        Certain of our facilities are required to maintain permits under the Clean Water Act, the Clean Air Act and corresponding state statutes. The necessity to obtain such permits depends upon the facility's location and the expected emissions from the facility. A state may require additional state licenses or approvals. Further, many of the federal regulatory authorities described in this section have been delegated to state agencies; accordingly, we hold the required licenses, permits and other approvals from numerous states.

        We believe that our treatment systems effectively trap particulates and prevent hazardous emissions from being released into the air, the release of which would violate the Clean Air Act. However, our compliance with the Clean Air Act may require additional emission controls and restrictions on materials stored, used and incinerated at existing or proposed facilities in the future.

        Many of the government agencies overseeing our operations require us to regularly monitor the impacts of our operations on the environment, and to periodically report the results of such monitoring. The costs associated with required monitoring activities have not been, and are not expected to be, material. In complying with existing environmental regulations in past years, we have not incurred material capital expenditures. We do not expect to incur material capital expenditures in future periods. However, we could be required to remediate any adverse environmental conditions discovered in the future.

        OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals that may be present in mixed wastes. We must follow OSHA standards, including the preparation of material safety data sheets, hazardous response training and process safety management, as well as various record-keeping disclosure and procedural requirements. The NRC also has set regulatory standards for worker protection and public exposure to radioactive materials or wastes that we adhere to. See "—Safety."

The U.K. Regulatory Environment

        Through our subsidiary RSMC, we hold the contracts and licenses to operate and decommission 22 reactors at 10 sites in the United Kingdom. Four of these reactors are operating and 18 are in various stages of decommissioning. Approximately 3,000 employees in the United Kingdom operate these sites and are subject to the U.K. regulatory environment. Through our acquisition of Safeguard International Solutions Ltd., we also have other operations in the United Kingdom that are also subject to this regulatory environment.

        The Health and Safety Executive (HSE), is responsible for licensing nuclear installations. The HM Nuclear Installations Inspectorate (NII), which is part of the Nuclear Directorate of the HSE, ensures that nuclear installations comply with all statutory safety requirements. The NII staff regularly inspects our facilities to confirm that the relevant licensing requirements are met throughout the life of the facility, including decommissioning.

        The Environment Agency in England and Wales and SEPA in Scotland have extensive powers and statutory duties to improve and protect the environment across England, Wales and Scotland. The Environmental Protection Directorate of the Environmental Agency regularly inspects and regulates our facilities in England and Wales to confirm compliance with regulations regarding radioactive substances, integrated pollution control, waste regulation and water quality. SEPA fulfills a similar function in Scotland. Memoranda of Understanding between the Environment Agency/SEPA and the HSE facilitate effective coordination between the multiple agencies regarding overlapping functions.

        Under the Energy Act 2004, the NDA was given responsibility for the operation, clean-up and decommissioning of 20 civic public sector nuclear sites, including reactor facilities used for the storage, disposal or treatment of hazardous material. We are operating or decommissioning 22 of the reactors for the NDA at these sites. Accordingly, we serve as a prime contractor for the NDA.

Item 1A.    Risk Factors.

        You should carefully consider the following factors and other information contained in this Form 10-K before deciding to invest in our common stock.

We and our customers operate in a highly regulated industry that requires us and them to obtain, and to comply with, national, state and local government permits and approvals.

        We and our customers operate in a highly regulated environment. Our facilities are required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

  •
  failure to provide adequate financial assurance for decommissioning or closure;

  •
  failure to comply with environmental and safety laws and regulations or permit conditions;

  •
  local community, political or other opposition;

  •
  executive action; and

  •
  legislative action.

        In addition, if new environmental or other legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Changes in requirements imposed by our environmental or other permits may lead us to incur additional expenses by requiring us to change or improve our waste management technologies and services to achieve and maintain compliance. There can be no assurance that we will be able to meet all potential regulatory changes.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us.

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups frequently oppose the operation of disposal sites for radioactive materials such as our Clive, Utah and Barnwell, South Carolina facilities. For example, public interest groups and the governor of Utah recently have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. With respect to our publicly-announced negotiations with Sogin, we are experiencing both local and national expressions of opposition to the importation of waste from Italy. If these or any similar efforts to limit our Clive operations were successful, then our business would suffer. Even if these types of efforts are unsuccessful, public criticisms of our business resulting from these efforts could harm our reputation, and our stock price could suffer.

        Opposition by third parties to particular projects can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. Adverse public reaction to developments in the use of nuclear power or the disposal of radioactive materials, including any high profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more, contributing to the result that no new reactor has been ordered since the 1970s. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers' and our business.

Our business depends on the continued operation of our Clive, Utah facility.

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 14.2% of our revenues for the year ended December 31, 2007. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, can affect our ability to operate the facility. Legislative or executive branch statements or actions by state or federal government agencies may affect facility capacity, expansion or extension of the Clive facility. Such actions have occurred in the past and may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 20 years of operations based on our estimate of lower future disposal volumes than experienced in recent years, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

        Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business, and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

        Our quarterly operating results may fluctuate significantly because of a number of factors, including:

  •
  the seasonality of our contracts, the spending cycle of our government customers and the spending patterns of our commercial customers;

  •
  the number and significance of projects commenced and completed during a quarter;

  •
  unanticipated changes in contract performance, particularly with contracts that have funding limits;

  •
  the timing of resolutions of change orders, requests for equitable adjustments and other contract adjustments;

  •
  decisions by customers to terminate our contracts;

  •
  delays incurred in connection with a project;

  •
  seasonal variations in shipments of radioactive materials;

  •
  weather conditions that delay work at project sites;

  •
  the timing of expenses incurred in connection with acquisitions or other corporate initiatives;

  •
  staff levels and utilization rates;

  •
  changes in the prices of services offered by our competitors; and

  •
  general economic or political conditions.

        Fluctuations in quarterly results could have a negative effect on the price of our common stock.

Our international operations involve risks that could have a material adverse effect on our results of operations.

        For the year ended December 31, 2007, we derived 49.5% and 4.1% of our revenues and operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

  •
  recessions in foreign economies and the impact on our costs of doing business in those countries;

  •
  difficulties in staffing and managing foreign operations;

  •
  unexpected changes in regulatory requirements;

  •
  foreign currency fluctuations;

  •
  the adoption of new, and the expansion of existing, trade restrictions;

  •
  acts of war and terrorism;

  •
  the ability to finance efficiently our foreign operations;

  •
  social, political and economic instability;

  •
  increases in taxes;

  •
  limitations on the ability to repatriate foreign earnings; and

  •
  natural disasters or other crises.

Changes in existing environmental and other laws, regulations and programs could affect our business.

        A significant amount of our business processing and disposing of radioactive materials derives directly or indirectly as a result of existing national and state laws, regulations and programs related to pollution and environmental protection. National, state and local environmental legislation and regulations require substantial expenditures and impose liabilities for noncompliance. Accordingly, a real or perceived relaxation or repeal of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of these programs, could result in a material decline in demand for nuclear services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and the industry's views on the cost-effectiveness of remedies available under the changed laws and regulations.

        Our operations are subject to taxation by the U.S. and U.K. governments, the State of Utah, Tooele County, Utah and other foreign governments. In the event of a material increase in our taxes resulting from an increase in our effective tax rate or change in our scheme of taxation, we may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations. See "—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us."

        Our facilities are also subject to political actions by government entities which can reduce or completely curtail their operations. For example, on July 1, 2008, as currently contemplated under South Carolina law, the State of South Carolina plans to close the Barnwell disposal site to customers outside of the Atlantic Compact States of South Carolina, New Jersey and Connecticut. Although we do not expect the Barnwell closure to be significant to our revenues or net income, political pressures to reduce or curtail other operations could have a material adverse effect on our results of operations.

Our life-of-plant contracts may not remain effective through a nuclear power plant's decontamination and decommissioning.

        Although our "life-of-plant" contracts are intended to provide us with revenue streams from the processing and disposal of substantially all LLRW and MLLW generated over the remaining lives of nuclear power plants operated by our commercial power and utility customers, and ultimately waste disposal revenue streams when the plants are shut down, these contracts may not actually remain effective for that entire period. A typical "life-of-plant" contract may terminate before D&D because the contract may:

  •
  have a shorter initial term than the useful life of the plant and the contract may not be extended by the utility;

  •
  include a provision that allows the customer to terminate the contract after a certain period of time or upon certain events;

  •
  allow for renegotiation of pricing terms if market conditions change; and

  •
  allow for renegotiation of pricing terms based on increases in taxes and pass-through or other costs.

        The early termination or renegotiation of a life-of-plant contract may reduce our revenues and profits. In addition, life-of-plant contracts may expose us to liability in the event that government bodies limit our ability to accept radioactive materials by capping the capacity of one or more of our disposal facilities or taking other actions.

We may not be successful in winning new business mandates from our government and commercial customers.

        We must be successful in winning new business mandates from our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract. For example, during 2005, we were the primary subcontractor to Kaiser-Hill Company, LLC for the transportation and disposal of LLRW, MLLW and other contaminated materials from the DOE's Rocky Flats Environmental Technology site near Denver, Colorado. Pursuant to this contract, we generated $105.4 million of revenues during 2005. The DOE declared the clean-up complete in October 2005, and we generated no significant revenues from Rocky Flats in 2006 or 2007.

        Our business strategy includes bidding on government contracts as a lead prime contractor in a consortium. We expect to bid on a significant portion of the approximately $54.7 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional nuclear services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

We may fail to win re-bids in the United Kingdom for the Southern and Northern Region decommissioning contracts currently held by our subsidiary RSMC.

        The current NDA contracts held by RSMC through its subsidiary, Magnox Electric, in relation to the Southern Region and Northern Region sites will be put out for re-bid ahead of their termination dates, currently anticipated to be within the next two to three years. During the contract year end March 31, 2007, the Southern and Northern regions received funding from the NDA of approximately £278 million ($526.2 million) and £317 million ($600.0 million), respectively, and in the fiscal year ended March 31, 2007, RSMC recognized revenues of £668 million ($1.3 billion). We expect the competition for these contracts to be intense, and our failure to win the re-bid of either or both contracts would have a material adverse effect on our results of operations. Furthermore, we intend to pursue these re-bids in partnership with other contractors. For instance, we have entered into an agreement to team with Jacobs Engineering Corporation to re-bid on the Southern Region pursuant to which Jacobs would be a 35% partner. Our failure to win the re-bids could have an adverse effect on our business and results of operations.

The loss of one or a few customers could have an adverse effect on us.

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2007 revenues). For the year ended December 31, 2007, 48.6% of our revenues were from contracts funded by the NDA. In addition, in 2007, we had contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the year ended December 31, 2007, 16.7% of our revenues were from contracts funded by the DOE. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

The elimination or any modification of the Price-Anderson Act's indemnification authority could have adverse consequences for our business.

        In the United States, the Atomic Energy Act of 1954, as amended (AEA), comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract for a licensed power plant or under a DOE prime contract or transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

        The Price-Anderson Act's indemnification provisions generally do not apply to our processing and disposal facilities, and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of commercially adequate insurance and indemnification.

Our existing and future customers may reduce or halt their spending on nuclear services from outside vendors, including us.

        A variety of factors may cause our existing or future customers to reduce or halt their spending on nuclear services from outside vendors, including us. These factors include, but are not limited to:

  •
  accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;

  •
  disruptions in the nuclear fuel cycle, such as insufficient uranium supply or conversion;

  •
  the financial condition and strategy of the owners and operators of nuclear reactors;

  •
  civic opposition to or changes in government policies regarding nuclear operations; or

  •
  a reduction in demand for nuclear generating capacity.

        These events also could adversely affect us to the extent that they result in the reduction or elimination of contractual requirements, the suspension or reduction of nuclear reactor operations, the reduction of supplies of nuclear raw materials, lower demand for nuclear services, burdensome regulation, disruptions of shipments or production, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.

Economic downturns and reductions in government funding could have a negative impact on our businesses.

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of private and government entities to make expenditures on nuclear services may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly funding levels at the NDA or DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, the U.K. government reduced funding to the NDA in 2007 compared to 2006. In addition, our revenues for the year ended December 31, 2006 were adversely affected by the U.S. Congress' failure to pass a bill appropriating funds to the DOE, which resulted in the delay of the West Valley Demonstration Project from the fourth quarter of 2006 to the second quarter of 2007.

As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

        Our government contracts, which are primarily with the NDA and the DOE, are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. Similarly, some U.K. contracts are subject to audit by U.K. regulatory authorities, including the NDA. If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse government authorities for amounts previously received.

        Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. If we fail to comply with any regulations, requirements or statutes, our existing government contracts could be terminated or we could be suspended from government contracting or subcontracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

Our commercial customers may decide to store radioactive materials on-site rather than contract with us to transport, process and dispose of the radioactive materials at one of our off-site facilities.

        Our LP&D segment's results of operations may be affected by the decisions of our commercial customers to store radioactive materials on-site. There has been little regulatory, political or economic pressure for commercial utilities and power companies to dispose of radioactive materials at off-site facilities. Some of these commercial entities have the ability to store radioactive materials generated by their operations on-site, instead of contracting with an outside service provider, such as us, to transport, process and dispose of the radioactive materials at an off-site location, such as our Clive facility. The decision to store radioactive materials on-site rather than contracting to dispose of them at an off-site facility may be influenced by the accounting treatment for radioactive materials. Currently, the liability for the disposal of radioactive materials stored on-site may be capitalized on the owner's balance sheet and amortized over the expected on-site storage period. In contrast, radioactive materials shipped off-site for disposal are expensed during the period in which the materials are shipped off-site. In addition, the NRC is reviewing a proposal to permit operators of nuclear reactors to access decommissioning funds for transportation and disposal of retired large components. If adopted, this proposal could provide operators of nuclear reactors with an incentive to transport, process and dispose of radioactive materials at an off-site location. Conversely, failure of the proposal to be adopted could have an adverse impact on the prospects for our Commercial and LP&D segments.

We may not be successful in entering into license stewardship arrangements with owners and operators of shut-down nuclear reactors.

        We are marketing our license stewardship solution to the owners and operators of shut-down nuclear reactors in SAFSTOR or monitored storage. Although we believe that our license stewardship initiative is an attractive alternative to deferring decommissioning and related risks to the reactor owner, including future cost increases and the future availability of disposal capacity, the following factors may adversely affect our license stewardship initiative:

  •
  owners and operators of shut-down nuclear reactors have the option of maintaining their reactors in SAFSTOR or monitored storage, allowing their decommissioning trust funds to grow and eventually pursue a D&D program in the future;

  •
  uncertainty regarding the appropriate tax and regulatory treatment of aspects of our license stewardship initiative may prevent owners and operators of nuclear power plants from entering into these kinds of arrangements with us;

  •
  if a plant's decommissioning trust fund has decreased or failed to grow, the fund may not be large enough to make license stewardship economically feasible;

  •
  we may fail to obtain the necessary approvals and licenses from the NRC and the applicable state public utility commission on terms we find acceptable;

  •
  as the owner of the reactor assets and the holder of the NRC license, we may be subject to unforeseen environmental liabilities, including fines for non-compliance with environmental requirements and costs associated with the clean-up of unanticipated contamination; and

  •
  if we underestimate the costs or timing of D&D activities at a particular site, the project may not be profitable for us.

        Our inability to successfully enter into license stewardship arrangements may have an unfavorable impact on our business, financial position, results of operations and cash flows.

We are subject to liability under environmental laws and regulations.

        We are subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or radioactive materials and wastes, the remediation of contamination associated with releases of hazardous substances and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Our projects often involve highly regulated materials, including hazardous and radioactive materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and licenses and comply with various other requirements. Fees associated with such environmental permits and licenses can be costly. In addition, the improper characterization, handling, testing, transportation or disposal of regulated materials or any other failure to comply with these environmental, health and safety laws, regulations, permits or licenses have resulted in fines or penalties from time to time and could subject us and our management to civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our operations. These laws and regulations may also become more stringent, or be more stringently enforced, in the future.

        Various national, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and clean-up of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management, environmental remediation or nuclear D&D activities. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws can be joint and several, meaning liability for the entire cost of clean-up can be imposed upon any responsible party. We have potential liabilities associated with our past radioactive materials management activities and with our current and prior ownership of various properties. The discovery of additional contaminants or the imposition of unforeseen clean-up obligations at these or other sites could have an adverse effect on our results of operations and financial condition.

        When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers and third parties as a result of such exposures. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. Although to date we have been able to obtain liability insurance for the operation of our business, there can be no assurance that our existing liability insurance is adequate or that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.

Our operations involve the handling, transportation and disposal of radioactive and hazardous materials and could result in liability without regard to our fault or negligence.

        Our operations involve the handling, transportation and disposal of radioactive and hazardous materials. Failure to properly handle these materials could pose a health risk to humans or animals and could cause personal injury and property damage (including environmental contamination). If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.

        In our contracts, we seek to protect ourselves from liability associated with accidents, but there is no assurance that such contractual limitations on liability will be effective in all cases or that our, or our customers', insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

        We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in many of our contracts. These policies do not protect us against all liabilities associated with accidents or for unrelated claims. In addition, comparable insurance may not continue to be available to us in the future at acceptable prices, or at all.

We are engaged in highly competitive businesses and typically must bid against other competitors to obtain major contracts.

        We are engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national and regional firms with nuclear services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for nuclear service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits. In the event that a competitor is able to obtain the necessary permits, licenses and approvals to operate a new commercial LLRW disposal site, our business could be adversely affected. For example, Waste Control Specialists LLC (WCS), filed a license application in August 2004 for an LLRW disposal facility in Andrews County, Texas. In December 2007, the State of Texas issued a draft LLRW license to WCS. This license contained several contingencies that must be resolved prior to the issuance of the final license. We cannot predict whether WCS will successfully resolve the contingencies related to the draft LLRW license, or whether the State of Texas will issue a final license to WCS.

Our historical financial statements do not fully reflect our results of operations as a newly combined company.

        Our business today consists of a combination of recently acquired businesses. However, the historical financial statements included in this report only reflect the results of the acquired businesses from the dates of their acquisition. Therefore, these financial statements do not fully reflect our operations as a combined business.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to perform all work under the contract for a specified lump-sum. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period.

Our use of proportional performance accounting could result in a reduction or elimination of previously reported profits.

        A significant portion of our revenues are recognized using the proportional performance method of accounting. Generally, the proportional performance accounting practices we use result in recognizing contract revenues and earnings based on output measures, where estimable, or on other measures such as the proportion of costs incurred to total estimated contract costs. For some of our long-term contracts, completion is measured on estimated physical completion or units of production. The cumulative effect of revisions to contract revenues and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known or can be reasonably estimated. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. A significant downward revision to our estimates could result in a material charge to our results of operations in the period of such a revision.

Acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our debt and negatively impact our performance.

        Our growth strategy includes selective acquisitions of other nuclear services businesses, both domestic and international, that enhance our existing portfolio of services and strengthen our relationships with our government and commercial customers. In 2007, we completed the acquisitions of RSMC, Parallax, NUKEM and Monserco. We are currently considering a number of additional acquisitions, one or more of which, if consummated, would be material. We cannot give any assurance as to whether any such transaction would be completed or as to the price, terms or timetable on which we may do so. If we are able to consummate any such acquisition, it could result in dilution of our earnings, an increase in indebtedness or other consequences that could be adverse.

        The expense incurred in consummating acquisitions, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize anticipated benefits from acquisitions. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy include:

  •
  potential disruption of our ongoing business and distraction of management;

  •
  unexpected loss of key employees or customers of the acquired company;

  •
  conforming the acquired company's standards, processes, procedures and controls with our operations;

  •
  hiring additional management and other critical personnel; and

  •
  increasing the scope, geographic diversity and complexity of our operations.

        We may not be able to identify suitable acquisition targets or negotiate attractive terms in the future. In addition, our ability to complete acquisitions is limited by covenants in our credit facilities and our financial resources, including available cash and borrowing capacity. If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

        Our operations require the services of highly qualified managerial and business development personnel, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction since the mid-1970s, there has been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science-based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. We face increasing competition and expense to attract and retain such personnel. Loss of key personnel or failure to attract personnel to expand our operations could have an adverse effect on our ability to operate our business and execute our business strategy.

Our failure to maintain our safety record could have an adverse effect on our business.

        Our safety record is critical to our reputation. In addition, many of our government and commercial customers require that we maintain certain specified safety record guidelines to be eligible to bid for contracts with these customers. Furthermore, contract terms may provide for automatic termination in the event that our safety record fails to adhere to agreed-upon guidelines during performance of the contract. As a result, our failure to maintain our safety record could have a material adverse effect on our business, financial condition and results of operations.

An impairment charge could have a material adverse effect on our financial condition and results of operations.

        Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. We have chosen to perform our annual impairment reviews of goodwill at the end of the first quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions towards our facilities and other factors. If the fair market value of our reporting units is less than their book value, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, changes in technology and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

        In June 2006, we acquired Duratek for an aggregate purchase price of $440.8 million. Goodwill recognized for this acquisition was $309.6 million. We paid a premium in excess of the fair value of the net tangible and identified intangible assets of $216.9 million. We were willing to pay this premium as a result of our identification of significant synergies that we expect to realize through the acquisition. However, if we determine that we are not able to realize these expected synergies and determine that the fair value of the assets acquired is less than the book value of those assets, then we would have to recognize an impairment to goodwill as a current-period expense. Because of the significant amount of goodwill recognized in the Duratek acquisition, an impairment of that goodwill could result in a material expense and could result in a decrease in the market price of our common stock.

        As of December 31, 2007, we had $526.0 million of goodwill and $383.8 million of finite-lived intangible assets. Our goodwill and other intangible assets collectively represented 56.0% of our total assets of $1.6 billion as of December 31, 2007.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

        In some instances, we guarantee a customer that we will complete a project by a scheduled date. For example, in connection with our license stewardship initiative, we guarantee that we will complete the decommissioning of a nuclear power plant that is currently shut down within both a particular time frame and budget. We also sometimes guarantee that a project, when completed, will achieve certain performance standards. If we fail to complete the project as scheduled or if the project fails to meet guaranteed performance standards, we may be held responsible for the impact to the customer resulting from any delay or for the cost of further work to achieve the performance standards, generally in the form of contractually agreed-upon penalty provisions. As a result, the project costs could exceed our original estimate, leading to reduced profits or a loss for that project.

We have substantial debt, which could adversely affect our financial condition and otherwise adversely affect our business and growth prospects.

        As of December 31, 2007, the outstanding balance under our credit facilities was $607.0 million. Our substantial debt could have important consequences to us, including the following:

  •
  we must use a substantial portion of our cash flow from operations to pay interest on our debt, which reduces the funds available to us for other purposes;

  •
  our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

  •
  our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

  •
  we may be at a competitive disadvantage to competitors that have less debt.

        Borrowings under our credit facilities bear interest at variable rates. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

The agreements governing our debt restrict our ability to engage in certain business transactions.

        The agreements governing the credit facilities restrict our ability to, among other things, engage in the following actions, subject to limited exceptions:

  •
  incur or guarantee additional debt;

  •
  declare or pay dividends to holders of our common stock;

  •
  make investments;

  •
  incur or permit to exist liens;

  •
  enter into transactions with affiliates;

  •
  make material changes in the nature or conduct of our business;

  •
  merge or consolidate with, or sell substantially all of our assets to, other companies;

  •
  make capital expenditures; and

  •
  transfer or sell assets.

        Our credit facilities also contain other covenants that are typical for credit facilities of this size, type and tenor, such as requirements that we meet specified maximum leverage and minimum cash interest coverage ratios. Our ability to make additional borrowings under our credit facilities depends upon satisfaction of these covenants. Our ability to comply with these covenants and requirements may be affected by events beyond our control.

        Our failure to comply with obligations under our credit facilities could result in an event of default under the facilities. A default, if not cured or waived, could prohibit us from obtaining further loans under our credit facilities and permit the lenders thereunder to accelerate payment of their loans. If our debt is accelerated, we cannot be certain that we will have funds available to pay the accelerated debt or that we will have the ability to refinance the accelerated debt on terms favorable to us or at all. If we could not repay or refinance the accelerated debt, we could be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration or insolvency would likely have a material adverse effect on the market value of our common stock.

We rely on intellectual property law and confidentiality agreements to protect our intellectual property. Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

        Protection of our proprietary processes, methods and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect such technologies. A majority of our patents relate to the development of new products and processes for the processing and disposal of radioactive materials. Our intellectual property could be challenged, invalidated, circumvented or rendered unenforceable.

        We also rely upon unpatented proprietary nuclear expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, but these agreements are limited in duration and could be breached, and therefore they may not provide meaningful protection for our trade secrets or proprietary nuclear expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and nuclear expertise. Others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our intellectual property or confidentiality agreements to protect our processes, technology, trade secrets and proprietary nuclear expertise and methods could have an adverse effect on our business by jeopardizing our rights to use critical intellectual property.

        In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we may pursue operations.

If our partners fail to perform their contractual obligations on a project or if we fail to coordinate effectively with our partners, we could be exposed to legal liability, loss of reputation and reduced profit on the project.

        We often perform projects jointly with contractual partners. For example, we enter into contracting consortia and other contractual arrangements to bid and perform jointly on large projects. Success on these joint projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to perform its contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner's failure. If we are unable to adequately address our partner's performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

        Our collaborative arrangements also involve risks that participating parties may disagree on business decisions and strategies. These disagreements could result in delays, additional costs and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

        We currently have equity interests in four joint ventures, UDS, LLC, Isotek, LLC, LATA/Parallax Portsmouth, LLC, and WESKEM, LLC, and may enter into additional joint ventures in the future. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to the joint ventures.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

        We rely on subcontractors and equipment manufacturers to complete our projects. For example, when providing D&D services to a government customer, we may rely on one or more subcontractors to conduct demolition work. To the extent that we cannot engage subcontractors or acquire equipment or materials to provide such services, our ability to complete the project in a timely fashion or at a given profit margin may be impaired. Our LP&D segment also enters into contracts with various railroads for the transportation of radioactive materials from project sites to our processing and disposal facilities. In the event that the railroads fail to deliver radioactive materials to our facilities on time, we could be forced to delay recognizing LP&D revenues until the time of delivery.

        In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase those services, equipment or materials from another source at a higher price. This may reduce our profitability or result in a loss on the project for which the services, equipment or materials were needed.

Adequate bonding is necessary for us to win certain types of new work.

        We are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2007, we had $26.3 million of performance and surety bonds outstanding.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

        Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, standards that we will be required to meet in the course of preparing our 2008 financial statements. We do not currently have comprehensive documentation of our internal controls, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, we have not tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time.

        We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2007, we owned 7 properties, leased 26 properties and operated 1 property pursuant to a long-term lease with the State of South Carolina. The following table provides summary information of our owned and leased real property, inclusive of renewal options:

Property	Segment	Use	Space	Lease Expiration
Owned
Barnwell, South Carolina	LP&D	Materials processing and packing	1,719 acres	N/A
Clive, Utah	LP&D	Treatment and disposal facility	1,557 acres	N/A
Columbia, South Carolina	Commercial Services	Maintenance facility	16 acres	N/A
Kingston, Tennessee—Gallaher Road	LP&D	Waste processing operations	79 acres	N/A
Memphis, Tennessee	LP&D	Waste processing operations	13 acres	N/A
Oak Ridge, Tennessee	LP&D	Metals manufacturing and	11 acres	N/A
Oak Ridge, Tennessee—Bear Creek	LP&D	Waste processing operations	45 acres	N/A
Leased
Aiken, South Carolina	Federal Services	General office space	1,465 sq ft.	06/30/08
Aiken, South Carolina	Federal Services	General office space	250 sq ft.	03/31/08
Albuquerque, New Mexico	Federal Services	General office space	7,000 sq ft.	10/31/09
Arlington, Virginia	Federal Services	General office space	8,380 sq ft.	02/29/08
Brampton, Ontario	LP&D	General office space	14,202 sq ft.	02/28/10
Brossard, Québec	LP&D	General office space	1,500 sq ft.	Monthly
Campbell, California	Federal Services and Commercial Services	General office space	5,570 sq ft.	12/31/12
Columbia, South Carolina	Commercial Services	General office space	17,789 sq ft.	08/31/13
Cumbria, United Kingdom	International	General office space	438 sq ft.	11/30/08
Didcot Oxfordshire, United Kingdom	International	General office space	3,735 sq ft.	03/28/10
Englewood, Colorado	Federal Services	Proposal center	10,683 sq ft.	12/31/12
High Point, North Carolina	LP&D	General office space	288 sq ft.	Monthly
Germantown, Maryland	Federal Services	General office space	10,091 sq ft.	05/31/09
Greenville, South Carolina	Commercial Services	General office space	1,200 sq ft.	12/21/08
Idaho Falls, Idaho	Federal Services	General office space	7,035 sq ft.	04/30/10
Laurel, Maryland	Federal Services and Commercial Services	General office space	41,364 sq ft.	12/31/09
Los Alamos, New Mexico	Federal Services	General office space	6,471 sq ft.	04/31/13
New Milford, Connecticut	Commercial Services	General office space	9,000 sq ft.	09/30/09
Oak Ridge, Tennessee	Federal Services	General office space	4,127 sq ft.	03/30/11
Oak Ridge, Tennessee	Commercial Services	General office space	10,571 sq ft.	06/30/10
Oak Ridge, Tennessee—Commerce Park	Federal Services and Commercial Services	General office space	23,891 sq ft.	03/31/14
Richland, Washington	Federal Services and Commercial Services	General office space	38,500 sq ft.	09/30/13
Salt Lake City, Utah	All	Corporate offices	36,578 sq ft.	12/31/12
Wampum, Pennsylvania	Commercial Services	Alaron processing facility	2,125 sq ft.	Monthly
Washington, D.C.	Federal Services and Commercial Services	General office space	14,388 sq ft.	12/14/09
Washington, D.C.	Federal Services and Commercial Services	General office space	5,035 sq ft.	09/30/17
Operating Rights
Barnwell, South Carolina	LP&D	Treatment and disposal facility	235 acres	04/05/75

Item 3.    Legal Proceedings.

        In late 2007, the Department of Justice made informal inquiries regarding the antitrust implications of our life of plant contracts. We met with the Department of Justice and provided them all information and documents that they requested. On February 20, 2008, the Department of Justice informed us by telephone that it has concluded that our life-of-plant contracting practice does not violate any federal anti-trust laws and that they have closed the investigation.

        We are not currently involved in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock began trading on the NYSE under the symbol "ES" on November 15, 2007.

Price Range of Common Stock

        The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE since our initial public offering.

2007	Highest	Lowest
Fourth Quarter	$28.45	$21.82

Holders

        As of March 21, 2008, there were two shareholders of record.

Dividends

        We did not declare or pay cash dividends in 2007. We currently intend to pay quarterly cash dividends on our common stock at an initial rate of $0.025 per share. The first such dividend was declared on February 14, 2008 and was paid on March 13, 2008 to shareholders of record on February 28, 2008. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

        See Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data.

        The following table presents selected financial data for our business as of the dates and for the periods indicated. The financial data as of December 31, 2004 and 2003 and for the one month ended January 31, 2005 and for the years ended December 31, 2004 and 2003 was derived from the audited consolidated financial statements and the related notes of our predecessor company, Envirocare of Utah, Inc., or Envirocare. The financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2007 and 2006 and for the eleven months ended December 31, 2005 was derived from the audited consolidated financial statements of EnergySolutions, LLC., or EnergySolutions, Inc., subsequent to our conversion to a "C" corporation in connection with our initial public offering. The financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 has been derived from audited consolidated financial statements that are not included within this annual report on Form 10-K. The financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005 and the one month ended January 31, 2005 has been derived from audited consolidated financial statements that are included within this annual report on Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	EnergySolutions			Predecessor
	Year Ended December 31, 2007(1)	Year Ended December 31, 2006(2)	Eleven Months Ended December 31, 2005(3)	One Month Ended January 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands of dollars, except for per share data)
Income Statement Data:
Revenues	$1,092,613	$427,103	$348,192	$21,914	$226,684	$186,112
Gross profit	194,274	191,236	213,842	14,532	140,911	123,983
Income from operations	71,836	89,974	166,247	13,565	111,450	98,799
Net income (loss)	(8,899)	26,863	117,985	13,578	111,580	97,934
Net income (loss) per share data(4):
Basic	$(0.79)
Diluted	(0.79)
Number of shares used in per share calculations (in thousands):
Basic	11,274
Diluted	11,274
Pro forma net income (loss) per share data (unaudited)(5):
Basic	$0.02	$0.20
Diluted	0.02	0.20
Number of shares used in per share calculations (in thousands):
Basic	76,748	75,150
Diluted	77,156	75,150
Other Data:
Amortization of intangible assets(6)	$24,147	$16,589	$10,917	$—	$—	$—
Capital expenditures(7)	13,312	23,910	33,198	393	4,985	5,775
Balance Sheet Data:
Working capital(8)	$69,739	$32,136	$25,793		$29,402	$22,732
Cash and cash equivalents	36,366	4,641	34,798		10,175	6,782
Total assets	1,624,950	1,157,205	580,009		104,967	83,403
Total debt	606,967	764,167	547,707		—	—

(1)
Includes the results of operations of Parallax, RSMC, NUKEM and Monserco from the dates of their acquisitions in January 2007, June 2007, July 2007 and December 2007, respectively.

(2)
Includes the results of operations of BNGA, Duratek and Safeguard from the dates of their acquisitions in February 2006, June 2006 and December 2006, respectively.

(3)
Includes the results of a major contract that contributed $105.4 million in revenues to our LP&D segment during 2005, but generated no significant revenues in 2006 or 2007. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Historical net income (loss) per share is not presented for the year ended December 31, 2006, the eleven months ended December 31, 2005, the one month ended January 31, 2005 or the years ended December 31, 2004 and 2003 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

(5)
Prior to our initial public offering we conducted our operations as a limited liability company, and our equity structure consisted of member interests. For the purposes of this summary, we have presented the share and net income (loss) per share information for EnergySolutions to reflect retroactively the impact of our reorganization from a limited liability company to a "C" corporation in connection with the completion of our initial public offering on November 20, 2007. Additionally, we have reflected pro forma income tax expense of $955,000 and $9.3 million for the years ended December 31, 2007 and 2006, respectively, to reflect our estimated income tax expense had we been a fully taxable entity in those periods.

(6)
Represents the non-cash amortization of intangible assets such as permits, technology, customer relationships and non-compete agreements acquired through the acquisition of our predecessor in 2005 and our acquisitions of BNGA and Duratek in 2006 and RSMC in 2007. Portions of this non-cash amortization expense are included in both cost of revenues and selling, general and administrative expenses. Our amortization costs related to intangible assets increased from 2005 to 2006 as a result of our acquisitions of BNGA and Duratek and increased again in 2007 as a result of our acquisition of RSMC.

(7)
We completed several significant capital improvements in 2005 and 2006, including the installation of a new metal shredder, rail handling loop and rotary dump at our Clive facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures."

(8)
Consists of current assets, less current liabilities.

Selected Quarterly Financial Data (Unaudited)

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands of dollars, except for per share data)
Income Statement Data:
Revenues	$114,151	$161,707	$388,895	$427,860
Gross profit	30,794	45,695	56,137	61,648
Income from operations	2,466	22,683	27,044	19,643
Net income (loss)	(10,344)	5,992	222	(4,769)
Net income (loss) per share data(1):
Basic	$—	$—	$—	$(0.11)
Diluted	—	—	—	(0.11)
Number of shares used in per share calculations (in thousands):
Basic	—	—	—	44,730
Diluted	—	—	—	44,730
Pro forma net income (loss) per share data(2):
Basic	$(0.11)	$0.06	$0.03	$0.03
Diluted	(0.11)	0.06	0.03	0.03
Number of shares used in per share calculations (in thousands):
Basic	75,150	75,150	75,150	81,488
Diluted	75,150	75,150	75,150	81,897

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands of dollars, except for per share data)
Income Statement Data:
Revenues	$63,997	$108,382	$121,926	$132,798
Gross profit	34,983	53,335	49,092	53,826
Income from operations	21,490	24,045	23,715	20,724
Net income (loss)	11,706	(891)	6,517	9,531
Pro forma net income (loss) per share data(2):
Basic	$0.10	$0.01	$0.05	$0.05
Diluted	0.10	0.01	0.05	0.05
Number of shares used in per share calculations (in thousands):
Basic	75,150	75,150	75,150	75,150
Diluted	75,150	75,150	75,150	75,150

(1)
Historical net income (loss) per share is only presented for the quarter ended December 31, 2007 since prior to the completion of our initial public offering on November 20, 2007 we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

(2)
Prior to our initial public offering we conducted our operations as a limited liability company, and our equity structure consisted of member interests. For the purposes of this summary, we have presented the share and net income (loss) per share information for EnergySolutions to reflect retroactively the impact of our reorganization from a limited liability company to a "C" corporation in connection with the completion of our initial public offering on November 20, 2007. Additionally, as a result of our change from a limited liability company to a "C" corporation in connection with the completion of our initial public offering on November 20, 2007 we have reflected pro forma income tax benefit of $4.8 million and income expense of $2.9 million, $1.5 million, and $1.3 million for each of the 2007 quarters ended March 31, June 30, September 30 and December 31, respectively. We have reflected pro forma income tax expense of $4.5 million, $0.4 million, $2.1 million and $2.2 million for each of the 2006 quarters ended March 31, June 30, September 30 and December 31, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion and analysis of the financial condition and results of our operations should be read together with the consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors."

Overview

        We are a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, D&D, logistics, transportation, processing and disposal. We derive almost 100% of our revenues from the provision of nuclear services.

        Historically, we have provided our services through three segments: Federal Services, Commercial Services and LP&D. Our Federal Services segment derives revenues from U.S. government customers for the M&O or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the DOE and DOD. Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, and our LP&D segment will coordinate to provide integrated services. Prior to our acquisitions of RSMC in 2007 and Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment in connection with our acquisition of RSMC.

Components of Revenues and Expenses

Revenues and Costs of Revenues

Federal Services segment

        We generate revenues in our Federal Services segment primarily from M&O and clean-up services on DOE and DOD sites that have radioactive materials. Under "Tier 1" contracts, we typically provide services as an integrated member of a prime contract team. Under a "Tier 2" contract, we provide services to Tier 1 contractors as a subcontractor. Tier 1 contracts often include an award fee in excess of incurred costs and may also include an incentive fee for meeting contractual targets, milestones or performance factors. These fees often are not associated with significant additional expenditures.

        Historically, the majority of our Federal Services segment revenues have been generated from either Tier 1 cost-reimbursable contracts with award (typically expressed as a percentage of cost) or incentive (typically success-based) fees or Tier 2 contracts that can be cost-reimbursable, fixed-price or unit-rate contracts. When we have provided services as an integrated member of a Tier 1 prime contract team, we have typically entered into a contract with the other members of the team pursuant to which we share the award or incentive fees under the customer contract. The revenue characteristics of these contracts are as follows:

  •
  Tier 1 Contract, Acting as Lead Prime Contractor.  In situations where we act as lead prime contractor in a fee-share arrangement, we submit invoices to the customer for recovery of costs incurred in providing project services and also submit to the customer the cost-recovery invoices of the other team members that have been submitted to us. We typically recognize as revenues the full amount received as reimbursement for costs incurred by us and the other team members and record an expense for the amount that we subsequently expect to pay to the other team members in satisfaction of their individual cost-recovery invoices. Depending on the nature of the contract, we typically recognize the entire amount of our fee as lead prime contractor as revenues and record an expense for the portion of the fee that we pay to the other team members in proportion to their respective percentages of the fee-share arrangement. As a result, when we act as lead prime contractor, we may realize higher gross profit but lower gross margin than when we do not act as lead prime contractor.

  •
  Tier 1 Contract, Not Acting as Lead Prime Contractor.  In situations where we do not act as lead prime contractor, we submit invoices to the lead prime contractor for recovery of costs incurred in providing project services, including allocated selling, general and administrative expenses, as allowed by the customer, and we may receive a portion of the fee in direct proportion to our percentage of the fee share arrangement. We include in revenues the amount to be received as reimbursement for costs incurred plus the portion of the fee that we will receive. The majority of our Tier 1 contracts have historically fallen into this category.

  •
  Tier 2 Contract.  Tier 2 contracts are typically discrete, project-driven opportunities procured by Tier 1 contractors. The majority of Tier 2 contracts are fixed-price or cost-reimbursable contracts. We generally do not participate in fee-share arrangements as a Tier 2 contractor.

        Revenues in our Federal Services segment can fluctuate significantly from period to period because of differences in the timing and size of contract awards in any given year, the completion or expiration of large contracts and delays in Congressional appropriations for contracts we have been awarded.

        We typically generate revenues in our Federal Services segment pursuant to long-term contracts. The process of bidding for government contracts is extremely competitive and time-consuming. Discussions relating to a potential government contract often begin one or two years before an official request for proposal, or RFP, is announced. An additional one or two years may pass between the government's announcement of an RFP and its award of a contract. Third party consulting and bid preparation expenses associated with bidding for a Tier 1 contract typically range from $500,000 to $1.5 million and are recognized as incurred in selling, general and administrative expenses. These are in addition to our internal expenses and corporate overhead. Once awarded a contract, an additional several months may pass before we begin to recognize revenues in connection with that contract.

        Costs of revenues in our Federal Services segment primarily consist of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects and travel expenses.

Commercial Services segment

        We generate revenues in our Commercial Services segment through fixed-price, unit-rate and cost-reimbursable contracts with power and utility companies that operate nuclear power plants and, to a lesser extent, with pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities that have nuclear-related operations. Most of the revenues in our Commercial Services segment currently derive from contracts with a term of less than one year.

        Revenues in our Commercial Services segment can fluctuate significantly from period to period because of differences in customer requirements, which depend upon the operating schedules of nuclear reactors, emergency response operations and other clean-up events. The operating schedules of nuclear reactors are affected by, among other things, seasonality in the demand for electricity and reactor refueling maintenance. Power and utility companies typically schedule refueling and maintenance to coincide with periods of reduced power demand periods in the spring and fall. Therefore, our revenues are typically higher during these periods due to the increased demand for our on-site services, such as spent fuel services. Our revenues also fluctuate from period to period as our commercial power and utility customers commence or terminate project operations. Revenues from emergency response operations and other clean-ups may also cause fluctuations in our results due to the unanticipated nature and, often, significant size of these projects.

        Revenues in our Commercial Services segment also depend on the decisions of our customers to incur expenditures for third party nuclear services. For example, they may choose to store radioactive materials on site, rather than transporting materials for commercial processing and disposal at a third-party facility, such as our Clive facility. Similarly, customers may defer entering into contracts for the D&D of nuclear plants that have been shut down until such time as they have additional dedicated funds.

        Costs of revenues in our Commercial Services segment primarily consist of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects and travel expenses.

        Results of our operations for services provided to our customers in Canada and Mexico currently relate to services provided to our utility customers and are included in our Commercial Services segment with the exception of Monserco, which is included in LP&D.

LP&D segment

        We generate revenues in our LP&D segment primarily through unit-rate contracts for the transportation, processing and disposal of radioactive materials. In general, the unit-rate contracts entered into by our LP&D segment use a standardized set of purchase order-type contracts containing standard pricing and other terms. By using standardized contracts, we are able to expedite individual project contract negotiations with customers through means other than a formal bidding process. For example, our life-of-plant contracts provide nuclear power and utility company customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as the D&D waste disposal services after the plants are shut down. These contracts generally provide that we will process and dispose of substantially all of the LLRW and MLLW generated by those plants for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed, and often provide for periodic price adjustments. Although a life-of-plant contract may be terminated before decommissioning is complete, we typically expect the duration of these contracts to be approximately 30 years.

        Revenues in our LP&D segment can fluctuate significantly depending on the timing of our customers' decommissioning activities. We often receive high volumes of radioactive materials in a relatively short time period when a customer's site or facility is being decommissioned. For example, during 2005, we were the major subcontractor to Kaiser-Hill Company, LLC for the transportation and disposal of LLRW, MLLW and other contaminated materials from the DOE's Rocky Flats Environmental Technology site near Denver, Colorado. Pursuant to this contract, we generated $105.4 million of revenues during 2005. The DOE declared the clean-up complete in October 2005, and we generated no significant revenues from Rocky Flats in 2006.

        Costs of revenues in our LP&D segment primarily consist of compensation and benefits to employees, outsourcing costs for subcontractor services, such as railroads transporting radioactive materials from a customer's site to one of our facilities for processing and disposal, costs of goods purchased for use in our facilities, licenses, permits, taxes on processed radioactive materials, maintenance of facilities, equipment costs and depreciation costs. Most of our fixed assets are in our LP&D segment. As a result, we recognize the majority of our depreciation costs in this segment.

International segment

        We generate revenues in our International segment primarily through Tier 1 contracts with the NDA. As a Tier 1 contractor, we are reimbursed for allowable incurred costs. In addition, we receive cost efficiency fees (a percentage of budgeted costs minus actual costs for work performed) and project delivery-based incentive fees. We typically recognize as revenues the full amount of reimbursed allowable costs incurred plus the amount of fees earned, and we record as expense the amount of our operating costs, including all labor, benefits and travel expenses and costs of our subcontractors.

        We only recognize fees as revenue when the amount to be received is fixed or determinable. Our contracts with the NDA allow for a portion of the fees to be paid monthly on account during the year. The total amount paid on account at the year end cannot exceed a combined 60% of the total base incentive fee available and 80% of the efficiency fee earned. For the first six months of the contract year, which ends March 31, we receive monthly on account payments of fees equivalent to 5% of the total available fees for the contract year, although the monthly amount of the base incentive fee may be increased to reflect actual fees earned in the period if mutually agreed. The contract requires a joint review with the NDA of performance at the end of the sixth month and the ninth month of the contract year. The purpose of the review is to establish a forecast of fees expected to be earned in the year, against which future scheduled monthly fee payments are assessed, and potentially adjusted, to ensure that the total fees paid on account by the end of the contract year will not exceed the contractual limits. In April, following the end of the contract year, we expect to finalize any earned but unpaid incentive and efficiency fees due from the NDA and receive a corresponding final fee payment. Given our contractual fee mechanism, efficiency fees recognized before March, the final month of the contract year, are generally insignificant. As a result, to the extent efficiency fees are earned and not offset by potential NDA determined deductions, we expect first-quarter revenues in our International segment to exceed revenues in that segment during any other quarter of the year.

        The NDA contracts are based on an annual funding cycle and incentive plan. Consequently, revenues can vary from year to year depending on the level of annual funding, the nature of performance-based incentives negotiated and efficiency fee mechanisms in place.

        Cost of revenues in our International segment primarily consist of compensation and benefits to employees, travel expenses, outsourcing costs for subcontractor services and costs of goods purchased for use in projects.

        The International segment also includes the results of Safeguard's project activities and other projects performed outside of North America.

Selling, General and Administrative Expenses

        Selling, general and administrative, or SG&A, expenses include expenses that are not directly associated with performing nuclear services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives, such as research and development, and administrative overhead.

        We segregate our SG&A expenses into two categories for reporting purposes. Segment SG&A reflects costs specifically associated with each of our business segments, such as costs for segment leadership compensation and expenses, specific business development activities, and other costs associated with a specific segment. Corporate SG&A reflects costs associated with supporting the entire company including executive management and administrative functions such as accounting, treasury, legal, human resources and information technology, and other costs required to support the company. Corporate SG&A also includes the advisory fees we have paid to affiliates of Lindsay Goldberg &

Bessemer L.P., Peterson Partners L.P. and Creamer Investments, Inc., which we refer to collectively as the "Sponsors," under various advisory services agreements. See "Certain Relationships and Related Party Transactions." These agreements were terminated in connection with the completion of our initial public offering on November 20, 2007.

Interest Expense

        Interest expense includes both cash and accrued interest expense and amortization of deferred financing costs.

Other Income, Net

        Other income, net includes interest income, gains (losses) on the sale of assets, mark-to-market gains and losses on our derivative contracts and our proportional share of income from joint ventures in which we have a non-controlling interest.

Outlook

        We expect the following factors to affect our results of operations in future periods. In addition to these factors, please refer to "Risk Factors" for additional information on what could cause our actual results to differ from our expectations.

  •
  Diversification of revenue.  We believe that increasing revenues in our Federal Services and Commercial Services segments, together with revenues from our new International segment, will help to offset volatility in our annual and quarterly operating results resulting from the completion of large disposal projects. Until 2005, all of our revenues were recorded in our LP&D segment and one project contributed $105.4 million to our revenues in 2005. With our acquisitions of BNGA and Duratek in 2006, approximately 31% of our revenues in 2006 were recorded in our Federal Services and Commercial Services segments. In addition, following our acquisition of RSMC in June 2007, approximately 26% of our revenues in 2007 were recorded in our Federal Services and Commercial Services segments and approximately 50% of our revenues in 2007 were recorded in our International segment. We expect more than half of our revenues in 2008 to be recorded in our International segment mostly as a result of the revenues we generate through our contracts with the NDA.

  •
  Change in gross margin.  Our gross profit as a percentage of revenues has declined as a result of our acquisitions of Duratek and RSMC. We expect they will decline in 2008 as a result of incurring a full year of operations for RSMC. Given the nature of our cost-reimbursable contracts with the NDA we recognize as revenues and cost of revenues all of the costs associated with our Magnox Electric site employees and subcontractors. Under a majority of our contracts with the DOE, most of the site employees are not our employees and as such the related employee costs are not included in our revenues or cost of revenues. While these differences do not impact our gross profit, they result in a lower gross margin percentage than our other segments.

  •
  Selling, general and administrative expenses.  We expect an increase in our expenses related to the legal, accounting, internal audit, investor relations, compliance, insurance and other costs associated with being a public company with listed equity, including compliance with the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and the NYSE. This increase will be partially offset by the elimination of approximately $2.5 million of annual advisory fees paid to affiliates of the Sponsors pursuant to advisory services agreements which were terminated in connection with our initial public offering.

  •
  Compensation expense.  Pursuant to SFAS No. 123(R), Share-Based Payment, we account for equity-based compensation payments, including grants to employees, based on the fair values of the equity instruments issued. We incurred non-cash compensation expense of $2.7 million in

    2007, $21.4 million in 2006 and $1.5 million in 2005 related to profit interest units granted in ENV Holdings, LLC in connection with the acquisition of Envirocare in 2005 and our acquisitions of BNGA and Duratek in 2006. We expect that the equity-based compensation expense related to the vesting of these units will be approximately $648,000 in 2008. In addition, we granted options to purchase approximately 5.7 million shares of common stock and granted 6,522 shares of restricted common stock in 2007. We recognized compensation expense of $1.6 million in 2007 and expect to record compensation expense of approximately $9.1 million in 2008 as a result of these grants. We also incurred $6.9 million of cash compensation expense in the fourth quarter of 2007 related to one-time payments to certain members of our current and former senior management under the terms of their employment agreements. These payments were in consideration for the termination of excess performance bonuses in accordance with the terms in their employment agreements. Such excess performance bonuses totaled $3.0 million 2006 and $5.4 million in 2005.

  •
  Increases in capital expenditures.  We expect capital expenditures in 2008 to be approximately $37.0 million, relating primarily to required equipment for the Atlas mill tailings contract awarded to us in June 2007 and maintenance at our facilities. Most of our capital expenditures of approximately $13.3 million in 2007 related primarily to maintenance at our facilities. We completed several significant capital improvements in 2006 and 2005, including the installation of a new metal shredder, rail handling loop, rotary dump and other physical improvements at our Clive facility. We had capital expenditures of $23.9 million and $33.6 million in 2006 and 2005, respectively.

  •
  Increased Amortization Costs Related to Intangible Assets.  Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we expect to incur increased non-cash amortization costs related to intangible assets in future periods as a result of the full-year impact of our acquisition of RSMC in June 2007, which increased the amount of our intangible assets to $383.8 million as of December 31, 2007 from $296.2 million as of December 31, 2006. We incurred approximately $24.1 million and $16.6 million of non-cash amortization expense in 2007 and 2006, respectively, related to the intangible assets acquired in 2005, 2006 and 2007. We expect to incur $28.1 million of non-cash amortization expense in 2008

  •
  Income taxes.  Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company not subject to federal or state income taxes and, as such, our historical financial statements included in this annual report do not reflect what our financial position and results of operations would have been had we been a taxable corporation. As a result of our reorganization pursuant to our initial public offering, we consolidated our operations through EnergySolutions, Inc., a "C" corporation and became subject to foreign, federal and state income taxes. Exclusive of any unusual items, we anticipate our effective tax rate for 2008 will be approximately 35% to 38%.

History

        Our predecessor company was formed in 1988 to own and operate a processing and disposal facility for radioactive materials in Clive, Utah. In January 2005, our predecessor company was acquired by the Sponsors, as well as certain of our senior employees. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the D&D division of Scientech, LLC in October 2005, BNGA in February 2006, Duratek in June 2006, Safeguard in December 2006, Parallax in January 2007, RSMC in June 2007, NUKEM in July 2007, and Monserco in December 2007.

        In June 2006, we acquired Duratek, a leading provider for the safe, secure disposal of radioactive materials and nuclear facility operations for commercial and government customers, for an aggregate purchase price of $440.8 million, which included the purchase of all issued and outstanding common stock for $327.5 million. Goodwill recognized for this acquisition was $309.6 million, and $58.9 million of the purchase price was allocated to intangible assets. We determined that the enterprise value of Duratek was $223.9 million and that this value was the basis for assessing the fair value of the assets and liabilities in the purchase price allocation. Therefore, we paid a premium in excess of the fair value of the net tangible and identified intangible assets of approximately $216.9 million. We were willing to pay this premium as a result of our identification of significant entity-specific synergies that we expect to realize through cost savings in connection with the acquisition. We also expect to obtain significant strategic synergies resulting from the acquisition. All of the entity-specific synergies and a portion of the strategic synergies were paid to the former shareholders of Duratek as a part of the purchase price.

        We believe the Duratek acquisition was essential for us to achieve our objective to become a leader in the nuclear services industry. Duratek helped to position us to pursue opportunities that we could not have pursued prior to the acquisition, which gave us the size and capability to qualify as a Tier 1 government contractor, provide highly-specialized nuclear services to owners of large commercial nuclear power reactors and pursue international D&D contracts.

        Over the next three years, we believe the DOE will award federal M&O and D&D contracts with total estimated contract values of $54.7 billion. With our acquisition of Duratek, we believe we are qualified to pursue substantial federal contracts that we would not have been qualified to pursue prior to our Duratek acquisition. In addition, there are currently 13 nuclear reactors in the United States in various stages of shut-down with total current dedicated decommissioning funds of approximately $2.9 billion. We now are qualified to provide highly-specialized nuclear services to the owners of these nuclear reactors that we would not have been qualified to provide prior to our acquisition of Duratek.

        Our acquisition of Duratek also qualified us to participate in the bidding for RSMC, which we acquired in June 2007 for $184.8 million in cash, including transaction costs. RSMC, through its subsidiary Magnox Electric Ltd., holds the contracts and licenses to operate and decommission 10 nuclear sites with 22 reactors in the United Kingdom on behalf of the NDA, the government body responsible for the clean-up and decommissioning of the U.K. nuclear sites. With the acquisitions of Duratek and RSMC, we believe we are qualified to pursue significant additional contracts to clean up nuclear facilities in the United Kingdom.

Results of Operations

        The following table shows certain items from our income statements for the years ended December 31, 2007, 2006 and 2005. Results for the year ended December 31, 2005 reflect the results of our predecessor, Envirocare, which was acquired by the Sponsors in February 2005, for the period from January 1, 2005 to January 31, 2005, and our company, which is the successor in that acquisition, for the period from February 1, 2005 to December 31, 2005. The discussion of our results for 2005 also presents pro forma revenues, cost of revenues and gross profit for the full year 2005 to enable comparisons with 2006 on a full-year basis. The pro forma results do not purport to reflect the results that would have been obtained had the Sponsors acquired Envirocare at the beginning of 2005.

        Prior to 2006, we operated in one segment, LP&D. Since the acquisitions of BNGA and Duratek in 2006, we have operated in two additional segments, Federal Services and Commercial Services. Results of operations in our Federal Services and Commercial Services segments during 2006 are due to our acquisitions of BNGA and Duratek and primarily reflect operating results associated with the contracts that existed at the time that we acquired these businesses. SG&A expenses prior to 2006 are reflected under corporate selling, general and administrative expenses. SG&A expenses for the years ended December 31, 2007 and 2006 are divided between segment selling, general and administrative expenses and corporate selling, general and administrative expenses. Beginning with the second quarter of 2007, we also began to report the results of a new International segment. The International segment includes the results of Safeguard for the year ended December 31, 2007 and RSMC from June 27, 2007 through December 31, 2007.

	EnergySolutions
					Predecessor
			Pro Forma Year Ended December 31, 2005	Eleven Months Ended December 31, 2005
	Year Ended December 31, 2007	Year Ended December 31, 2006			One Month Ended January 31, 2005
	(in thousands of dollars)
Revenues:
Federal Services Segment	$151,355	$79,941	$—	$—	$—
Commercial Services Segment	137,378	54,137	—	—	—
LP&D Segment	262,801	293,025	370,106	348,192	21,914
International	541,079	—	—	—	—

Total revenues	1,092,613	427,103	370,106	348,192	21,914
Cost of revenues:
Federal Services Segment	108,972	55,121	—	—	—
Commercial Services Segment	109,566	39,579	—	—	—
LP&D Segment	156,291	141,167	141,732	134,350	7,382
International	523,510	—	—	—	—

Total cost of revenues	898,339	235,867	141,732	134,350	7,382
Gross profit:
Federal Services Segment	42,383	24,820	—	—	—
Commercial Services Segment	27,812	14,558	—	—	—
LP&D Segment	106,510	151,858	228,374	213,842	14,532
International	17,569	—	—	—	—

Total gross profit	194,274	191,236	228,374	213,842	14,532
Segment selling, general and administrative expenses:
Federal Services Segment	11,306	4,186		—	—
Commercial Services Segment	7,730	7,466		—	—
LP&D Segment	8,519	7,607		—	—
International	14,639	—		—	—

Total segment selling, general and administrative expenses	42,194	19,259		—	—
Segment operating income:
Federal Services Segment	31,077	20,634		—	—
Commercial Services Segment	20,082	7,092		—	—
LP&D Segment	97,991	144,251		213,842	14,532
International	2,930	—		—	—

Total segment operating income	152,080	171,977		213,842	14,532
Corporate selling, general and administrative expenses	80,244	82,003		44,595	967
Impairment of intangible assets	—	—		3,000	—

Total income from operations	71,836	89,974		166,247	13,565
Interest expense	72,689	68,566		49,736	—
Other income, net	3,364	3,113		1,474	13

Income before income taxes	2,511	24,521		117,985	13,578
Minority interest	92	—		—	—
Income tax expense (benefit)	11,318	(2,342)		—	—

Net income (loss)	$(8,899)	$26,863		$117,985	$13,578

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

        Revenues increased $665.5 million, or 155.8%, to $1.1 billion for the year ended December 31, 2007 from $427.1 million for the year ended December 31, 2006. This increase was the result of our acquisition of Duratek on June 7, 2006, which contributed $345.5 million to revenues in the year ended December 31, 2007 compared to $137.2 million for the year ended December 31, 2006 and our acquisition of RSMC, which contributed $531.3 million to revenues for the post-acquisition period of June 27, 2007 through December 31, 2007. The acquisitions of Safeguard, Parallax and NUKEM collectively contributed $30.4 million to revenues during 2007 from their respective dates of acquisition. These increases were partially offset by decreased revenues of $89.7 million due to lower volumes of waste received at our facility in Clive, Utah.

        Primarily as a result of the inclusion of a full year of Duratek results in 2007, revenues in our Federal Services segment and our Commercial Services segment increased to $151.4 million and $137.4 million, respectively, for the year ended December 31, 2007 from $79.9 million and $54.1 million, respectively, for the year ended December 31, 2006. As a result of our acquisitions of RSMC and Safeguard, revenues in our International segment were $541.1 million for the year ended December 31, 2007. Historically, our international operations were reported in our Commercial Services segment because they constituted less than 1% of our total revenues.

        LP&D segment revenues decreased $30.2 million, or 10.3%, to $262.8 million for the year ended December 31, 2007 from $293.0 million for the year ended December 31, 2006. We processed lower volumes of waste at our facility in Clive, Utah during the year ended December 31, 2007 due to the completion of several DOE closure projects during 2006. The decrease was partially offset by an increase in revenues of $55.1 million during the year ended December 31, 2007 as compared to the same period of 2006 resulting from our Duratek acquisition. The Duratek acquisition included the facilities in Barnwell, South Carolina and three processing and disposal facilities in Tennessee.

Cost of revenues

        Cost of revenues increased $662.4 million, or 280.8%, to $898.3 million for the year ended December 31, 2007 from $235.9 million for the year ended December 31, 2006. This increase was the result of our acquisition of Duratek, which contributed $263.5 million to cost of revenues in the year ended December 31, 2007 compared to $101.1 million for the year ended December 31, 2006 and our acquisition of RSMC, which contributed $513.5 million to cost of revenues for the post-acquisition period of June 27, 2007 through December 31, 2007. The acquisitions of Safeguard, Parallax and NUKEM collectively contributed $26.0 million to cost of revenues during 2007 from their respective dates of acquisition. These increases in cost of revenues were partially offset by a decrease of $24.8 million in our historical LP&D operations, which was primarily the result of reduced expenses associated with processing lower volumes of waste at our facility in Clive, Utah due to the completion of several projects during 2006.

        Primarily as a result of our acquisition of Duratek, cost of revenues in our Federal Services segment and our Commercial Services segment increased to $109.0 million and $109.6 million, respectively, for the year ended December 31, 2007 from $55.1 million and $39.6 million, respectively, for the year ended December 31, 2006. As a result of our acquisitions of RSMC and Safeguard, cost of revenues in our International segment was $523.5 million for the year ended December 31, 2007.

        LP&D segment cost of revenues increased by $15.1 million, or 10.7%, to $156.3 million for the year ended December 31, 2007 from $141.2 million for the year ended December 31, 2006. This increase was the result of increased expenses resulting from our acquisition of Duratek, which contributed $70.6 million to cost of revenues for the year ended December 31, 2007 compared to

$27.3 million for the year ended December 31, 2006. This increase was partially offset by a decrease of $24.8 million in our historical LP&D operations associated with the completion of several DOE closure projects during 2006.

        Cost of revenues as a percentage of total revenues increased to 82.2% for the year ended December 31, 2007, from 55.2% for the year ended December 31, 2006. The acquisitions of Duratek and RSMC significantly changed our revenue mix when compared to our historical operations. As a result, a greater portion of our revenues have significantly lower contribution margins.

        Cost of revenues as a percentage of revenues in our LP&D segment, which includes our historical operations, increased to 59.5% for the year ended December 31, 2007 from 48.2% for the same period for 2006. A significant amount of the costs at our Clive, Utah facility are fixed; therefore, the decrease in our revenues of $89.7 million at our Clive, Utah facility had a significant adverse impact on our margins. In addition, cost of revenues as a percentage of revenues relating to operations from our Duratek acquisition are greater than that of our historical operations, thus contributing to the increase in cost of revenues as a percentage of revenues for this segment.

        Our Federal Services, Commercial Services and International segments, which primarily include operations of Duratek and RSMC from their acquisition dates, collectively contributed cost of revenues as a percentage of revenues of 89.4% for the year ended December 31, 2007 compared to 70.6% for the same period for 2006. This increase is primarily the result of the acquisition of RSMC, where cost of revenues as a percentage of revenues were 96.6% for the year ended December 31, 2007.

Gross profit

        Gross profit increased $3.1 million, or 1.6%, to $194.3 million for the year ended December 31, 2007 from $191.2 million for the year ended December 31, 2006. Gross profit increased primarily due to the acquisition of Duratek, which contributed $29.6 million and $25.9 million to gross profit in our Federal Services and Commercial Services segments, respectively, for the year ended December 31, 2007 compared to $6.8 million and $13.7 million, respectively for the year ended December 31, 2006. This increase in gross profit was partially offset by a decrease in gross profit in our LP&D segment resulting from lower volumes of waste at our facility in Clive, Utah during the year ended December 31, 2007 due to the completion of several significant DOE closure projects during 2006. Our gross margin decreased to 17.8% in the 2007 period from 44.8%, in the corresponding 2006 period due largely to change in revenue mix combined with lower margins in our LP&D segment.

        Primarily as a result of our acquisition of Duratek, gross profit in our Federal Services segment and our Commercial Services segment increased to $42.4 million and $27.8 million, respectively, for the year ended December 31, 2007 compared to $24.8 million and $14.6 million, respectively, for the year ended December 31, 2006. As a result of our acquisitions of Safeguard and RSMC, gross profit in our International segment was $17.6 million for the year ended December 31, 2007.

        LP&D segment gross profit decreased $45.4 million, or 29.9%, to $106.5 million for the year ended December 31, 2007 from $151.9 million for the year ended December 31, 2006. LP&D segment gross profit margin decreased to 40.5% during the year ended December 31, 2007 from 51.8% during the year ended December 31, 2006. Gross profit and gross profit margin decreased primarily due to decreased revenues as a result of the completion of several significant DOE closure projects in our historical LP&D segment during 2006 and lower gross profit margins in the LP&D operations we acquired from Duratek as compared to our historical operations.

Segment selling, general and administrative expenses

        Segment selling, general and administrative expenses in our Federal Services and Commercial Services segments increased $7.1 million and $264,000, respectively, to $11.3 million and $7.7 million, respectively, for the year ended December 31, 2007 from $4.2 million and $7.5 million, respectively, for the year ended December 31, 2006. This is primarily the result of increased expenses due to the activity of Duratek, which was acquired in June 2006.

        Segment selling, general and administrative expenses in our LP&D segment increased $912,000 to $8.5 million for the year ended December 31, 2007 from $7.6 million for the year ended December 31, 2006. The increase was primarily the result of the activity of Duratek, which was acquired in June 2006.

        Segment selling, general and administrative expenses in our International segment were $14.6 million for the year ended December 31, 2007 primarily due to bid and proposal expenses relating to potential contracts in the United Kingdom, the operations of Safeguard, which we acquired in December 2006, and the operations and amortization expense associated with finite-lived intangible assets of RSMC, which we acquired in June 2007.

        Total segment selling, general and administrative expenses as a percentage of revenue decreased to 3.9% for the year ended December 31, 2007 from 4.5% for the same period for 2006 primarily due to increased revenues.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $1.8 million, or 2.2%, to $80.2 million for the year ended December 31, 2007 from $82.0 million for the year ended December 31, 2006. As a percentage of revenue, corporate selling, general and administrative expenses decreased to 7.3% for the year ended December 31, 2007 from 19.2% for the same period for 2006. This decrease was primarily due to non-cash equity compensation expenses incurred during the year ended December 31, 2006 as a result of accelerated vesting of profits interests in connection with our acquisition of Duratek in the earlier period. This decrease is partially offset by increased accounting, treasury, human resources, information systems and other administrative expenses as a result of our acquisition of Duratek and a $6.9 million expense for the termination of provisions in employment agreements related to excess performance bonus payments. These provisions were terminated in connection with our initial public offering.

Interest expense

        Interest expense increased $4.1 million, or 6.0%, to $72.7 million for the year ended December 31, 2007 from $68.6 million for the year ended December 31, 2006. The increase is primarily attributable to increased borrowings related to the acquisitions of Duratek and RSMC and the write-off of unamortized debt financing fees of $4.2 million as a result of repayment of our debt using proceeds from our initial public offering. These increases are offset by the recognition of a call premium of $3.2 million and a write-off of debt financing fees and loan discounts of $8.9 million which occurred in June 2006 in connection with the restructuring of our long-term debt.

Other income (expense), net

        Other income, net, increased $252,000, or 8.1%, to $3.4 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. This amount primarily reflects increases in interest income and our proportional share of income from three joint ventures in which we have a non-controlling interest. This increase is offset by losses on our derivative contracts of $1.2 million.

Income taxes

        We recognized income tax expense of $11.3 million for the year ended December 31, 2007 primarily due to income tax expense recognized of approximately $9.9 million relating to our reorganization from a limited liability company to a "C" corporation. Prior to our reorganization on

November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. SFAS No. 109, Accounting for Income Taxes, requires that the tax effect of recognizing deferred tax items upon a change in tax status be included in current year operations. In addition, income tax expense for 2007 includes foreign, federal and state income taxes for our taxable subsidiaries that we acquired in 2006 and 2007. We recognized income tax benefit of $2.3 million for the year ended December 31, 2006 attributable to net taxable loss from BNGA and Duratek since their acquisitions on February 28, 2006 and June 7, 2006, respectively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

        Our revenues were $427.1 million for the year ended December 31, 2006 compared to $348.2 million for the eleven months ended December 31, 2005 and $21.9 million for the one month ended January 31, 2005 for pro forma revenues of $370.1 million for the year ended December 31, 2005. The $57.0 million (15.4%) increase in pro forma revenues for the year ended December 31, 2006 was the result of our acquisitions of BNGA on February 27, 2006 and Duratek on June 7, 2006, which contributed $44.1 million and $137.2 million to revenues, respectively, in the year ended December 31, 2006. This increase in revenues was partially offset by the completion of the project to clean up the DOE's Rocky Flats site in 2005. Pursuant to this contract, we recognized approximately $105.4 million of revenues during 2005, but generated no significant revenues in 2006.

        Primarily as a result of our acquisitions of BNGA and Duratek, revenues in our Federal Services segment and our Commercial Services segment were $79.9 million and $54.1 million, respectively, for the year ended December 31, 2006.

        LP&D segment revenues were $293.0 million for the year ended December 31, 2006 compared to $348.2 million for the eleven months ended December 31, 2005 and $21.9 million for the one month ended January 31, 2005 for pro forma LP&D segment revenues of $370.1 million for the year ended December 31, 2005. The $77.1 million (20.8%) decrease for the year ended December 31, 2006 was primarily the result of approximately $105.4 million of revenue recognized during 2005 to clean up the DOE's Rocky Flats site. We generated no significant revenues from this contract in 2006. The decrease was partially offset by an increase in revenues of $54.0 million due to our acquisitions of BNGA on February 27, 2006 and Duratek on June 7, 2006. The Duratek acquisition included the facilities in Barnwell, South Carolina and three processing and disposal facilities in Tennessee. The BNGA acquisition included a manufacturing facility in Tennessee.

Cost of revenues

        Cost of revenues was $235.9 million for the year ended December 31, 2006 compared to $134.4 million for the eleven months ended December 31, 2005 and $7.4 million for the one month ended January 1, 2005 for pro forma cost of revenues of $141.7 million for the year ended December 31, 2005. The $94.1 million (66.4%) increase for the year ended December 31, 2006 was the result of our acquisitions of BNGA on February 27, 2006 and Duratek on June 7, 2006, which contributed $23.2 million and $101.1 million to cost of revenues, respectively, in the year ended December 31, 2006. This increase in cost of revenues was partially offset by a decrease of $30.8 million in our historical LP&D operations, which was primarily the result of reduced expenses associated with the completion of the clean-up project at Rocky Flats in 2005.

        Primarily as a result of our acquisitions of BNGA and Duratek, cost of revenues in our Federal Services segment and our Commercial Services segment was $55.1 million and $39.6 million, respectively, for the year ended December 31, 2006.

        LP&D segment cost of revenues was $141.2 million for the year ended December 31, 2006 compared to $134.4 million for the eleven months ended December 31, 2005 and $7.4 million for the one month ended January 1, 2005 for pro forma LP&D segment cost of revenues of $141.7 million for the year ended December 31, 2005. The $500,000 decrease for the year ended December 31, 2006 was primarily the result of reduced expenses associated with the completion of the clean-up project at Rocky Flats in 2005, offset in part by increased expenses resulting from our acquisitions of BNGA on February 27, 2006 and Duratek on June 7, 2006.

Gross profit

        Gross profit was $191.2 million for the year ended December 31, 2006 compared to $213.8 million for the eleven months ended December 31, 2005 and $14.5 million for the one month ended January 1, 2005 for pro forma gross profit of $228.4 million for the year ended December 31, 2005. Our gross margin decreased to 44.8% in 2006 from 61.7% in 2005. Gross profit decreased $37.1 million in 2006 primarily due to a decrease in gross profit in our LP&D segment resulting from the completion of the project to clean up the DOE's Rocky Flats site. The decrease in gross profit in our LP&D segment was partially offset by contributions from BNGA and Duratek, which contributed $24.8 million and $14.6 million to gross profit in our Federal Services and Commercial Services segments, respectively, for the year ended December 31, 2006.

        As a result of our acquisitions of BNGA and Duratek, gross profit in our Federal Services segment and our Commercial Services segment was $24.8 million and $14.6 million, respectively, for the year ended December 31, 2006.

        LP&D segment gross profit was $151.9 million for the year ended December 31, 2006 compared to $213.8 million for the eleven months ended December 31, 2005 and $14.5 million for the one month ended January 1, 2005 for pro forma LP&D segment gross profit of $228.4 million for the year ended December 31, 2005. LP&D segment gross margin decreased to 51.8% in 2006 from 61.7% in 2005. Gross profit and gross margin decreased primarily due to the completion of the project to clean up the DOE's Rocky Flats site in 2005. We were able to achieve a relatively high gross margin on this project because of the volume of work involved in a relatively short period of time. We also recorded an incentive fee of $2.4 million in 2005 in connection with the Rocky Flats project as the result of meeting certain contractual milestones.

        Gross profit margins in our Federal Services and Commercial Services segments are typically lower than in our LP&D segment due to the nature of pricing and the higher proportion of expenses for labor and fringe benefits of federal and commercial contracts. The higher gross profit margins in our LP&D segment are the result of unit pricing that reflects a higher amount of fixed costs, including capital expenditures, and a lower amount of labor and fringe benefits costs.

Segment selling, general and administrative expenses

        As a result of our acquisitions of BNGA and Duratek, segment selling, general and administrative expenses in our Federal Services, Commercial Services and LP&D segments were $4.2 million, $7.5 million and $7.6 million, respectively, for the year ended December 31, 2006.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses were $82.0 million for the year ended December 31, 2006 compared to $44.6 million for the eleven months ended December 31, 2005 and $1.0 million for the one month ended January 31, 2005. The increase in 2006 was primarily the result of our acquisitions of BNGA and Duratek, which collectively contributed $17.5 million to corporate selling, general and administrative expenses for the year ended December 31, 2006. Corporate selling, general and administrative expenses also increased due to integration costs associated with our acquisitions of BNGA and Duratek. We incurred non-cash compensation expense of $21.4 million and $1.5 million in the years ended December 31, 2006 and 2005, respectively, principally relating to equity grants made in connection with our acquisitions. We also incurred increased non-cash amortization expense of $4.7 million in 2006 related to the amortization of intangible assets acquired in the acquisition of BNGA and Duratek in 2006. These increases were offset by a $3.8 million reduction in the allowance for doubtful accounts based on our historical collections experience and an evaluation of existing customer receivables.

        Prior to 2006, we only operated in our LP&D segment and, therefore, all of our selling, general and administrative expenses prior to 2006 are reflected under corporate selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2006 are split between segment selling, general and administrative expenses and corporate selling, general and administrative expenses.

Impairment of intangible assets

        There was no impairment of intangible assets in the year ended December 31, 2006. In the eleven months ended December 31, 2005, we changed our name to EnergySolutions and incurred an impairment charge of $3.0 million, representing the write-off of the remaining book value of our old name.

Interest expense

        Interest expense was $68.6 million for the year ended December 31, 2006 compared to $49.7 million for the eleven months ended December 31, 2005. The $18.9 million increase was primarily due to increased borrowings as the result of our acquisitions of BNGA and Duratek, as well as a full year of interest expense on debt incurred to finance the acquisition of our predecessor by the Sponsors in 2005. Interest expense for the year ended December 31, 2006 also included the write-off of $8.9 million of deferred financing fees and debt discount and the payment of a call premium of $3.2 million from refinancing our debt in connection with the Duratek acquisition. Interest expense for the eleven months ended December 31, 2005 included the write-off of $12.7 million of deferred financing fees from the refinancing of our outstanding debt in connection with the acquisition of our predecessor by the Sponsors. We did not incur any material interest expense in the one month ended January 31, 2005.

Other income

        Other income was $3.1 million for the year ended December 31, 2006. This amount primarily reflects interest income and our proportional share of income from two joint ventures in which we have a minority interest, which we acquired as part of our Duratek acquisition. Prior to the Duratek acquisition, we did not have any investments in joint ventures. Other income was $1.5 million for the year ended December 31, 2005, which was primarily due to interest income.

Income taxes

        We recognized an income tax benefit of $2.3 million for the year ended December 31, 2006, primarily due to a tax loss in one of our taxable subsidiaries that was acquired in 2006. Historically, we operated as a limited liability company and therefore did not pay corporate income taxes. The tax provision in 2006 relates to Duratek and certain taxable subsidiaries of BNGA since their respective acquisitions in 2006.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of December 31, 2007, our principal sources of liquidity consisted of $36.4 million of cash and cash equivalents and $75.0 million of availability under the $75.0 million revolving portion of our credit facilities. We also have a synthetic letter of credit facility of $100.0 million, of which $99.9 million of letters of credit were issued as of December 31, 2007.

        During the year ended December 31, 2007, our cash and cash equivalents increased $31.7 million, to $36.4 million. This compares to a decrease in cash and cash equivalents of $30.2 million for the year ended December 31, 2006. During the year ended December 31, 2007, we had net cash inflows from operating activities and financing activities of $152.8 million and $91.9 million, respectively. This was offset by net cash outflows from investing activities of $211.8 million related primarily to our acquisitions of RSMC, Parallax, NUKEM and Monserco and purchases of property, plant and equipment.

        During 2006, our cash and cash equivalents decreased by $30.2 million, to $4.6 million. This compares to an increase in cash and cash equivalents of $24.6 million during 2005. During 2006, we incurred net cash outflows from investing activities of $471.8 million primarily due to our acquisitions of BNGA, Duratek and Safeguard and purchases of property, plant and equipment. These outflows were offset in part by net cash inflows from operating activities and financing activities of $69.8 million and $371.9 million, respectively.

        Our principal need for liquidity has been, and will continue to be, for working capital, to pay down debt and for capital expenditures. We also expect to use cash flow from operations to pay quarterly dividends. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. To the extent we maintain an annual dividend of $0.10 per share, our annual cash requirements for this dividend would be $8.8 million, based on the number of shares currently outstanding. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the revolving portion of our credit facilities will be sufficient to meet our future liquidity needs, including the payment of such dividend, through at least the next twelve months.

        Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

Historical Cash Flows

Cash flow from operating activities

        We generated $152.8 million and $69.8 million in cash flows from operating activities during the year ended December 31, 2007 and 2006, respectively. This increase of $83.0 million was primarily due to a decreased restricted cash balance that was replaced with an insurance policy as well as increased net cash flows from accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities. These increases were partially offset by a decrease in net income, decreased net cash flows from inventories and unearned revenues and the adjustment for equity-based compensation expense due to the accelerated vesting of profits interests in 2006.

        We generated $69.8 million and $210.0 million in cash flow from operating activities in 2006 and 2005, respectively. The decrease of $140.2 million in 2006 compared to 2005 was primarily due to lower net income in 2006 and higher payments of accounts payable and accrued expenses due to the BNGA and Duratek acquisitions.

Cash flow from investing activities

        We used $211.8 million and $471.8 million in cash for investing activities during the year ended December 31, 2007 and 2006, respectively. This decrease of $260.0 million was primarily due to more cash being used for the Duratek and BNGA acquisitions in 2006 than for the RSMC, Parallax, NUKEM and Monserco acquisitions in 2007 and a decrease in purchases of property, plant and equipment.

        We used $471.8 million and $40.6 million in cash flow from investing activities in 2006 and 2005, respectively. The increased use of cash of $431.2 million in 2006 compared to 2005 was primarily due to the BNGA and Duratek acquisitions.

Cash flow from financing activities

        We generated $91.9 million and $371.9 million in cash flows from financing activities during the year ended December 31, 2007 and 2006, respectively. This decrease of $280.0 million was primarily due to decreased net borrowings of long-term debt of $366.7 million and decreased capital contributions of $175.0 million. This decrease was partially offset by an increase in proceeds from the issuance of common stock, net of issuance costs, of $271.1 million.

        We generated $371.9 million and used $147.8 million in cash flow from financing activities in 2006 and 2005, respectively. The increase of $519.7 million in 2006 compared to 2005 was primarily due to an infusion of member capital and increased debt to finance the acquisitions in 2006.

Capital Expenditures

        We had capital expenditures of $13.3 million, $23.9 million and $33.6 million in the years ended December 31, 2007, 2006 and 2005, respectively. We completed several significant capital improvements in 2006 and 2005, including the installation of a new shredder, rail handling loop and rotary dump at our Clive facility. We expect purchases of capital expenditures for the year ending December 31, 2008 will be approximately $37.0 million.

Credit Facilities

        In connection with the Duratek acquisition, we entered into credit facilities with Citicorp North America, Inc., or CNAI, as administrative agent and collateral agent, which we refer to collectively in this Form 10-K as our "credit facilities." The credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, $770.0 million first lien term loan facilities, which mature on June 7, 2013, a $100.0 million synthetic letter of credit facility, which matures on June 7, 2013.

        The obligations under the credit facilities are unconditional and irrevocably guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries. In addition, the credit facilities and such guarantees are secured on a first- and second-priority basis by security interests (subject to permitted liens as defined in the credit agreements governing the credit facilities) in substantially all tangible and intangible assets owned by us, the obligors under the credit facilities, and each of our other domestic subsidiaries, subject to certain exceptions, including limiting pledges of voting stock of foreign subsidiaries to 65% of voting stock of first-tier foreign subsidiaries.

        Borrowings under the credit facilities bear interest at a rate equal to (1) in the case of the first lien term loans, (i) the greater of the rate of interest announced by CNAI, from time to time, as its prime rate in effect at its principal office in the city of New York, and the federal funds rate plus 0.50% per annum (the "base rate"), plus 0.75% (or 0.50% when the leverage ratio (as defined in the credit agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0) or (ii) for any portion of the term loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 2.25% (or 2.00% when the leverage ratio (as defined in the credit agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0), (2) in the case of the revolving loans, (i) the base rate plus 0.75% or (ii) for any portion of the revolving loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 2.25% (3) in the case of synthetic letters of credit under the first lien credit facilities, 2.25% (or 2.00% when the leverage ratio (as defined in the related credit agreement) as of the most recently completed fiscal quarter is less than 2.0 to 1.0).

        Commencing September 30, 2006 and at the end of each calendar quarter for the next 26 quarters, the first lien term loans under the credit facilities amortize in quarterly installments of 0.25% of the outstanding principal balance on September 30, 2006, adjusted for optional prepayments made, provided that the final installment shall be equal to the amount outstanding in respect of the term loans.

        We are generally required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of debt obligations other than specified debt obligations and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of December 31, 2007, we were not required to make a mandatory prepayment.

        As of December 31, 2007, the weighted average interest rate under our credit facilities was 7.1%. At this rate and assuming an outstanding balance of $607.0 million as of December 31, 2007, our annual debt service obligations would be $49.3 million, consisting of $43.1 million of interest and $6.2 million of scheduled principal payments. However, due to optional prepayments made through December 31, 2007, only $1.6 million of our scheduled payments are currently due within the next year.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of consolidated funded debt, first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as of December 31, 2007, we are required to maintain a maximum leverage ratio and a first lien leverage ratio of 5.0 and 4.5, respectively, and minimum cash interest coverage ratios of 2.0. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of December 31, 2007, we performed the calculations associated with these financial covenants and determined that we were in compliance with them.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and other restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of up to $30.0 million under the first lien credit facilities in the fiscal year ending December 31, 2007 and in any fiscal year thereafter, plus the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the prior fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. As of December 31, 2007, we were in compliance with all of our covenants and other obligations under the credit facilities.

        We also entered into a second lien term loan in connection with our acquisition of RSMC in June 2007. This loan was repaid in full with proceeds from our initial public offering.

Contractual Obligations and Other Commitments

        As of December 31, 2007, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	2008	2009 - 2010	2011 - 2012	2013 and beyond
	(in thousands of dollars)
Long-term debt obligations(1)	$606,967	$1,557	$12,456	$12,456	$580,498
Capital lease obligations	3,527	1,785	1,742	—	—
Operating lease obligations	42,824	9,660	14,282	10,243	8,639
Other contractual obligations	20,000	2,500	5,000	5,000	7,500

Total	$673,318	$15,502	$33,480	$27,699	$596,637

(1)
Includes only obligations to pay principal. Assuming our variable interest rate of 7.1% at December 31, 2007 remains constant during these periods, our interest payment obligations would be $43.1 million, $84.6 million, $82.9 million and $17.2 million for 2008, 2009-2010, 2011-2012 and 2013 and beyond, respectively, for a total interest payment obligation of $227.8 million.

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures at December 31, 2007.

        As of December 31, 2007, we had outstanding floating-rate term loans of $607.0 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective July 1, 2005. As of December 31, 2007, the swap agreement had a notional amount of $491.0 million and a fair value liability of approximately $600,000.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2007, we had $99.9 million in letters of credit which are issued under our credit facilities. As of December 31, 2007, we had $26.3 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2007, the closure and post-closure state regulatory requirements for our facilities were $125.8 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO, calculated under SFAS No. 143, Accounting for Asset Retirement Obligations.

Critical Accounting Policies

        This management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.

        Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective estimates and assumptions. Our critical accounting policies are discussed below.

Revenue Recognition

        We record revenue when all of the following conditions exist:

  •
  evidence of an agreement with our customer;

  •
  work has actually been performed;

  •
  the amount of revenue can be reasonably estimated; and

  •
  collection of revenue from our customer is reasonably assured.

Federal, Commercial and International Contracts

        Our services are provided under cost-reimbursable award or incentive fee, fixed-price and unit-rate contracts. The following describes our policies for these contract types:

  •
  Cost-reimbursable contracts—We are reimbursed for allowable costs in accordance with Cost Accounting Standards, or CAS, or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or CAS, we may not be able to obtain reimbursement for such costs. A contract may also provide for award fees or incentive fees in addition to cost reimbursements. Incentive fees are earned if we meet certain contract provisions, including schedule, budget and safety. Monthly assessments are made to measure the amount of revenues earned in accordance with established contract provisions. Award and incentive fees are accrued when estimable and collection is reasonably assured.

  •
  Fixed-price contracts—We receive a fixed amount of revenues irrespective of the actual costs we incur. For fixed-price contracts, our revenues are recognized using the proportional performance method of accounting using appropriate output measures, where estimable, or on other measures such as proportion of costs incurred to total estimated contract costs.

  •
  Unit-rate contracts—For unit-rate contracts, our revenues are recognized using the proportional performance method of accounting as units are completed based on contractual unit rates.

        Accounting for revenues earned under our contracts may require assessments that include an estimate of the amount that has been earned on the contract and are usually based on the volumes that have been processed or disposed, milestones reached or the time that has elapsed under the contract. Each of our contracts is unique with regard to scope, schedule and delivery methodology. Accordingly, each contract is reviewed to determine the most reliable measure of completion for revenue recognition purposes. Input measures such as costs incurred to total contract costs are used only when there are no quantifiable output measures available and represent a reasonable basis for determining the relative status of the project given that, on many contracts, costs are the basis for determining the overall contract value and timing.

        Certain of our fixed-price contracts are for services that are non-linear in nature, require complex, non-repetitive tasks or involve a non-time-based scope of work. In these contracts, the earnings process is not fulfilled upon the achievement of milestones, but rather over the life of the contract. Evaluation of the obligations and customer requirements on these contracts does not produce objective, quantifiable output measures that reflect the earnings process for revenue recognition. Therefore, in these situations, we use a cost-to-cost approach to determine revenues.

        A cost-to-cost approach accurately reflects our obligations and performance on these contracts, as well as meeting the customers' expectations of service being performed. Therefore, we believe that input measures used to measure progress toward completion on certain fixed-price projects provide a reasonable surrogate as compared to using output measures.

        For the years ended December 31, 2007 and 2006, revenues calculated using a cost-to-cost approach were $68.6 million and $36.3 million, respectively. For the eleven months ended December 31, 2005 and the one month ended January 31, 2005, revenues calculated using a cost-to-cost approach were $0.

        Revisions to revenues, cost and profit estimates, or measurements of the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Contracts typically provide for periodic billings on a monthly basis or based on contract milestones. Costs and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed. Unearned revenues represent amounts billed and collected for which revenues have not been recognized.

        We record contract claims and pending change orders, including requests for equitable adjustments, or REAs, when collection of revenues is reasonably assured, which generally is when accepted in writing by the customer. The cost to perform the work related to these claims and pending change orders, including REAs, is included in our financial statements in the period that they are incurred and are included in our estimates of contract profitability.

        A provision for estimated losses on individual contracts is recognized in the period in which the losses are identified and includes all estimated direct costs to complete such contracts (excluding future general and administrative costs expected to be allocated to the contracts). Monthly assessments are performed on our estimates and changes are made based on the latest information available.

LP&D Contracts

        Our LP&D services are provided primarily under unit-rate contracts. Revenues are recognized as units of materials are processed or disposed based on the unit prices provided in the contracts.

D&D Liabilities

        We have responsibility for the cost to decontaminate and decommission our facilities and related equipment, as well as the equipment used at customer sites in the Commercial Services segment. Such costs will generally be paid upon closure of such facilities or disposal of such equipment. We are also responsible for the cost of monitoring our Clive, Utah facility, over the post-closure period.

        SFAS No. 143, Accounting for Asset Retirement Obligations, requires us to record the fair value of an ARO as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. We are also required to record a corresponding asset that we depreciate over the life of the asset. After the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

        The cost basis for our landfill assets and related obligation include landfill liner material and installation, excavation for airspace, landfill leachate collection systems, environmental groundwater and air monitoring equipment, directly related engineering and design costs and other capital infrastructure costs. Also included in the cost basis of our landfill assets and related obligation are estimates of future costs associated with final landfill capping, closure and post-closure monitoring activities. These costs are described below:

  •
  Final capping—Involves the installation of final cap materials over areas of the landfill where total airspace has been consumed. We estimate available airspace capacity using aerial and ground surveys and other methods of calculation, based on permit-mandated height restrictions and other factors. Final capping AROs are recorded, with a corresponding increase in the landfill asset, as landfill airspace capacity is permitted for waste disposal activities and the cell liner is constructed. Final capping costs are recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with the final capping event.

  •
  Closure—Involves the remediation of our land surrounding the disposal cell and the disposal of Company-owned property and equipment. These are costs incurred after the site ceases to accept waste, but before the site is certified to be closed by the applicable regulatory agency. These costs are accrued as an ARO, with a corresponding increase in the landfill asset, as airspace is consumed over the life of the landfill. Closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

  •
  Post-closure—Involves the maintenance and monitoring of our landfill site that has been certified to be closed by the applicable regulatory agency. Subsequent to landfill closure, we are required to maintain and monitor our landfill site for a 100-year period. These maintenance and monitoring costs are accrued as an ARO, with a corresponding increase in the landfill asset, as airspace is consumed over the life of the landfill. Post-closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

        The cost basis for our D&D assets and related obligation include costs to decontaminate, disassemble and dispose of equipment and facilities. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of SFAS No. 143. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.

        Costs for the D&D of our facilities and equipment will generally be paid upon the closure of these facilities or the disposal of this equipment. We are obligated under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (Barnwell closure). Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund.

        We are required to make significant estimates in the determination of our AROs and the related assets. Pursuant to the requirements of SFAS No. 143, our cost estimates for final capping, closure and post-closure activities and other D&D activities are intended to approximate fair value and are based on our interpretation of the current regulatory requirements and proposed or anticipated regulatory changes. Where applicable, these cost estimates are based on the amount a third party would charge to perform such activities even when we expect to perform these activities internally. Because final landfill capping, closure and post-closure obligations and decontamination and decommissioning obligations are measured using present value techniques, changes in the estimated timing of the related activities would have an effect on these liabilities, related assets and resulting operations.

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would have increased our D&D obligation by $3.0 million. A hypothetical 10% increase in our cost estimate would have increased our D&D obligation by $4.1 million.

        We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates.

Recoverability of Long-Lived Assets, Including Goodwill

        Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill is tested at the reporting unit level at least annually for impairment and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets, requires a two-step impairment test. In the first step, we determine the fair value of the reporting unit using a discounted cash flow valuation model and compare the fair value to the reporting unit's carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of the reporting unit's goodwill is compared to the carrying value. The implied fair value of the reporting unit's goodwill is determined as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to the excess.

        We estimate future cash flows at the reporting unit level using a discounted cash flow methodology by assessing each major existing contract and projecting the earnings that will be recognized in future periods. Estimates are also made for earnings from new contracts that are anticipated based on our evaluation of future business prospects. The valuation of goodwill could be affected if actual results differ substantially from our estimates. Circumstances that could affect the valuation of goodwill include a significant change in our business climate, decisions by our customers to terminate our existing contracts and decisions by our customers to award to our competitors new contracts that we anticipated to be awarded to us.

        Intangible assets acquired in a business combination are measured at fair value at the date of acquisition. We assess the useful lives of other intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. As of December 31, 2007 and 2006, respectively, we had $526.0 million and $462.4 million of goodwill and $383.8 million and $296.2 million of intangible assets with estimable useful lives on our consolidated balance sheet. We do not have any intangible assets with indefinite useful lives.

        Intangible assets subject to amortization consist of customer relationships, licenses and permits, technology and non-compete agreements. Customer relationships, which include the fair value of acquired customer contracts, were evaluated for each operating segment using a discounted cash flow methodology and are amortized on a straight-line basis over a term of 2 to 12 years. Estimated future cash flows for each operating segment were derived based on detailed budgets and projections prepared by management. Licenses and permits were evaluated for each licensed facility using a replacement cost methodology. Also, due to the unique characteristics of the Envirocare permits we also included an opportunity cost reflecting an estimate of earnings that would be lost if we had to replace the licenses and permits as opposed to having acquired them. Licenses and permits are either amortized over the definite terms of the related agreements or over the remaining useful lives of the related intangible asset, typically 20 to 25 years. Estimates of replacement cost were determined by management taking into consideration the cost of labor and other costs needed to meet regulatory requirements to obtain and maintain the license or permit. Estimates of opportunity cost were determined by management after considering estimated cash flows for the business generated with the licenses and permits offset by contribution asset charges for other assets of the business that also contribute to cash flow generation. Technology and non-compete agreements were evaluated using a discounted cash flow methodology. Intangible technology assets are amortized on a straight-line basis over a term of 9 to 10 years and non-compete agreements are amortized over the terms of the contracts. Estimated future cash flows for each technology and non-compete agreement were derived based on detailed budgets and projections prepared by management.

        Long-lived assets such as property, plant and equipment are reviewed annually for impairment and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of excess carrying value over fair value.

Compensation Expense

        Pursuant to SFAS No. 123(R), Share-Based Payment (FAS 123(R)), we account for equity-based compensation payments, including grants of employee stock options, based on the fair values of the equity instruments issued. Fair value of equity instruments issued in connection with our initial public offering were determined based on an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation included the expected term of the equity award taking into account both the contractual term of the award, the effects of employees' expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

        In 2006 and 2005, certain members of senior management were granted profit interest units in our parent company, ENV Holdings LLC, in consideration for services rendered to us. These units entitle the holders to distributions from ENV Holdings. Certain units vested immediately upon grant and others vest over periods up to three years. These profit interest units are not convertible into common stock of EnergySolutions, Inc. or any other equity security of EnergySolutions, Inc. However, because these grants of profit interest units were made for services rendered to us, we recorded compensation expenses in connection with these grants.

        The grant date fair value of these units was determined using both a market approach and an income or discounted cash flow (DCF) approach. As part of the market approach, we used both comparable public companies (market multiples approach) and comparable transactions in order to estimate enterprise value. The income or DCF approach used management's assumptions for growth in our revenues and expenses to estimate enterprise value. The resulting enterprise values as calculated under each approach were then averaged using an equal weighting to arrive at the final enterprise value. This value was then allocated to each class of profit interest units based on each class's priority of distributions.

        We recorded compensation expense of $2.7 million, $21.4 million and $1.5 million for the years ended December 31, 2007 and 2006 and for the eleven months ended December 31, 2005, which represents the vested portion of the fair value of these units. We anticipate that the equity-based compensation expense related to the vesting of these units will be $648,000 in 2008. In addition, we granted options to purchase an aggregate of 5,727,560 shares and 6,522 restricted shares on November 14, 2007 in connection with our initial public offering. Under the measurement principles of FAS 123(R), we estimate that we will recognize compensation expense related to the issuance of these awards of $9.1 million, $9.1 million, $9.1 million and $8.2 million in 2008, 2009, 2010 and 2011, respectively. Our estimate of fair value for the stock options was made using the Black-Scholes model based upon the initial offering and exercise price of $23.00 per share, volatility of 35%, risk-free interest rate of 3.8% to 3.9% per year, expected life of 2.5 years to 3.75 years, dividend rate of 0.43% and a forfeiture rate of 10%. We determined the volatility rate by reference to volatility rates used by certain of our public industry peers since we do not have an established trading history of our common stock. We determined the expected life by using the short-cut method, as permitted by SEC Staff Accounting Bulletin No.107.

Income Taxes

        Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company's results of operations. Accordingly, we have not previously provided for federal income taxes related to our results of operations prior to our initial public offering, except to the extent of operations in our subsidiaries that are corporations. Because we previously generated taxable income, we included in distributions to our member amounts sufficient to facilitate the payment of tax liabilities arising from EnergySolutions, LLC's income. EnergySolutions, Inc. is a "C" corporation and, as such, we are subject to federal and state corporate income taxes. Exclusive of any unusual items, we anticipate that our effective tax rate in 2008 will be approximately 35% to 38%.

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and other, applicable authoritative pronouncements. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the United States and by various government agencies representing jurisdictions outside the United States.

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for us on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

Disclosure of Impact of Recently Issued Accounting Standards

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on our financial condition, results of operations and cash flows; however, in general, this standard will only impact the accounting for future acquisitions.

Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of a subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We do not expect the provisions of this statement to have a material impact on our financial condition or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides entities with the one-time option to measure financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 14, 2007. We do not expect the provisions of this statement to have a material impact on our financial condition or results of operations.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of December 31, 2007, we had outstanding floating-rate term loan debt of $607.0 million, of which $1.6 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective July 1, 2005. As of December 31, 2007, the swap agreement had a notional amount of $491.0 million and a fair value liability of approximately $600,000. For further information on the swap agreement, see Note 11 to our audited consolidated financial statements included elsewhere in this Form 10-K.

        A hypothetical interest rate change of 1% on our credit facilities would have changed interest expense for the year ended December 31, 2007 by approximately $8.1 million. In addition, a hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at December 31, 2007 by approximately $978,000. Changes in market interest rates would impact the fair value of our long-term obligations. The carrying amount of the debt under our credit facilities approximates its fair value as of December 31, 2007, as the facilities bear interest rates that approximate market rates. As of December 31, 2007 we had outstanding borrowings under our credit facilities of $607.0 million with a fair value of $588.0 million.

        Prior to our acquisition of RSMC, our exposure to foreign currency fluctuations was immaterial. Through RSMC, we earn fee income denominated in British pounds sterling or GBP.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2007, would cause a change in consolidated net assets of approximately $4.5 million and a change in gross profit of approximately $1.9 million, primarily due to GBP-denominated exposures.

Item 8.    Financial Statements and Supplementary Data.

        See pages F-1 through F-43 following the Exhibits List.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our "certifying officers"), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and SEC reports, and that the information is accumulated and communicated to our management, including the certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

        We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Internal controls over financial reporting were modified during the quarter ended December 31, 2007, to remediate a material weakness identified during the prior quarter. The identified material weakness related to our financial statement close process and resulted in a material error in our accounting for a foreign currency derivative transaction, which is recorded in other income (expense), net, in our consolidated statements of operations. Specifically, this material weakness resulted from an error in recording a journal entry and inadequate review of the journal entry after it was made. Management remediated the material weakness by implementing additional formal policies and procedures and by increasing management review and oversight over the financial statement close and reporting processes.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to audit management's assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent auditors to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

        The following table sets forth the names and ages of each person who is a director or executive officer of EnergySolutions, Inc.

Name	Age	Position
R Steve Creamer	56	Chairman and Chief Executive Officer
Alan E. Goldberg	53	Director
Robert D. Lindsay	53	Director
Lance L. Hirt	40	Director
Andrew S. Weinberg	33	Director
Robert J.S. Roriston	48	Director
Jordan W. Clements	51	Director
J.I. Everest, II	51	Vice Chairman and Director
E. Gail de Planque	63	Director
David B. Winder	69	Director
Val J. Christensen	55	Executive Vice President, General Counsel and Secretary
Raul A. Deju	62	President and Chief Administrative Officer
Alan M. Parker	54	Executive Vice President and Chief Operating Officer
Philip O. Strawbridge	53	Executive Vice President and Chief Financial Officer

        R Steve Creamer.    Mr. Creamer has been our Chief Executive Officer and a member of the Board of Directors since 2005 and became Chairman of the Board in November 2007. Mr. Creamer joined our predecessor, Envirocare of Utah, in 2005 as its Chief Executive Officer. Mr. Creamer began his career with the State of Utah as an engineer with the Department of Environmental Quality. From 1976 to 1991, he was the President of Creamer and Noble Engineers, a consulting engineering firm. From 1990 to 1997, he was the Chief Executive Officer and minority partner of ECDC Environmental, an industrial waste firm. In 1997, Mr. Creamer, Dr. Deju and Mr. Everest founded ISG Resources, Inc. after acquiring JTM Industries from Laidlaw. In 2002, Headwaters Incorporated acquired ISG and Mr. Creamer became an officer and board member of Headwaters Incorporated. In 2003, Mr. Creamer and Mr. Everest founded Western Pacific Group, a small private equity fund focused on making long-term investments in a wide cross section of companies. Mr. Creamer holds a B.S. degree in Civil & Environmental Engineering from Utah State University.

        Alan E. Goldberg.    Mr. Goldberg has served on our Board of Directors since 2005. Mr. Goldberg co-founded Lindsay Goldberg in 2001. Previously, he served as Chairman and Chief Executive Officer of Morgan Stanley Private Equity from February 1998 to January 2001. Mr. Goldberg spent a total of 22 years at Morgan Stanley, including his last 17 years at Morgan Stanley Private Equity, where, together with Robert D. Lindsay, he played an integral role in founding the business in 1984. Mr. Goldberg holds a B.A. in Philosophy and Economics from New York University, an M.B.A. from the New York University Graduate School of Business and a J.D. from Yeshiva University. Mr. Goldberg is a Director of the Smurfit Stone Corporation, FSB Global Holdings, Inc. (the parent of Fresh Start Bakeries, Inc.), FAPS Holdings, Inc., Maine Beverage Company, LLC, Keystone Foods Holdings LLC, PetroLogistics, LLC, Cap Rock Energy Corporation, Intermex Holdings, Inc., Brock Holdings, LLC, Brightstar Corp. and Rosetta LLC. He also serves as a Trustee of Yeshiva University.

        Robert D. Lindsay.    Mr. Lindsay has served on our Board of Directors since 2005. Mr. Lindsay co-founded Lindsay Goldberg in 2001. Previously, he was the Managing General Partner of Bessemer Holdings and, prior to joining Bessemer Holdings in 1991, he was a Managing Director at Morgan

Stanley Private Equity, where, together with Alan E. Goldberg, he played an integral role in founding the business in 1984. Mr. Lindsay holds a B.A. in English and American Literature and Language from Harvard College and an M.B.A. from Stanford University. He is President and CEO of Bessemer Securities LLC as well as a director of The Bessemer Group, Incorporated and its subsidiary banks, including Bessemer Trust Company, N.A. Mr. Lindsay is Chairman of the Board of Identity Group, Inc. He also serves as a Director of FSB Global Holdings, Inc. (the parent of Fresh Start Bakeries, Inc.), Pike Electric, Inc., FAPS Holdings, Inc., Maine Beverage Company, LLC, Keystone Foods Holdings LLC, PetroLogistics, LLC, Cap Rock Energy Corporation, Intermex Holdings, Inc., Brock Holdings, LLC, Bell Nursery Holdings LLC, Brightstar Corp. and Rosetta LLC. He also serves as a Trustee of the Cold Spring Harbor Biological Laboratory and St. Paul's School in Concord, New Hampshire.

        Lance L. Hirt.    Mr. Hirt has served on our Board of Directors since 2005 and served as Chairman of the Board until November 2007. Mr. Hirt is a partner at Lindsay Goldberg. Prior to joining Lindsay Goldberg in 2003, Mr. Hirt was a Managing Director at Morgan Stanley where he spent nine years in the mergers and acquisitions department advising a broad range of general industrial clients. Mr. Hirt began his career as a management consultant at Touche Ross & Co. and subsequently practiced law at Sullivan & Cromwell LLP in New York. Mr. Hirt graduated from Yeshiva College with a B.A. in Economics and received his M.B.A. and J.D. from Harvard University. He currently serves as a Director of Brock Holdings, LLC, Brightstar Corp. and PetroLogistics LLC. He also serves as a Trustee of Yeshiva University in New York City.

        Andrew S. Weinberg.    Mr. Weinberg has served on our Board of Directors since 2005. Mr. Weinberg is a principal at Lindsay Goldberg, which he joined in 2003. Prior thereto, he was an Associate at Goldman Sachs in the Principal Investment Area. Mr. Weinberg began his career at Morgan Stanley in the mergers and acquisitions department in New York and in the leveraged finance group in London. Mr. Weinberg earned his A.B. in Economics and History from Dartmouth College and an M.B.A. from Stanford University. He currently serves as a Director of Brock Holdings, LLC, Brightstar Corp., Identity Group, Inc. and PetroLogistics, LLC.

        Robert J.S. Roriston.    Mr. Roriston has served on our Board of Directors since the company's initial public offering in November 2007. Mr. Roriston is a partner at Lindsay Goldberg, which he joined in 2001. He worked at Bessemer Holdings from 1988 to 2001 and at KPMG Peat Marwick. Mr. Roriston is a Chartered Accountant, having graduated from the University of Witwatersrand with Bachelor of Commerce and Bachelor of Accounting degrees. Mr. Roriston is a Director of Pride Manufacturing Company LLC, Identity Group LLC and Maine Beverage Company, LLC. Mr. Roriston also serves as a Trustee at the Tilton School in Tilton, New Hampshire. He received his M.B.A. from The Wharton School at the University of Pennsylvania.

        Jordan W. Clements.    Mr. Clements has served on our Board of Directors since 2005. Mr. Clements has been the managing partner of Peterson Partners, a Salt Lake City-based private investment firm with over 30 principal investments, since its inception in 1995. Prior to co-founding Peterson Partners, Mr. Clements was a partner at Carr McClellan, a San Francisco Bay Area law firm, where he practiced corporate and business law, for approximately 13 years. His practice focused on building emerging companies in a broad range of industries. He has served on more than a dozen boards of directors of high growth businesses. Mr. Clements received a B.A. in English and a J.D. from Brigham Young University.

        J.I. Everest, II.    Mr. Everest has been our Vice Chairman and a member of the Board of Directors since July 2007. Mr. Everest served as our Executive Vice President and Chief Financial Officer from 2005 until August 2007. He joined our predecessor, Envirocare of Utah, in 2005 as Chief Financial Officer. From 1989 to 1997, Mr. Everest was the Director of Finance and Corporate Development at USPCI, a Union Pacific Corporation hazardous waste company. He became Vice President, Finance at

ECDC in 1992 after its acquisition by USPCI and Laidlaw Environmental. In 1997, Mr. Everest, Mr. Creamer and Dr. Deju founded ISG Resources, Inc. after acquiring JTM Industries from Laidlaw. In 2002, Headwaters Incorporated acquired ISG and Mr. Everest became its Vice President of Corporate Development and Treasurer. In 2003 Mr. Everest and Mr. Creamer founded Western Pacific Group, a small private equity fund focused on making long-term investments in a wide cross section of companies and real estate. Mr. Everest holds a B.B.A. from Southern Methodist University and an M.B.A. from the University of Texas.

        E. Gail de Planque.    Dr. de Planque has served on our Board of Directors since our initial public offering in November 2007. Dr. de Planque has been President of Strategy Matters, Inc. since March 2000 and a director of Energy Strategists Consultancy Limited since May 1999, each of which provides consulting services to the energy and nuclear industries. Dr. de Planque has more than 35 years of experience in nuclear physics and industry regulation and is a Fellow of the American Association for the Advancement of Science, a Fellow and past President of the American Nuclear Society and a member of the National Academy of Engineering. She also has served as a Commissioner with the NRC and a Director of the DOE's Energy's Environmental Measurements Laboratory. Dr. de Planque is a Director of BHP Billiton PLC, BHP Billiton Limited and Landauer, Inc., as well as a member of the Board of Trustees of Northeast Utilities. Dr. de Planque was formerly a director of BNFL Plc and BNG America, Inc. Dr. de Planque received an A.B. cum laude in Mathematics from Immaculata University, an M.S. in Physics from the New Jersey Institute of Technology and a Ph.D. in Environmental Health Science from New York University.

        David B. Winder.    Mr. Winder has served on our Board of Directors since our initial public offering in November 2007. Mr. Winder was a certified public accountant with KPMG LLP, as an employee from 1963 to 1972 and as a partner from 1972 until his retirement in 1997. Since his retirement from KPMG, Mr. Winder was Executive Director, Department of Community and Economic Development for the State of Utah from March 1997 to April 2002 and Special Assistant to the Governor of the State of Utah from April 2002 to March 2004, where he was responsible for various projects following the Olympic Games in Salt Lake City. Since November 2002, Mr. Winder also has been a consultant to various for-profit and not-for-profit organizations. Mr. Winder is currently a director of Alsco, Inc., president of the board of directors and chair of the audit and budget committee of the Utah Retirement Systems and Public Employees Health Program, and past president and current chair of the Utah chapter of the National Association of Corporate Directors (NACD). Mr. Winder received his A.B. in Social Sciences from Stanford University.

        Val J. Christensen.    Mr. Christensen has been an Executive Vice President and our General Counsel and Secretary since May 2006. From 1989 to 2006, Mr. Christensen served in various executive positions at FranklinCovey Co., eventually as Executive Vice President, General Counsel and Secretary as well as being a director. Prior to that, he was a partner at the law firm LeBoeuf, Lamb, Leiby & MacRae, where he handled commercial litigation and general business matters in the firm's Salt Lake City office from 1986 to 1989. Mr. Christensen is a director of Dynatronics, Inc. He received a B.A and J.D. from Brigham Young University.

        Raul A. Deju.    Dr. Deju has been our President and Chief Administrative Officer since October 2006. Before joining EnergySolutions, Dr. Deju served as one of the founders, President and Chief Operating Officer of ISG Resources from 1997 to 2002, which was merged with Headwaters Incorporated, and stayed as President of Headwaters' Resources Group from 2002 to 2004. Prior thereto, he served as Western Regional President of Chemical Waste Management, Inc. and in senior executive positions at International Technology, Inc. (now Shaw Group) and at URS, Inc. Dr. Deju started his professional career with Gulf Oil Co. principally involved with its Uranium Mining subsidiary and later on at the DOE's Hanford Site. Dr. Deju served in Advisory Committee Roles with the U.S. Secretary of Commerce and the U.S. EPA Administrator. Dr. Deju received both his B.S. and his Ph.D. from the New Mexico Institute of Mining and Technology. Dr. Deju has served on the faculty of the University of California, the University of Pittsburgh, St. Mary's College and J. F. Kennedy University's M.B.A. Program and served as Chair of the Bi-national US-Mexico Environmental Committee during the North American Free Trade Agreement's formative process. Dr. Deju was recognized as one of the 25 Most Influential Latinos in the San Francisco Bay Area and has received Congressional, State and City of San Francisco recognitions.

        Alan M. Parker.    Mr. Parker has been an Executive Vice President and our Chief Operating Officer since November 2006. From 1997 to 2006, Mr. Parker served in various executive positions at CH2M Hill and related companies. From mid-2001 through early 2004, Mr. Parker served as the President and Chief Executive Officer of Kaiser Hill Company, LLC. In that capacity, Mr. Parker directed the clean-up activities of the Rocky Flats Closure Project in Colorado. During 2005 and through June 2006, Mr. Parker was the President and Chief Executive Officer of CH2M WG Idaho, LLC Company and was responsible for directing clean-up efforts at the DOE's Idaho National Laboratory. From 1980 through 1996, Mr. Parker held various project and senior management positions with Morrison Knudsen Company, a predecessor company of Washington Group International. From 1977 through 1979, Mr. Parker held engineering positions with Exxon Corporation and Atlantic Richfield Company. Mr. Parker is a professional engineer and holds a B.S. degree in engineering from the University of Idaho.

        Philip O. Strawbridge.    Mr. Strawbridge has been an Executive Vice President and our Chief Financial Officer since August 2007. Previously he was the President of our International Group from March 2006 to August 2007. Prior to that, Mr. Strawbridge was the President and CEO of BNG America from October 1999, which was acquired by EnergySolutions in March 2006. From September 1995 through September 1999, Mr. Strawbridge was the Chief Financial and Administrative Officer of OHM Corporation and IT Corporation. From 1986 to September 1995, Mr. Strawbridge held various executive positions at Fluor Corporation including the Vice President, Government and Power Group. Mr. Strawbridge also held various executive positions with the U.S. General Services Administration from 1978 to 1985. Mr. Strawbridge began his career as a United States Marine and received his B.S. and J.D. from the University of Missouri.

Board of Directors

        Our business and affairs are managed under the direction of our board of directors. Our bylaws provide that our board of directors will consist of between one and 15 directors. The board is currently composed of ten directors, two of whom are independent directors under the applicable rules of the NYSE. By November 14, 2008, the board will include three independent directors under the applicable rules of the NYSE. The directors will have discretion to increase or decrease the size of the board.

        We currently avail ourselves of the "controlled company" exception under the corporate governance rules of the NYSE. Accordingly, we do not have a majority of "independent directors" on our board of directors nor do we have a compensation committee or a nominating and corporate governance committee composed entirely of "independent directors" as defined under the rules of the NYSE.

Committees of the Board of Directors

        Our board of directors has the authority to appoint committees to perform certain management and administration functions.

Audit Committee

        We have an audit committee that has responsibility for, among other things:

  •
  overseeing management's maintenance of the reliability and integrity of our accounting policies and financial reporting and our disclosure practices;

  •
  overseeing management's establishment and maintenance of processes to assure that an adequate system of internal control is functioning;

  •
  reviewing our annual and quarterly financial statements prior to their filing and prior to the release of earnings; and

  •
  appointing and evaluating the independent accountants and considering and approving any non-audit services proposed to be performed by the independent accountants.

        Mr. Winder, Dr. de Planque and Mr. Everest serve on the audit committee, with Mr. Winder serving as the committee's chair and "financial expert," as that term is defined by the applicable SEC and NYSE rules. We will appoint a new independent member to our audit committee by November 14, 2008, to replace Mr. Everest so that all of our audit committee members will be independent as such term is defined under applicable SEC and NYSE rules. The audit committee will have the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

        We have a compensation committee that has responsibility for, among other things:

  •
  reviewing key employee compensation policies, plans and programs;

  •
  monitoring performance and compensation of our employee-directors, officers and other key employees;

  •
  preparing recommendations and periodic reports to the board of directors concerning these matters; and

  •
  administering the incentive program referred to under "—2007 Equity Incentive Plan" below.

        Messrs. Hirt, Clements and Roriston serve on the compensation committee, with Mr. Hirt serving as the chair of the compensation committee.

Nominating and Corporate Governance Committee

        We have a nominating and corporate governance committee that has responsibility for, among other things:

  •
  recommending persons to be selected by the board as nominees for election as directors and to fill any vacancies on the board;

  •
  considering and recommending to the board qualifications for the position of director and policies concerning the term of office of directors and the composition of the board; and

  •
  considering and recommending to the board other actions relating to corporate governance.

        Dr. de Planque and Messrs. Weinberg and Winder serve on the nominating and corporate governance committee, with Dr. de Planque serving as the chair of the nominating and corporate governance committee.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers will serve as a member of our compensation committee, and none of them have served, or will be permitted to serve, on the compensation committee, or other committee serving a similar function, of any entity of which an executive officer is expected to serve as a member of our compensation committee.

Director Compensation

        Directors who are employees of EnergySolutions, Inc. or its subsidiaries or affiliated with Lindsay Goldberg or Peterson Partners will receive no compensation for service as members of either the board of directors or board committees. All other directors will be paid:

  •
  a base annual retainer of $50,000 in cash;

  •
  an annual grant of our restricted common stock equal to $75,000 divided by the closing price of our common stock on the date of grant;

  •
  an additional annual retainer of $10,000 in cash to each director who is a chair of a committee; and

  •
  a fee of $1,250 for each committee meeting attended.

        We will reimburse all directors for reasonable expenses incurred to attend meetings of our board of directors or committees.

Code of Ethics

        Our board of directors has adopted a code of ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations. Our code of ethics is publicly available on our website at www.energysolutions.com. Any waiver of our code of ethics with respect to our chief executive officer, chief financial officer, controller or persons performing similar functions may only be authorized by our audit committee and will be disclosed as required by applicable law.

Item 11.    Executive Compensation.

        Information required by this item is included in "Compensation Discussion and Analysis" in the Proxy Statement, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this item is included in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Proxy Statement, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Information required by this item is included in "Certain Relationships and Related Transactions, and Director Independent" in the Proxy Statement., which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information required by this item is included in "Principal Accounting Fees and Services" in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        Documents filed as part of this report include:

1.
Financial Statements.    Our consolidated financial statements at December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005 (successor) and the one month ended January 31, 2005 (predecessor) and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

2.
Financial Statement Schedules and Other.    All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.
Exhibits.    The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2008.

ENERGYSOLUTIONS, INC.
By:	/s/ PHILIP O. STRAWBRIDGE Philip O. Strawbridge Executive Vice President and Chief Financial Officer

Power of Attorney

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R Steve Creamer and Philip O. Strawbridge, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ R STEVE CREAMER R STEVE CREAMER	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2008
/s/ PHILIP O. STRAWBRIDGE PHILIP O. STRAWBRIDGE	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 28, 2008
/s/ ALAN E. GOLDBERG ALAN E. GOLDBERG	Director	March 28, 2008
/s/ ROBERT D. LINDSAY ROBERT D. LINDSAY	Director	March 28, 2008
/s/ LANCE L. HIRT LANCE L. HIRT	Director	March 28, 2008
/s/ ROBERT J.S. RORISTON ROBERT J.S. RORISTON	Director	March 28, 2008
/s/ ANDREW S. WEINBERG ANDREW S. WEINBERG	Director	March 28, 2008
/s/ JORDAN W. CLEMENTS JORDAN W. CLEMENTS	Director	March 28, 2008
/s/ JEAN I. EVEREST, II JEAN I. EVEREST, II	Director	March 28, 2008
/s/ E. GAIL DE PLANQUE E. GAIL de PLANQUE	Director	March 28, 2008
/s/ DAVID B. WINDER DAVID B. WINDER	Director	March 28, 2008

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, Dated as of February 6, 2006, by and among EnergySolutions, LLC, Dragon Merger Corporation and Duratek, Inc.	S-1/A	5/14/2007
2.2	Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of Reactor Sites Management Company Limited, dated as of June 6, 2007, by and among British Nuclear Fuels plc, EnergySolutions EU Limited and EnergySolutions, LLC.	S-1/A	9/11/2007
3.1	Certificate of Incorporation of EnergySolutions, Inc.	S-1/A	10/30/2007
3.2	Bylaws of EnergySolutions, Inc.	S-1/A	10/30/2007
4.1	Specimen Common Stock Certificate	S-1/A	10/30/2007
4.2	Form of Deposit Agreement, among EnergySolutions, Inc., Computershare Trust Company, N.A., as the depositary, Computershare Shareholder Services, Inc., as the depositary's service company, and the holders from time to time of the depositary receipts evidencing the depositary shares.	S-1/A	11/13/2007
10.1	Second Amended and Restated Credit Agreement, dated as of June 7, 2006, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 19, 2006, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.3	Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 9, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.4	Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 26, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.4.1	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of November 1, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	11/13/2007
10.5	Credit Agreement, dated as of June 7, 2006, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.6	First Amendment to Credit Agreement, dated as of June 19, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007

10.7	Second Amendment to Credit Agreement, dated as of February 9, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.8	Third Amendment to Credit Agreement, dated as of June 26, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.8.1	Fourth Amendment to Credit Agreement, dated as of November 1, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	11/13/2007
10.9	Second Lien Credit Agreement, dated as of June 26, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.10*	Amended and Restated Executive Employment and Non-Competition Agreement, dated as of January 9, 2007, between EnergySolutions, LLC and R Steve Creamer.	S-1/A	10/30/2007
10.11*	Amended and Restated Executive Employment and Non-Competition Agreement, dated as of January 9, 2007, between EnergySolutions, LLC and J.I. Everest II.	S-1/A	10/30/2007
10.12*	Executive Employment and Non-Competition Agreement, dated as of October 9, 2006, between EnergySolutions, LLC and Raul Deju.	S-1/A	10/30/2007
10.12.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of November 12, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju.	S-1/A	11/13/2007
10.13*	Executive Employment and Non-Competition Agreement, dated as of June 26, 2006, between EnergySolutions, LLC and Val John Christensen.	S-1/A	10/30/2007
10.14*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of March 19, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen.	S-1/A	10/30/2007
10.14.1*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen.	S-1/A	10/31/2007
10.15*	Executive Employment and Non-Competition Agreement, dated as of November 14, 2006, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker.	S-1/A	10/30/2007
10.15.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker.	S-1/A	10/31/2007
10.16*	Executive Employment and Non-Competition Agreement, dated as of March 23, 2006, between EnergySolutions, LLC and Philip Strawbridge.	S-1/A	10/30/2007

10.16.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of October 17, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Philip Strawbridge.	S-1/A	10/30/2007
10.16.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Philip O. Strawbridge.	S-1/A	10/31/2007
10.17	Operating Agreement of Envirocare of Utah, LLC, entered into by ENV Holdings LLC, dated January 31, 2005.	S-1/A	9/11/2007
10.18	Amendment No. 1 to Operating Agreement of EnergySolutions, LLC entered into by ENV Holdings LLC, dated September 14, 2007.	S-1/A	10/30/2007
10.19*	Form of EnergySolutions, Inc. 2007 Equity Incentive Plan	S-1/A	10/30/2007
10.19.1*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement	S-1/A	11/13/2007
10.19.2*	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement	S-1/A	11/13/2007
10.19.3*	Form of Non-Qualified Stock Option Award Agreement between EnergySolutions, Inc. and Philip Strawbridge.	S-1/A	11/13/2007
10.20*	Form of Registration Rights Agreement, between EnergySolutions, Inc. and ENV Holdings LLC.	S-1/A	10/30/2007
10.21	Form of Director Indemnification Agreement	S-1/A	10/30/2007
21.1	Subsidiaries of The Registrant	S-1/A	10/30/2007
23.1**	Consent of Independent Registered Public Accounting Firm
24.1**	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1***	Section 1350 Certifications of Chief Executive Officer And Chief Financial Officer

*
Indicates management contract or compensatory plan or arrangement.

**
Filed herewith.

***
Furnished herewith.

EnergySolutions, Inc.

Index to Consolidated Financial Statements

Contents

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
EnergySolutions, Inc.

        We have audited the accompanying consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders'/member's equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005 (successor) and the one month ended January 31, 2005 (predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnergySolutions, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005 (successor) and the one month ended January 31, 2005 (predecessor), in conformity with U.S. generally accepted accounting principles.

                      /s/ Ernst & Young LLP

Salt Lake City, Utah
March 26, 2008

EnergySolutions, Inc.

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands of dollars)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$36,366	$4,641
Restricted cash	3,995	—
Accounts receivable, net of allowance for doubtful accounts	366,083	82,965
Costs and estimated earnings in excess of billings on uncompleted contracts	41,243	57,290
Income tax receivable	26,163	12,856
Inventories	10,851	9,813
Prepaid expenses and other current assets	20,981	20,270

Total current assets	505,682	187,835
Property, plant and equipment, net	110,688	128,845
Goodwill	526,040	462,389
Other intangible assets, net	383,812	296,226
Restricted cash and decontamination and decommissioning deposits	30,559	65,768
Other noncurrent assets	68,169	16,142

Total assets	$1,624,950	$1,157,205

Liabilities and Shareholders'/Member's Equity
Current liabilities:
Current portion of long-term debt	$1,557	$11,565
Short-term borrowings	—	3,000
Accounts payable	155,663	23,357
Accrued expenses and other current liabilities	233,588	67,872
Deferred income taxes	1,402	—
Unearned revenues	43,733	49,905

Total current liabilities	435,943	155,699
Long-term debt, less current portion	605,410	749,602
Pension liability	44,540	—
Facility and equipment decontamination and decommissioning liabilities	69,543	82,225
Deferred income taxes	53,504	18,002
Other noncurrent liabilities	10,619	2,697

Total liabilities	1,219,559	1,008,225

Minority interest	68	—
Commitments and contingencies
Shareholders'/member's equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,305,500 shares issued and outstanding as of December 31, 2007	883	—
Additional paid-in capital	471,075	196,419
Accumulated other comprehensive loss	(1,429)	(49)
Capital deficiency	(65,206)	(47,390)

Total shareholders'/member's equity	405,323	148,980

Total liabilities and shareholders'/member's equity	$1,624,950	$1,157,205

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2007 and 2006,
Eleven Months Ended December 31, 2005 and One Month Ended January 31, 2005

(in thousands of dollars, except per share information)

	(Successor) EnergySolutions, Inc.			(Predecessor) Envirocare of Utah, Inc.
	Year Ended December 31,		Eleven Months Ended December 31, 2005	One Month Ended January 31, 2005
	2007	2006
Revenues	$1,092,613	$427,103	$348,192	$21,914
Cost of revenues	898,339	235,867	134,350	7,382

Gross profit	194,274	191,236	213,842	14,532
Selling, general and administrative expenses	122,438	101,262	44,595	967
Impairment of intangible assets	—	—	3,000	—

Income from operations	71,836	89,974	166,247	13,565
Interest expense	72,689	68,566	49,736	—
Other income, net	3,364	3,113	1,474	13

Income before income taxes and minority interest	2,511	24,521	117,985	13,578
Minority interest	92	—	—	—
Income tax expense (benefit)	11,318	(2,342)	—	—

Net income (loss)	$(8,899)	$26,863	$117,985	$13,578

Net income (loss) per share—see note(2)(t):
Basic	$(0.79)

Diluted	$(0.79)

Shares used to calculate net income (loss) per share:
Basic	11,274,422
Diluted	11,274,422
Unaudited pro forma net income per share—see note(2)(u):
Basic	$0.02	$0.20

Diluted	$0.02	$0.20

Shares used to calculate unaudited pro forma net income per share:
Basic	76,747,573	75,150,000
Diluted	77,155,949	75,150,000
Comprehensive income (loss):
Net income (loss)	$(8,899)	$26,863	$117,985	$13,578
Foreign currency translation adjustment	(182)	(49)	—	—
Change in unrecognized actuarial loss	(1,198)	—	—	—

Comprehensive income (loss)	$(10,279)	$26,814	$117,985	$13,578

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Changes in Shareholders'/Member's Equity (Deficit)

Years Ended December 31, 2007 and 2006,
Eleven Months Ended December 31, 2005 and One Month Ended January 31, 2005

(in thousands of dollars)

	Common Stock		Shareholders' Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings (Capital Deficiency)
				Member's Paid-in Capital			Total Shareholders' Equity (Deficit)
	Shares	Amount
Predecessor
Balance at December 31, 2004	1,000	$—	$11,523	$—	$—	$20,268	$31,791
Net income	—	—	—	—	—	13,578	13,578
Distributions to stockholder	—	—	—	—	—	(25,640)	(25,640)

Balance at January 31, 2005	1,000	—	11,523	—	—	8,206	19,729
Successor
Elimination of predecessor equity structure	(1,000)	—	(11,523)	—	—	(8,206)	(19,729)
Capital contribution in connection with acquisition of Envirocare	—	—	—	138,000	—	—	138,000

Balance at February 1, 2005	—	—		138,000	—	—	138,000
Net income	—	—	—	—	—	117,985	117,985
Equity-based compensation	—	—	—	1,500	—	—	1,500
Distributions to member	—	—	—	(139,500)	—	(187,514)	(327,014)

Balance at December 31, 2005	—	—	—	—	—	(69,529)	(69,529)
Net income	—	—	—	—	—	26,863	26,863
Capital contribution	—	—	—	175,000	—	—	175,000
Equity-based compensation	—	—	—	21,419	—	—	21,419
Distributions to member	—	—	—	—	—	(4,724)	(4,724)
Foreign currency translation	—	—	—	—	(49)	—	(49)

Balance at December 31, 2006	—	—	—	196,419	(49)	(47,390)	148,980
Net loss	—	—	—	—	—	(8,899)	(8,899)
Equity-based compensation	—	—	1,839	2,512	—	—	4,351
Distributions to member	—	—	—	—	—	(8,917)	(8,917)
Issuance of common stock:
Shares issued for redemption of member's equity	75,150,000	752	198,179	(198,931)	—	—	—
Shares issued for cash, net of issuance costs	13,153,500	131	271,011	—	—	—	271,142
Shares issued to charitable organizations	2,000	—	46	—	—	—	46
Change in unrecognized actuarial loss	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation	—	—	—	—	(182)	—	(182)

Balance at December 31, 2007	88,305,500	$883	$471,075	$—	$(1,429)	$(65,206)	$405,323

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007 and 2006
Eleven Months Ended December 31, 2005 and One Month Ended January 31, 2005

(in thousands of dollars)

	(Successor) EnergySolutions, Inc.
				(Predecessor) Envirocare of Utah, Inc.
	Year Ended December 31,
			Eleven Months Ended December 31, 2005	One Month Ended January 31, 2005
	2007	2006
Cash flows from operating activities
Net income (loss)	$(8,899)	$26,863	$117,985	$13,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest income	92	—	—	—
Depreciation and amortization	43,230	28,628	22,280	173
Equity-based compensation expense	4,351	21,419	1,500	—
Deferred income taxes	8,657	(124)	—	—
Write-off of debt financing fees and debt discount	4,242	8,889	12,733	—
Amortization of debt financing fees and debt discount	3,472	1,738	2,047	—
Loss on disposal of property, plant and equipment	832	108	593	—
Impairment of intangible assets	—	—	3,000	—
Unrealized (gain) loss on derivative contracts	600	363	(504)	—
Provision for (recoveries of) doubtful accounts	304	(3,795)	2,253	(300)
Changes in operating assets and liabilities:
Accounts receivable	19,603	12,512	(636)	9,727
Costs and estimated earnings in excess of billings on uncompleted contracts	18,231	7,264	(2,615)	920
Income tax receivable	(13,145)	(10,192)	—	—
Inventories	556	5,166	—	—
Prepaid expenses and other current assets	15,769	509	(3,381)	(448)
Accounts payable	28,202	2,558	3,545	(3,222)
Accrued expenses and other current liabilities	(12,289)	(30,696)	20,990	667
Unearned revenues	(6,191)	7,922	(1,592)	(40)
Facility and equipment decontamination and decommissioning liabilities	1,366	2,183	(1,230)	26
Restricted cash and decontamination and decommissioning deposits	38,099	(9,182)	11,958	—
Other noncurrent assets	(1,819)	(1,137)	—	—
Other noncurrent liabilities	7,533	(1,240)	—	—

Net cash provided by operating activities	152,796	69,756	188,926	21,081

Cash flows from investing activities
Purchases of businesses, net of cash acquired	(199,105)	(447,912)	(3,400)	—
Purchases of property, plant and equipment	(13,312)	(23,910)	(33,198)	(393)
Proceeds from disposition of property, plant and equipment	579	58	(3,601)	—

Net cash used in investing activities	(211,838)	(471,764)	(40,199)	(393)

Cash flows from financing activities
Repayments of long-term debt	(354,200)	(558,833)	(394,000)	—
Borrowings of long-term debt	200,000	770,000	607,450	—
Net borrowings (repayments) under revolving credit facility	(3,000)	3,000	—	—
Distributions to stockholder/member	(8,917)	(4,724)	(327,014)	(25,640)
Member's capital contributions	—	175,000	—	—
Proceeds from issuance of common stock, net of issuance costs	271,142	—	—	—
Repayments of capital lease obligations	(1,327)	(328)	—	—
Debt financing fees	(11,764)	(12,264)	(8,602)	—

Net cash provided by (used in) financing activities	91,934	371,851	(122,166)	(25,640)

Effect of exchange rate on cash	(1,167)	—	—	—

Net increase (decrease) in cash and cash equivalents	31,725	(30,157)	26,561	(4,952)
Cash and cash equivalents, beginning of period	4,641	34,798	8,237	10,175

Cash and cash equivalents, end of period	$36,366	$4,641	$34,798	$5,223

EnergySolutions, Inc.

Notes to Consolidated Financial Statements

(1) Description of Business

        Envirocare of Utah, Inc. (predecessor) was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the predecessor converted to a limited liability company, Envirocare of Utah, LLC (Envirocare). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC (our parent). In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC ("we," "our," "EnergySolutions" or the "Company"). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the Decontamination and Decommissioning (D&D) division of Scientech, LLC (Scientech) in October 2005, BNG America, LLC (BNGA) in February 2006, Duratek, Inc. (Duratek) in June 2006, Safeguard International Solutions, Ltd. (Safeguard) in December 2006, Parallax, Inc. (Parallax) in January 2007, Reactor Sites Management Company Limited (RSMC) in June 2007, NUKEM Corporation (NUKEM) in July 2007, and Monserco Limited (Monserco) in December 2007. The operations of such acquisitions are included in our results of operations from the date of acquisition.

        We provide our services through four segments: Federal Services (FS); Commercial Services (CS); Logistics, Processing and Disposal (LP&D), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (DOE) and U.S. Department of Defense (DOD). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our acquisition of RSMC, as described more fully in Note 3, has significantly expanded our international capabilities. Prior to our acquisitions of RSMC in 2007 and Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment in connection with our acquisition of RSMC. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority (NDA) in the UK.

        As a result of our acquisition of the predecessor, the recorded amounts of assets, liabilities and stockholder's/member's equity (deficit) reflected in the financial statements are not necessarily comparable. Periods prior to January 31, 2005 represent the accounts and activity of the predecessor company and from that date forward, the successor company (successor). The consolidated statements of changes in stockholders'/member's equity (deficit) reflect the initial capitalization of EnergySolutions, LLC on the date of the acquisition of our predecessor on January 31, 2005.

        On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC converted to EnergySolutions, Inc. As a result, the member of EnergySolutions, LLC contributed its membership equity interest for 75.2 million shares of $0.01 par value common stock of EnergySolutions, Inc. EnergySolutions, Inc. is now organized and existing under the General Corporation Law of the State of Delaware.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries and joint ventures in which we have a controlling interest. Investments in joint ventures over which we exercise significant influence but in which we do not exercise control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

        We consider all cash on deposit, money market accounts, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash or cash equivalents.

        Restricted cash at December 31, 2007 consisted of $4.0 million of cash held relating to certain operations of RSMC which ceased prior to our acquisition. This cash is repayable under contract to the NDA. A corresponding liability is included in accrued expenses and other current liabilities for $4.0 million as of December 31, 2007.

(c) Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of accounts receivable, net of the allowance for doubtful accounts, represents estimated net realizable value. The allowance for doubtful accounts is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. We generally do not require collateral for accounts receivable; however, we regularly review all accounts receivable balances and assess the collectibility of those balances. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote. We have an allowance for doubtful accounts of $1.6 million as of December 31, 2007 and $689,000 as of December 31, 2006.

(d) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Unearned Revenues

        Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenues that have not been billed. Unearned revenues represent amounts billed and collected for which revenues have not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We recognize a rate reserve for an anticipated liability resulting from the difference between estimated billing rates and actual rates on certain contracts with the federal government. This liability will be settled based upon the completion of audits of the actual rates by the applicable federal government audit agency. As of December 31, 2007 and 2006, respectively, we had total rate reserves of $8.0 million and $6.2 million, of which $2.3 million and $6.2 million are considered current and are

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

included in unearned revenues in our consolidated balance sheets. As of December 31, 2007, we had $5.7 million of rate reserves that were considered long term and are included in other noncurrent liabilities in our consolidated balance sheets.

        Retainage represents amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 31, 2007 and 2006, respectively, we have retainage balances of $5.1 million and $6.9 million, of which $3.2 million and $4.1 million are current and are included in prepaid expense and other current assets in the consolidated balance sheets. As of December 31, 2007 and 2006, respectively, $1.9 million and $2.8 million of retainage balances that are considered long term are included in other noncurrent assets in our consolidated balance sheets.

(e) Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method. Market is determined on the basis of estimated realizable values.

(f) Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment acquired through the acquisition of a business are recorded at their estimated fair value at the date of acquisition.

        Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Buildings, building improvements and land improvements	5 to 45 years
Computer hardware and software	3 years
Furniture and fixtures	5 to 7 years
Machinery and equipment	5 to 10 years
Trucks and vehicles	5 to 15 years

        We capitalize costs associated with the construction of disposal cells such as excavation, liner construction and drainage systems construction, as well as the asset retirement obligation capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. These costs are depreciated over the capacity of the individual cells based on a per unit basis as landfill airspace is consumed.

        Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization of property, plant and equipment is $19.1 million and $12.0 million for the years ended December 31, 2007 and 2006, respectively, $11.3 million for the eleven months ended December 31, 2005 and $173,000 for the one month ended January 31, 2005. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

(g) Impairment of Long-Lived Assets

        Long-lived assets such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of carrying amount over the fair value of the asset, primarily determined based on future discounted cash flows. In the eleven months ended December 31, 2005, we changed our name to EnergySolutions and incurred an impairment charge of $3.0 million, representing the write-off of the remaining book value of our old name.

(h) Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable (see Note 6).

        Goodwill is tested at the reporting unit level at least annually for impairment and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets, requires a two-step impairment test. In the first step, we determine the fair value of the reporting unit using a discounted cash flow valuation model and compare the fair value to the reporting unit's carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of the reporting unit's goodwill is compared to the carrying value. The implied fair value of the reporting unit's goodwill is determined as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to the excess.

(i) Facility and Equipment Decontamination and Decommissioning Liabilities

        SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation (ARO) be capitalized as part of the carrying amount of the long-lived asset when the obligation arises (typically when the asset is either placed in service or when the asset first becomes contaminated by radioactive materials).

        We are responsible for the costs relating to the final capping, closure, and post-closure monitoring activities of our Clive, Utah landfill, our final capping and closure activities of our South Carolina landfill and the costs related to the decontamination and decommissioning of our facilities and equipment in Tennessee and at certain customer sites which qualify as asset retirement obligations under SFAS No. 143. The recorded asset retirement obligation represents an estimate of the present value of the future obligation to be incurred associated with these activities.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The cost basis for our landfill assets and related obligation include landfill liner material and installation, excavation for airspace, landfill leachate collection systems, environmental groundwater and air monitoring equipment, directly related engineering and design costs and other capital infrastructure costs. Also included in the cost basis of our landfill assets and related obligation are estimates of future costs associated with final landfill capping, closure and post-closure monitoring activities. These costs are described below:

  •
  Final capping—Involves the installation of final cap materials over areas of the landfill where total airspace has been consumed. We estimate available airspace capacity using aerial and ground surveys and other methods of calculation, based on permit-mandated height restrictions and other factors. Final capping asset retirement obligations are recorded, with a corresponding increase in the landfill asset, as landfill airspace capacity is permitted for waste disposal activities and the cell liner is constructed. Final capping costs are recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with the final capping event.

  •
  Closure—Involves the remediation of our land surrounding the disposal cell and the disposal of Company-owned property and equipment. These are costs incurred after the site ceases to accept waste, but before the site is certified to be closed by the applicable regulatory agency. These costs are accrued as an asset retirement obligation, with a corresponding increase in the landfill asset, as airspace is consumed over the life of the landfill. Closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

  •
  Post-closure—Involves the maintenance and monitoring of our landfill site that has been certified to be closed by the applicable regulatory agency. Subsequent to landfill closure, we are required to maintain and monitor our landfill site for a 100-year period. These maintenance and monitoring costs are accrued as an asset retirement obligation, with a corresponding increase in the landfill asset, as airspace is consumed over the life of the landfill. Post-closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

        The cost basis for our decontamination and decommissioning assets and related obligation include costs to decontaminate, disassemble and dispose of equipment and facilities. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value under the provisions of SFAS No. 143. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.

        Costs for the decontamination and decommissioning of our facilities and equipment will generally be paid upon the closure of these facilities or the disposal of this equipment. We are obligated under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the Atlantic Waste Compact Act) for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (Barnwell Closure). Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we are required to

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

maintain a trust fund to cover the Barnwell Closure obligation, which limits our obligation to the amount of the trust fund.

        Pursuant to the requirements of SFAS No. 143, our cost estimates for final capping, closure and post-closure activities and other decontamination and decommissioning activities are intended to approximate fair value and are based on our interpretation of the current regulatory requirements and proposed or anticipated regulatory changes. Where applicable, these cost estimates are based on the amount a third party would charge to perform such activities even when we expect to perform these activities internally. Because final landfill capping, closure and post-closure obligations and decontamination and decommissioning obligations are measured using present value techniques, changes in the estimated timing of the related activities would have an effect on these liabilities, related assets and resulting operations.

        Additionally, an estimate of fair value should also include the price that marketplace participants are able to receive for bearing the uncertainties inherent in these cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the nuclear industry, there is generally not a market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to reliably estimate a market risk premium. We have excluded any such market risk premium from our determination of expected cash flows for landfill asset retirement obligations.

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other decontamination and decommissioning activities typically result in both: (i) a current adjustment to the recorded liability and asset; and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy.

(j) Self-Insurance and Recoveries

        We have retained a portion of the financial risk related to our employee health insurance plan. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated by considering pending claims and historical trends and data. The estimated liability associated with settling unpaid claims is $2.1 million and $1.7 million as of December 31, 2007 and 2006, respectively, and is included in accrued expenses and other current liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as other current assets or other long-term assets when management believes that the receipt of such amounts is probable. As of December 31, 2007 and 2006, we did not have any expected insurance recoveries.

(k) Derivative Financial Instruments

        As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all derivatives at fair value on the balance sheets as either an asset or a liability. We have not met the hedge criteria for our existing derivatives; therefore, changes in the fair value of our derivatives are included in other income.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. As of December 31, 2007, the interest rate derivative had a notional amount of $491.0 million and a fair value liability of $600,000.

(l) Share-Based Payment

        SFAS No. 123(R), Share-Based Payment, establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statements over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant.

        Share-based compensation expense includes compensation expense for the share-based payments vested during the year, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In our share-based compensation strategy we utilize a combination of stock options and restricted stock that vest over time based on service. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method.

        We use the Black-Scholes valuation model to value any share-based compensation under SFAS No. 123(R). Option valuation methods, including Black-Scholes, require the input of assumptions including the risk-free interest rate, dividend rate, expected term and volatility rate. See Note 14 for further discussion regarding the assumptions used in our valuation model.

(m) Revenues and Cost of Revenues

Revenue Recognition

        We record revenues when all of the following conditions exist: (i) evidence of an agreement with our customer; (ii) work has actually been performed; (iii) the amount of revenues is fixed or determinable and (iv) collection from our customer is reasonably assured. Provision for estimated contract losses is recognized in full in the period in which the losses are identifiable and include all estimated direct costs to complete the contract (excludes future selling, general and administrative costs expected to be allocated to the contract). Contract claims and change orders are included in total estimated contract revenues when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Costs incurred for bidding and obtaining contracts are expensed as incurred.

Federal and Commercial Contracts for Services

        We have contracts to provide engineering and technical support services to the United States Federal government and its agencies, the United Kingdom Nuclear Decommissioning Authority and to

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

commercial companies. Our services are provided under cost-reimbursable award or incentive-fee, fixed-price and unit-rate contracts. The following describes our policies for these contract types:

        Cost-reimbursable award or incentive-fee contracts—We are reimbursed for allowable costs in accordance with Cost Accounting Standards (CAS) or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or CAS, we may not be able to obtain reimbursement for such costs. We earn award and incentive fees in addition to cost reimbursements if we meet certain contract provisions, including schedule, budget, and safety milestones. Monthly assessments are made to measure the amount of revenues earned in accordance with established contract provisions. We receive award and incentive fees on certain contracts, which are accrued when estimable and collection is reasonably assured.

        Fixed-price and unit-rate contracts—We receive a fixed amount of revenues irrespective of the actual costs we incur. For fixed-price contracts, our revenues are recognized using the proportional performance method of accounting using appropriate output measures, where estimable, or on other measures such as proportion of costs incurred to total estimated contract costs. For unit-rate contracts, our revenues are recognized as units are completed based on contractual unit rates.

        Accounting for revenues earned under our contracts may require assessments that include an estimate of the amount that has been earned on the contract and are usually based on the volumes that have been processed or disposed, milestones reached or the time that has elapsed under the contract. Each of our contracts is unique with regard to scope, schedule and delivery methodology. Accordingly, each contract is reviewed to determine the most reliable measure of completion for revenue recognition purposes. Input measures such as costs incurred to total contract costs are used only when there are no quantifiable output measures available and represent a reasonable basis for determining the relative status of the project given that, on many contracts, costs are the basis for determining the overall contract value and timing.

        Certain of our fixed price contracts are for services that are non-linear in nature, require complex, non-repetitive tasks or involve a non-time-based scope of work. In these contracts, the earnings process is not fulfilled upon the achievement of milestones, but rather over the life of the contract. Evaluation of the obligations and customer requirements on these contracts does not produce objective, quantifiable output measures that reflect the earnings process for revenue recognition. Therefore, in these situations, we use a cost-to-cost approach to determine revenues. A cost-to-cost approach accurately reflects our obligations and performance on these contracts, as well as meeting the customers' expectations of services being performed. Therefore, we believe that input measures used to measure progress toward completion on certain fixed price projects provide a reasonable surrogate as compared to using output measures.

        For the years ended December 31, 2007 and 2006, revenues calculated using a cost-to-cost approach were $68.6 million and $36.3 million, respectively. For the eleven months ended December 31, 2005 and for the one month ended January 31, 2005, revenues calculated using a cost-to-cost approach were $0.

        Revisions to revenues, costs and profit estimates or measurements of the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Contracts typically provide for billings on a monthly basis or based on contract milestones. Costs and estimated earnings in excess of billings on uncompleted contracts represent

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

amounts recognized as revenues that have not been billed. Unearned revenues represent amounts billed and collected for which revenues have not been recognized.

Change Orders and Requests for Equitable Adjustment (REAs)

        We record contract claims and pending change orders, including REAs, when the work has been performed and collection of revenues is reasonably assured, which generally is when accepted in writing by the customer. The costs to perform the work related to these claims and pending change orders, including REAs, are included in the financial statements in the period that they are incurred and are included in our estimates of contract profitability.

LP&D Contracts

        We generate revenues in our LP&D segment primarily through unit-rate contracts for the shipping, processing and disposal of radioactive materials. A unit-rate contract is essentially a fixed-price contract with the only variable being units of work performed. These contracts generally provide that we will process and dispose of substantially all of the low-level radioactive waste generated by our customers for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed.

(n) Advertising Costs

        We expense advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2007 and 2006, for the eleven months ended December 31, 2005 and for the one month ended January 31, 2005, we incurred $4.2 million, $4.3 million, $656,000 and $42,000, respectively, in advertising expenses.

(o) Income Taxes

        Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company's results of operations. Accordingly, we have not previously provided for federal income taxes related to our results of operations, except to the extent of operations in our subsidiaries that are corporations. Because we previously generated taxable income, we included in distributions to our member amounts sufficient to facilitate the payment of tax liabilities arising from EnergySolutions, LLC's income. EnergySolutions, Inc. is a "C" corporation and, as such, we are subject to federal and state corporate income taxes.

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and other, applicable authoritative pronouncements. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the United States and by various government agencies representing jurisdictions outside the United States.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that companies recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for us on January 1, 2007, with any cumulative effect of change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on our financial condition or results of operations.

(p) New Accounting Pronouncements

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on our financial condition, results of operations and cash flows; however, in general, this standard will only impact the accounting for future acquisitions.

Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of a subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Staff Position (FSP) FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We do not expect the provisions of this statement to have a material impact on our financial condition or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides entities with the one-time option to measure financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the provisions of this statement to have a material impact on our financial condition or results of operations.

(q) Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) proportion of completion on long-term contracts, (ii) the costs to close and monitor our landfill and D&D facilities and equipment, (iii) recovery of long-lived assets, including goodwill, (iv) costs for unpaid claims and associated expenses related to employee health insurance, (v) the determination of rate reserve provisions, (vi) provision for a valuation allowance on deferred tax assets, (vii) contingencies and litigation and (viii) stock price volatility for stock option valuation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

(r) Commitments and Contingencies

        Liabilities for loss contingencies, including environmental remediation costs not within the scope of SFAS No. 143 arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries for environmental remediation costs from third parties are recorded when agreed upon with a third party.

(s) Reclassifications

        Certain amounts for prior periods have been reclassified to conform to the current year presentation.

(t) Income (Loss) Per Share

        Following our corporate reorganization, which occurred in connection with the completion of our initial public offering on November 20, 2007, we began conducting our business through EnergySolutions, Inc., a newly formed corporation and holding company. Basic net income (loss) per

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to outstanding stock option awards and are determined using the treasury stock method.

        Historical net income (loss) per share was not presented for the year ended December 31, 2006, the eleven months ended December 31, 2005 or the one month ended January 31, 2005 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

(u) Unaudited Pro Forma Income (Loss) Per Share

        The unaudited pro forma net income (loss) per share reflects the effects related to our reorganization from a limited liability company to a "C" corporation, the issuance of our common stock in connection with our initial public offering and an assumed effective tax rate of 38%.

(3) Acquisitions

        On December 21, 2007, we acquired all of the issued and outstanding shares of common stock of Monserco for approximately $2.9 million in cash, including transaction costs. Monserco is a commercial supplier of radiation services in Canada, providing radioactive waste management and radiological services involving the use of radioactive materials. Goodwill recognized for this acquisition was $2.5 million and was assigned to the LP&D segment. The results of operations for Monserco are included in our results of operations from December 21, 2007.

        On July 9, 2007, we acquired all of the issued and outstanding shares of common stock of NUKEM for approximately $5.5 million in cash, including transaction costs. NUKEM is a nuclear services company that provides technology-based solutions to the nuclear industry in North America, Spain and South Korea. Goodwill recognized for this acquisition was $2.2 million and was assigned to the CS segment. The results of operations for NUKEM are included in our results of operations from July 9, 2007.

        On June 26, 2007, we acquired all of the issued and outstanding shares of common stock of RSMC for approximately $184.8 million in cash, including transaction costs of $1.9 million. RSMC, through its subsidiary Magnox Electric Ltd., holds the contracts and licenses to operate and decommission 10 nuclear sites with 22 reactors in the UK on behalf of the NDA, the government body responsible for the clean up and decommissioning of the UK nuclear sites. A significant portion of our workforce in the United Kingdom is unionized, and we have annual agreements that cover most of the RSMC employees, which are negotiated in conjunction with the NDA. The acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, Business Combinations. The purchase method of accounting requires the allocation of the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. We recognized customer relationship intangible assets of approximately $109.9 million and goodwill of approximately $51.1 million. Intangible assets will be amortized over their estimated weighted average useful lives of 12 years. These intangible assets and goodwill were assigned to the International segment. The results of operations for RSMC are included in our results of operations from June 26, 2007.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

        On January 17, 2007, we acquired all of the issued and outstanding shares of common stock of Parallax for approximately $15.3 million in cash, including transaction costs. Parallax is a nuclear services firm, based in Maryland, with approximately 150 employees and offices in New Mexico, Ohio, Tennessee, Nevada and South Carolina. The acquisition includes Parallax's 49% equity interest in LATA/Parallax Portsmouth, LLC, a New Mexico limited liability company. Goodwill recognized for this acquisition was $12.2 million and was assigned to the FS segment. The results of operations for Parallax are included in our results of operations from January 17, 2007.

        In December 2006, we acquired Safeguard, a leading U.K. provider of turn-key services for the packaging and transfer of radioactive materials for $9.0 million, which included $8.5 million in cash and $0.5 million in transaction costs. Goodwill recognized for this acquisition was $8.0 million and was assigned to the CS segment. Beginning with the second quarter of 2007, we began reporting results from operations outside North America in a new International segment. As a result, goodwill related to Safeguard is reported in the International segment at December 31, 2007.

        In June 2006, we acquired Duratek, a leading provider for the safe, secure disposal of radioactive materials and nuclear facility operations for commercial and government customers, for an aggregate purchase price of $440.8 million, which included the purchase of all issued and outstanding common stock valued at $327.5 million. At the date of acquisition, there were 14,886,695 common stock shares issued and outstanding. These shares were purchased at $22 per share based on synergies anticipated by combining the companies and other comparable market values. Prior to our acquisition of Duratek, we entered into arms-length transactions with Duratek. Outstanding receivables and payables were eliminated upon the acquisition of Duratek. Goodwill recognized for this acquisition was $309.6 million and was allocated as follows: $126.9 million to the FS segment, $86.7 million to the CS segment and $96.0 million to the LP&D segment.

        A significant portion of the purchase price was allocated to intangible assets, including goodwill, since Duratek is primarily a service business and does not have significant tangible assets. Management determined that a significant portion of the perceived value represents the expected significant synergies, the value of the market presence that will be established with the combined company and the ability for the combined company to offer a broader range of services on the value chain, all of which were included in management's determination to execute the acquisition at the specified price.

        In February 2006, we acquired the member interest in a subsidiary of British Nuclear Fuels plc, BNGA, an on-site decommissioning and nuclear services business, for $17.6 million, which included $15.7 million in cash and $1.9 million in transaction costs. Upon closing of the transaction, BNGA became a subsidiary of EnergySolutions. The acquisition included BNGA's wholly-owned subsidiaries Manufacturing Sciences Corporation, BNG Fuel Solutions and BNGA Savannah River Corporation. Goodwill recognized for this acquisition was $2.0 million and was assigned to the FS segment.

        We acquired these companies to achieve our objective to become a leading provider of specialized, technology-based nuclear services worldwide by capitalizing on significant near- and long-term growth opportunities in the nuclear services industry. We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for these acquisitions because each entity contributed toward the achievement of our objective. In particular, relative to the Duratek acquisition we paid a premium in excess of the fair value of the net tangible and identified intangible assets of approximately $216.9 million. We were willing to pay a significant premium as a result of our identification of certain entity-specific synergies we expected to realize and to achieve our objective to

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

become a leader in the nuclear services industry. Our acquisition of Duratek gives us the size and capability to qualify as a government prime contractor, provide highly-specialized nuclear services to owners of large commercial nuclear power reactors and pursue international D&D contracts. All acquisitions were accounted for using the purchase method of accounting as required by SFAS No. 141. The purchase method of accounting requires the allocation of the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The results of operations for the companies are included in our results of operations from the dates of their respective acquisitions forward.

        The determination of the final purchase price is subject to potential adjustments related primarily to income taxes, which could impact the purchase price allocations discussed in the aforementioned paragraphs. We do not expect any changes to the purchase price allocations to materially increase or decrease depreciation or amortization expense, but they could have a material effect on the amount of recorded goodwill.

        The following table summarizes the purchase price for the acquisitions of RSMC and Duratek (the acquisitions that are deemed to be material):

	RSMC	Duratek
	(in thousands of dollars)
Cash	$182,928	$327,507
Transaction costs	1,891	20,009
Retirement of the Duratek outstanding term loan	—	65,513
Termination of the Duratek stock option plan	—	17,306
Involuntary termination costs	—	10,435

Total Purchase price	$184,819	$440,770

        Included in the purchase price for Duratek are involuntary termination costs. These costs have been included as a component of the total purchase price in accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The following is a summary of costs included:

	Total	Amount Paid During 2006	Remaining Liability at December 31, 2006	Amount Paid During 2007	Remaining Liability at December 31, 2007
	(in thousands of dollars)
Severance and other compensation	$7,858	$5,063	$2,795	$1,240	$1,555
Lease termination	2,577	2,577	—	—	—

Total	$10,435	$7,640	$2,795	$1,240	$1,555

        As of December 31, 2007 and 2006, $1.6 million and $2.8 million of these costs, respectively, have not been paid and are included in accrued expenses and other current liabilities.

        The following table summarizes the fair values of the assets acquired and liabilities assumed and related deferred income taxes as of the acquisition dates. The purchase price allocations for RSMC and Duratek were adjusted during the respective allocation periods. The impact on goodwill for RSMC was

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

$2.1 million, excluding foreign currency fluctuation, and the impact on goodwill for Duratek was $1.7 million.

	RSMC	Duratek
	(in thousands of dollars)
Assets acquired:
Cash and cash equivalents	$8,567	$13,210
Restricted cash, current	3,998	—
Accounts receivable, net of allowance for doubtful accounts	292,940	40,072
Costs and estimated earnings in excess of billings on uncompleted contracts	—	47,121
Income tax receivable	—	2,663
Inventories	—	1,173
Prepaid expenses and other current assets	16,284	9,949
Property, plant and equipment, net	—	50,922
Goodwill	48,937	311,318
Other intangible assets	109,934	58,902
Restricted cash and decontamination and decommissioning deposits	—	24,575
Other assets	65,760	3,071

Total assets acquired	546,420	562,976

Liabilities assumed:
Accounts payable	103,288	7,473
Accrued expenses and other current liabilities	163,870	43,683
Unearned revenues	—	15,371
Facility and equipment decontamination and decommissioning liabilities	—	39,326
Pension liability	62,762	—
Deferred income taxes	31,681	13,792
Other noncurrent liabilities	—	2,561

Total liabilities assumed	361,601	122,206

Net assets acquired	$184,819	$440,770

        Unearned revenues acquired from Duratek resulted from contracts with certain customers that required advance payments for the procurement of goods and services prior to performing work. The obligation of performing the contract work associated with the advance payments was assumed by EnergySolutions upon acquisition. Accordingly, we have recorded the cost of fulfilling these obligations, as well as a selling margin, as unearned revenue.

        Total goodwill of $526.0 million at December 31, 2007 is allocated to the following segments: $143.1 million to Federal Services, $91.0 million to Commercial Services, $232.7 million to LP&D, and $59.2 million to International. A portion of the goodwill, primarily related to our acquisitions, is currently not deductible for tax purposes.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

        The value of identifiable intangible assets was determined by management. The following is a detail of the other intangible assets acquired:

	Total Value
			Useful Life in Years
	RSMC	Duratek
	(in thousands of dollars)
Permits	$—	$16,900	20
Contracts, customer relationships and non-compete agreements	109,934	35,602	1 to 12
Technology	—	6,400	9

Total acquisition-related intangible assets	$109,934	$58,902

        Identifiable intangible assets acquired include permits, including various radioactive materials disposal and environmental site permits, for different locations in which we operate, customer relationships based on associations maintained with customers, as evidenced through our history of obtaining new contracts and awards from our historical customer base, non-compete agreements, trade name and trademarks, and technology, which includes technology related to liquid waste processing, vitrification and casks.

        The following unaudited pro forma consolidated results of operations include the results of Duratek and RSMC for the years ended December 31, 2007 and 2006, assuming that the acquisitions were completed on January 1 of each of the fiscal years shown below. The results of BNGA, Safeguard, Parallax, Nukem and Monserco prior to the date of acquisition are not material.

	2007	2006
	(in thousands of dollars)
Revenues	$1,804,626	$1,807,070
Net income	13,004	64,495
Unaudited pro forma net income per share:
Basic	$1.15
Diluted	1.11

        The pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results. Pro forma net income per share is not presented for the year ended December 31, 2006 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(4) Inventories

        Inventories consist of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
	(in thousands of dollars)
Parts and supplies	$892	$394
Work in process	2,904	2,496
Finished goods	7,055	6,923

	$10,851	$9,813

(5) Property, Plant and Equipment

        Property, plant and equipment consist of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
	(in thousands of dollars)
Land and land improvements	$24,899	$24,302
Buildings and improvements	30,659	31,616
Computer hardware and software	5,080	3,675
Landfill	30,451	44,240
Furniture and fixtures	3,853	3,254
Machinery and equipment	51,030	47,700
Trucks and vehicles	6,553	5,705
Leasehold improvements	1,686	1,496
Capital leases	4,957	2,587
Construction in progress	8,235	7,318

	167,403	171,893
Less accumulated depreciation and amortization	56,715	43,048

	$110,688	$128,845

(6) Goodwill and Other Intangible Assets

        As of December 31, 2006, we had recorded $462.4 million of goodwill related to the acquisitions of Envirocare, Scientech, Duratek, BNGA and Safeguard. This goodwill was tested for impairment as of March 31, 2007 and we concluded that no impairment had occurred. During 2007, mostly as a result of the acquisitions of Parallax, RSMC, Nukem and Monserco, we recorded additional goodwill of $63.6 million, including the effect of year-end translation adjustments. As of December 31, 2007, all goodwill was evaluated for indicators of impairment and we concluded that no such indicators existed.

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have any other intangible

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Other Intangible Assets (Continued)

assets that are not subject to amortization. Other intangible assets as of December 31, 2007 and 2006 consist of the following:

		As of December 31, 2007			As of December 31, 2006
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands of dollars)
Permits	20 to 25	$238,200	$(27,159)	$211,041	$240,100	$(17,558)	$222,542
Customer relationships and non-compete agreements	1 to 12	183,466	(22,006)	161,460	67,832	(8,396)	59,436
Technology	9 to 10	13,800	(2,489)	11,311	15,800	(1,552)	14,248

		$435,466	$(51,654)	$383,812	$323,732	$(27,506)	$296,226

        Aggregate amortization expense for amortizing intangible assets was $24.1 million, $16.6 million and $10.9 million for the years ended December 31, 2007 and 2006 and for the eleven months ended December 31, 2005, respectively. Estimated annual amortization expense for each of the next five years is as follows:

	2008	2009	2010	2011	2012
	(in thousands of dollars)
Estimated annual amortization expense	$28,081	$27,549	$27,384	$27,364	$27,363

(7) Senior Credit Facilities

        On June 7, 2006, we entered into a five-year, $75.0 million revolving credit facility, seven-year, $770.0 million term loan facilities and a seven-year, $25.0 million synthetic letter of credit facility. The revolving credit facility includes a sublimit of $60.0 million for letters of credit. The credit agreements governing these facilities were amended on February 9, 2007 to increase the size of the synthetic letter of credit facility from $25.0 million to $100.0 million, of which $99.9 million were issued as of December 31, 2007.

        On June 26, 2007, in conjunction with the RSMC acquisition, we entered into a second lien agreement on the term credit facility in the aggregate principal amount of $200.0 million, which was repaid in November 2007 using the proceeds of our initial public offering. Accordingly, we wrote off the unamortized debt financing fees related to the second lien term loan of $4.2 million during the fourth quarter of 2007.

        According to the terms of the credit agreements, at the end of each calendar quarter, we are required to repay the term loans in an amount equal to the product of the outstanding principal balance on September 30, 2006 multiplied by 0.25%, adjusted for optional prepayments made. The outstanding balance on September 30, 2006 was $763.1 million. In addition to the scheduled repayments outlined above, we may be required to make mandatory quarterly repayments, to be applied to the principal balance of the term loan, the amounts of which are dependent on our excess cash flow for the quarter and our leverage ratio as defined in the credit agreements. As of December 31, 2007, we had no mandatory principal repayments due based on our excess cash flow. The outstanding principal of the seven-year term loans must be repaid by June 7, 2013. The credit

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(7) Senior Credit Facilities (Continued)

agreements require us to maintain certain financial ratios and operating cash flow levels and contain restrictions on our ability to pay cash dividends and limit our ability to make acquisitions. The credit agreements also contain annual capital expenditure limitations. For fiscal years 2007 and 2006, the credit agreements required us to limit capital expenditures to $30 million and $40 million, respectively. Capital expenditures for the years ended December 31, 2007 and 2006 were $13.3 million and $23.9 million, respectively. As of December 31, 2007, we were in compliance with all of the covenants under our credit agreements.

        The obligations under the credit facilities are guaranteed by our parent company, ENV Holdings LLC, and each of our existing and subsequently acquired or organized domestic subsidiaries. In addition, the credit facilities and such guarantees are secured by substantially all of our assets.

        Borrowings under the credit facilities bear interest at a base rate (the greater of the Prime Rate or 0.5% higher than the Federal Funds Rate) plus an applicable margin or, at our option, the London Interbank Offered Rates (LIBOR), adjusted for the Eurodollar reserve percentage, plus an applicable margin. The applicable margin for base rate and LIBOR loans is 2.25%. As of December 31, 2007, the interest rate of borrowings under the term loan facility is 7.1%.

        During the years ended December 31, 2007 and 2006, we made principal repayments totaling $354.2 million and $28.8 on the outstanding term loans. In addition, during the year ended December 31, 2006, we made principal repayments of $530.0 million relating to a previous term loan facility. As of December 31, 2007, we had $1.6 million of scheduled repayments due within the next 12 months.

        The following table summarizes the aggregate maturities of our long-term debt as of December 31, 2007 (in thousands of dollars):

Year ending December 31,
2008	$1,557
2009	6,228
2010	6,228
2011	6,228
2012	6,228
Thereafter	580,498

Total	$606,967

        We paid interest of $68.9 million, $64.2 million and $26.6 million during the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005, respectively.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(8) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
	(in thousands of dollars)
Accrued project costs	$99,957	$7,636
Salaries and related expenses	35,165	21,999
VAT and other sales taxes payable	32,528	2,321
Vendor payables not yet invoiced	20,950	6,402
Due to State of South Carolina	17,044	9,836
Waste taxes and fees payable	6,990	4,927
Transportation and demurrage	5,792	5,408
Other accrued expenses	15,162	9,343

	$233,588	$67,872

(9) Facility and Equipment Decontamination and Decommissioning

        Our facility and equipment decontamination and decommissioning liabilities consist of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
	(in thousands of dollars)
Facilities and equipment ARO—Clive, UT	$26,102	$36,997
Facilities and equipment ARO—other	22,123	24,945

Total facilities and equipment ARO	48,225	61,942
Barnwell Closure	21,318	20,283

	$69,543	$82,225

        Our ARO obligation is based on a cost estimate for a third-party to perform the D&D work. In accordance with SFAS No. 143, this estimate is inflated, using an inflation rate, to the expected time at which the D&D activity will occur, and then discounted back, using a discount rate, to the present value. The inflation rate and credit-adjusted risk-free discount rate used to calculate the ARO estimate is as follows:

	Inflation Rate	Credit-Adjusted Risk-Free Discount Rate
December 31, 2007	2.29%	4.57%-8.82%
December 31, 2006	3.31%-3.42%	4.57%-8.82%

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(9) Facility and Equipment Decontamination and Decommissioning (Continued)

        Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations. The following is a reconciliation of our facility and equipment ARO for 2007 and 2006:

	2007	2006
	(in thousands of dollars)
Beginning balance	$61,942	$35,278
Balance acquired from acquisitions	1,729	27,435
Accretion expense	1,390	2,182
Liabilities incurred during the year	1,305	3,082
Liabilities settled during the year	—	—
ARO estimate adjustments	(18,141)	(6,035)

Balance at December 31	$48,225	$61,942

        The $18.1 million decrease in the 2007 ARO estimate is primarily due to the increase in the estimated useful life for the Clive landfill and the reduction in the estimated disposal price for contaminated waste. The $6.0 million reduction in the ARO estimate for 2006 is due to a decrease in our estimated D&D costs primarily related to a reduction in the estimated D&D project duration at each of our facilities as a result of optimizing our labor resources.

        We are required to deposit cash relating to our D&D obligation in the form of a restricted cash account, a deposit in escrow or in a trust fund. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations relating to our Clive, Utah facility. Accordingly, we have noncurrent restricted cash of $461,000 as of December 31, 2007 and $38.6 million as of December 31, 2006. In addition, we have purchased insurance policies to fund our obligation to clean and remediate our Tennessee facilities and equipment. One of these policies requires us to place a cash deposit in escrow. The cash deposit in escrow was $8.8 million and $6.9 million as of December 31, 2007 and 2006, respectively. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of December 31, 2007 and 2006 was $21.3 million and $20.3 million, respectively.

        Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not affect the amount of our D&D liabilities as calculated under SFAS No. 143 because they do not extinguish our D&D liabilities.

(10) Minority Interests

        Effective November 1, 2007, we obtained majority voting rights for one of our minority-owned joint ventures. Accordingly, we have reported their operations in our consolidated financial statements from November 1, 2007. We record minority interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors' share of cash generated by operations are recorded as a reduction in minority interests. For the year ended December 31, 2007, minority interest earnings included in our

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(10) Minority Interests (Continued)

net loss was $92,000. Distributions to minority interest shareholders were $39,000 for the year ended December 31, 2007.

(11) Derivative Financial Instrument

        In accordance with the terms of our credit facilities, we entered into an interest rate swap agreement with an effective date of July 1, 2005, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. This interest rate swap agreement is not designated as an accounting hedge. The contract's notional amount was $588.0 million at inception and declines each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the Original Credit Agreement and, subsequently, the existing senior credit facilities. The contract's notional amount was $491.0 million and $534.0 million as of December 31, 2007 and December 31, 2006, respectively. The contract terminates on October 1, 2008. The fair value of the contract, which is based upon the fair value estimated by a financial institution, was a liability of $600,000 as of December 31, 2007, which is included in other current liabilities in the accompanying balance sheets. The fair value of the contract was $141,000 as of December 31, 2006, which is included in other assets in the accompanying balance sheets. Adjustments to the fair value of the contract are included in other income, net, and resulted in a net loss of $741,000 and a net gain of $644,000 for the years ended December 31, 2007 and 2006, respectively, and a net gain of $504,000 for the eleven months ended December 31, 2005. We do not use interest rate derivatives for trading or speculative purposes.

(12) Fair Value of Financial Instruments

        The carrying value of accounts receivable, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities. As of December 31, 2007 and December 31, 2006 we had outstanding term loans of $607.0 million and $761.2 million with fair values of $588.0 million and $765.0 million, respectively.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(13) Income (Loss) Per Share

        The following table sets forth the calculations of basic and diluted net income (loss) per share:

	For the years ended December 31,
	2007 Historical	2007 Unaudited Pro forma(1)	2006 Unaudited Pro forma(1)
	(in thousands of dollars, except per share information)
Basic:
Net income (loss)	$(8,899)	$1,465	$15,203

Weighted average common shares	11,274,422	76,747,573	75,150,000

Basic net income (loss) per share	$(0.79)	$0.02	$0.20

Diluted:
Net income (loss)	$(8,899)	$1,465	$15,203

Weighted average common shares	11,274,422	76,747,573	75,150,000
Potential common stock from stock options	—	408,376	—

Weighted average common shares—diluted	11,274,422	77,155,949	75,150,000

Diluted net income (loss) per share	$(0.79)	$0.02	$0.20

(1)
Unaudited pro forma net income (loss) per share for the years ended December 31, 2007 and 2006 are adjusted to reflect (i) income tax expense on our operations assuming our conversion to a "C" corporation had occurred on January 1 of each year and assumes an effective tax rate of 38% and (ii) common stock outstanding for each year assuming our reorganization from a limited liability company to a "C" corporation occurred on January 1 of each year.

        For the year ended December 31, 2007, there were 408,376 potentially dilutive securities excluded from the diluted net income (loss) per share calculation as they were anti-dilutive.

(14) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in our majority owner in consideration for services rendered during the vesting period. These units do not represent ownership in our majority owner but rather these units entitle the holders to distributions from the majority owner if a distribution is paid. There were several classes of units granted and each successive class carries a lower priority on distributions. Certain units vest immediately upon grant and others vest over periods up to three years. We estimated the fair value at grant date of the units issued using both a market and an income approach and recorded compensation expense of $2.7 million, $21.4 million and $1.5 million for the years ended December 31, 2007 and 2006 and for the eleven months ended December 31, 2005, respectively, which represents the portion of the fair value of these units that vested in those periods. At December 31, 2007 there was unrecognized compensation expense related to profit interests of $1.0 million which will be recognized over the next two years with $0.7 million being recognized in 2008 and $0.3 million in 2009.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

Stock Options

        In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the Plan). The Plan authorizes our Board of Directors to grant stock options to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option plan of $1.6 million during the year ended December 31, 2007. At December 31, 2007, there were 4,705,918 shares available for future issuance under our stock option plan.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during 2007 were as follows:

2007
Expected life of option (years)	2.5 to 3.75
Risk free interest rate	3.8% to 3.9%
Expected volatility	35%
Expected dividend yield	0.43%

        The expected life of the options represents the period of time that the options granted are expected to be outstanding. We are currently using the simplified method to calculate expected holding periods as provided for under the SEC Staff Accounting Bulletin No. 107, which is based on the average of the 5-year term of the options and the weighted-average graded vesting period. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant. Expected volatility is based on the average long-term implied volatilities of peer companies as we have limited trading history beginning November 15, 2007 to present. Also, our expected forfeiture rate is based on rates experienced by peer companies as we have limited historical experience and represents management's best estimate of forfeiture rates that we expect to occur.

        A summary of stock option activity for the year ended December 31, 2007, is presented below:

	Options	Weighted average excercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding, December 31, 2006	—	$—	—	$—
Granted	5,727,560	23.00	4.9	40,634
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding, December 31, 2007	5,727,560	$23.00	4.9	$40,634

Options vested and expected to vest, December 31, 2007	5,163,504	$23.00	4.9	$36,620

Options exercisable, December 31, 2007	87,000	$23.00	4.9	$499

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

        As of December 31, 2007, we had $35.0 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 3.9 years. The weighted average grant date fair value of options granted during 2007 was $7.09. No options were exercised during 2007.

Other Stock-Based Compensation

        A summary of non-vested restricted stock activity for the year ended December 31, 2007 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested shares, December 31, 2006	—	$—
Granted	6,522	23.00
Vested	—	—
Forfeited	—	—

Non-vested shares, December 31, 2007	6,522	$23.00

        As of December 31, 2007, there was $0.1 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.9 years. No shares were vested during the year ended December 31, 2007.

(15) Income Taxes

        Prior to the completion of our initial public offering on November 20, 2007, our operations consisted of both an LLC, which is not taxed as a separate entity, and corporate subsidiaries, that are subject to taxation under the provisions of the Internal Revenue Code. Concurrent with the completion

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

of our initial public offering, we began doing business as EnergySolutions, Inc, a corporate entity. Income taxes for the year ended December 31, 2007 and 2006 consist of the following:

	For the Year Ended December 31,
	2007	2006
	(in thousands of dollars)
Current:
Federal	$(1,110)	$(2,603)
State	(163)	385
Foreign	3,934	—

	2,661	(2,218)

Deferred
Federal	8,826	381
State	1,114	(505)
Foreign	(1,283)	—

	8,657	(124)

	$11,318	$(2,342)

        Income taxes are reconciled to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes and equity in income of joint ventures as follows:

	2007	2006
	(in thousands of dollars)
Federal income taxes at statutory rate	$847	$11,236
Non-taxable entities	(289)	(13,724)
State income taxes, net of federal tax benefit	618	(120)
Change in valuation allowance	768	467
Change in taxable status of LLC	9,942	—
Other	(568)	(201)

	$11,318	$(2,342)

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
	(in thousands of dollars)
Deferred tax assets—current:
Accrued compensation	$2,548	$681
Accrued rate and contract reserves	3,222	1,062
Inventory capitalized costs	192	171
Accrued expenses	4,725	831
Net operating loss carryforwards	352	1,322
Other	492	—

Deferred tax assets—current	11,531	4,067
Valuation allowance	(991)	(704)

Deferred tax assets—current, net of valuation allowance	10,540	3,363
Deferred tax liabilities—current:
Prepaid expenses	(3,696)	(576)
Revenue recognition	(8,246)	—

Net deferred tax (liabilities) assets—current	$(1,402)	$2,787

Deferred tax assets—noncurrent:
Asset retirement obligations	$11,215	$5,991
Operating rights	1,271	1,229
Net operating loss carryforwards	11,018	660
Other	685	570

Deferred tax assets—non current	24,189	8,450
Valuation allowance	(1,020)	(376)

Deferred tax assets—noncurrent, net of valuation allowance	23,169	8,074
Deferred tax liabilities—noncurrent:
Plant, equipment and intangibles principally due to differences in depreciation and amortization	(74,075)	(23,591)
Acquisition costs	(814)	(2,485)
Reclamation	(1,774)	—
Other	(10)	—

Net deferred tax liabilities—noncurrent	$(53,504)	$(18,002)

Total deferred tax assets	$33,709	$11,437

Total deferred tax liabilities	$88,615	$26,652

        At December 31, 2007 and 2006, the net federal benefit from net operating loss carryforwards was $9.1 million and $400,000 and the net state benefit from net operating loss carry forwards was $2.4 million and $1.6 million, respectively. The net operating loss carryforwards expire at various dates through 2027.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        Under the Tax Reform Act of 1986, our ability to use our federal and state net operating loss carryforwards and federal and state credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, the net operating loss carryforward of $2.8 million as of December 31, 2007 reflects the restriction of our ability to use certain purchased federal and state net operating loss carryforwards.

        Further, as a result of our various affiliated companies becoming part of a single consolidated filing group for federal income tax purposes, net operating loss carryforwards of $8.4 million will be subject to Separate Return Loss Year ("SRLY") limitation rules. The realization of these losses in future years will be dependent on the taxable income of the subsidiary that generated the net operating loss carryforward.

        During the year ended December 31, 2007, the tax benefits associated with the realization of $1.8 million of net operating loss carryforwards was credited to goodwill.

        In assessing the realizeability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have determined a valuation allowance is necessary of $2.0 million and $1.1 million at December 31, 2007 and 2006, respectively. The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $900,000 and $500,000, respectively. In future periods $1.5 million of the valuation allowance will reduce goodwill when realized.

        We paid income taxes of $3.9 million and $8.3 million during the years ended December 31, 2007 and 2006, respectively.

        As of December 31, 2007, we have not made a provision for U.S. income taxes on unremitted earnings of our international subsidiaries. These earnings are intended to be permanently reinvested outside the U.S.

        On January 1, 2007, we adopted FIN 48. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$313
Gross additions based on tax positions related to the current year	563

Gross unrecognized tax benefits at December 31, 2007	$876

        As shown in the table above, at December 31, 2007, we had $876,000 of unrecognized tax benefits, none of which is expected to affect our annual effective tax rate in future years because they relate to acquired entities.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        We recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended December 31, 2007, we had not paid nor accrued interest or penalties as a component of income tax expense because of our net operating loss position.

        We expect that our unrecognized tax benefits could continue to change due to the settlement of audits and the expiration of statutes of limitation in the next 12 months. However, we do not anticipate any such changes to have a significant impact on our results of operations, financial position or cash flows in the next twelve months.

        We file income tax returns with the Internal Revenue Service and various state and international jurisdictions. For jurisdictions in which tax filings are prepared, with few exceptions, we are no longer subject to income tax examinations by local, state and U.S. federal tax authorities for years prior to 2004 and prior to 2001 for international jurisdictions.

(16) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services (FS), Commercial Services (CS), Logistics, Processing and Disposal (LP&D), and International. Prior to our acquisitions of RSMC in 2007 and Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment; goodwill and long-lived assets that were previously reported in other segments were reclassified to this new segment as appropriate. Prior to 2006, we operated as one segment. We evaluate the segments' operating results to measure performance.

        The following table presents segment information as of and for the years ended December 31, 2007 and 2006:

	As of and for the Year Ended December 31, 2007
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$151,355	$137,378	$262,801	$541,079	$—	$1,092,613
Income (loss) from operations	31,077	20,082	97,991	2,930	(80,244)	71,836
Depreciation and amortization expense	376	789	23,892	4,713	13,460	43,230
Goodwill	143,138	90,994	232,745	59,163	—	526,040
Other long-lived assets(2)	32,960	28,982	253,321	105,942	73,295	494,500
Purchase of property, plant and equipment	—	1,560	4,296	498	6,958	13,312
Total assets(3)	202,756	164,721	592,968	490,081	174,424	1,624,950

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting and Business Concentrations (Continued)

	As of and for the Year Ended December 31, 2006
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$79,941	$54,137	$293,025	$—	$—	$427,103
Income (loss) from operations	20,634	7,092	144,251	—	(82,003)	89,974
Depreciation and amortization expense	347	362	23,100	—	4,819	28,628
Goodwill	132,201	98,358	231,830	—	—	462,389
Other long-lived assets(2)	36,371	51,593	256,609	—	80,498	425,071
Purchase of property, plant and equipment	735	539	22,300	—	336	23,910
Total assets(3)	129,753	200,011	668,221	—	159,220	1,157,205

(1)
Intersegment revenues have been eliminated and are not material for the years ended December 31, 2007 and 2006. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Other long-lived assets include property, plant and equipment and other intangible assets.

(3)
Corporate unallocated assets relate primarily to income tax receivables and deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company, and cash.

        Prior our acquisitions of RSMC in 2007 and Safeguard in 2006, we had no significant geographic concentrations. Our revenues and long-lived assets by geographic region as of and for the year ended December 31, 2007 are as follows (in thousands of dollars);

	United States	United Kingdom	Other	Total
Revenues from external customers	$529,550	$541,079	$21,984	$1,092,613
Property, plant and equipment, net	109,897	591	200	110,688

(17) Customer Concentrations

        Our International segment derives its revenues primarily through contracts with the NDA. For the year ended December 31, 2007, 48.6% of our revenues were from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2007 were $273.7 million.

        We have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenues from DOE contractors and subcontractors represented approximately 16.7% and 47.9% of consolidated revenues for the years ended December 31, 2007 and 2006, respectively. Accounts receivable and costs and estimated earnings in excess of billings on completed contracts relating to DOE contractors and subcontractors at December 31, 2007 were $31.3 million and $17.0 million, respectively. Accounts receivable and costs

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(17) Customer Concentrations (Continued)

and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2006 were $30.7 million and $41.1 million, respectively.

(18) Commitments and Contingencies

(a)
Leases and Other Contractual Obligations

        We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $14.7 million, $11.6 million, $2.8 million and $47,000 for the years ended December 31, 2007 and 2006 and for the eleven months ended December 31, 2005 and one month ended January 31, 2005, respectively.

        We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next three years. As of December 31, 2007 and 2006, the gross amount of property, plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31, 2007	December 31, 2006
	(in thousands of dollars)
Computer equipment	$4,133	$1,996
Machinery and equipment	492	259
Trucks and vehicles	332	332

	4,957	2,587
Less accumulated amortization	1,084	360

	$3,873	$2,227

        Amortization of assets held under capital leases is included with depreciation and amortization expense.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

        The following is a schedule of future minimum annual lease payments for all operating and capital leases and annual payments for other contractual obligations with initial or remaining lease terms greater than one year as of December 31, 2007:

	Operating	Capital	Other Contractual Obligations
	(in thousands of dollars)
Year ending December 31,
2008	$9,660	$1,682	$2,500
2009	8,224	1,374	2,500
2010	6,058	472	2,500
2011	5,161	—	2,500
2012	5,082	—	2,500
Thereafter	8,639	—	7,500

Future minimum lease payments	$42,824	3,528	$20,000

Less portion representing interest		254
Less current portion of capital lease obligations		1,472

Long-term portion of capital lease obligations		$1,802

        The current portion of the capital lease obligations is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligations is included in other noncurrent liabilities in our consolidated balance sheets.

        During the years ended December 31, 2007 and 2006, we entered into $2.5 million and $1.3 million of capital leases.

(b)
Letters of Credit/Insurance Surety

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2007, we had $99.9 million of letters of credit issued under our senior credit facilities. As of December 31, 2006, we had $28.5 million in letters of credit which were issued under our senior credit facilities. As of December 31, 2007 and 2006, respectively, we had $26.3 million and $21.0 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2007 and 2006, the closure and post-closure state regulatory requirements for our facilities were $125.8 million and $123.3 million, respectively, which amount is not determined on the same basis as the asset retirement obligation calculated under SFAS No. 143.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

(c)
Legal Proceedings

        We are subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our consolidated financial position, operating results and cash flows.

(19) Employee Benefit Plans

        During 2006, we participated in various defined contribution 401(k) plans that covered substantially all full-time employees. The plans were subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). We provided for a match under the applicable plans. Participants vested in our contributions ratably over 4 years. As of January 1, 2007, we combined all previous plans into a new plan. Under the new plan, employees become eligible to participate after one year of employment. We match 50% of the first 6% of a participant's deferred contribution. In addition, we may at our discretion contribute an additional 1% of a participant's deferred contribution. Employee contributions are fully vested immediately. Our contributions vest ratably over 4 years. We contributed $2.3 million, $2.2 million, $768,000 and $46,000 for the years ended December 31, 2007 and 2006, for the eleven months ended December 31, 2005 and for the one month ended January 31, 2005, respectively.

The Electricity Supply Pension Scheme (ESPS)

        In connection with our acquisition of RSMC on June 26, 2007, we began providing a pension plan for the benefit of approximately 60 RSMC employees in the United Kingdom (the RSMC Plan). The RSMC Plan is funded by contributions from the employees and EnergySolutions. In addition, under the terms of our contract with the NDA, EnergySolutions, through RSMC, took over the management of the Magnox Electric pension plan (the Magnox Plan), which provides pension benefits to a majority of the 3,000 employees under management in the United Kingdom. The Magnox Plan is funded by contributions from the employees and the NDA. The two plans are separate sections of an overall industry scheme, the Electricity Supply Pension Scheme (ESPS).

        As part of the reorganization of the UK nuclear industry by the UK Government, the NDA assumed responsibility to fund all employer pension contributions and any deficit (and obtains the benefit of any surplus) arising in the Magnox section of the ESPS. In order to reflect these arrangements, these financial statements include an amount recoverable from the NDA, included within other noncurrent assets in an amount equal to the recorded Magnox section liability, net of tax, with a corresponding credit to income, offsetting a portion of the after tax pension charges.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        The following table sets forth a reconciliation of the pension plans' beginning and ending balances of the benefit obligation:

2007
(in thousands of dollars)
Changes in projected benefit obligation:
Projected benefit obligation at beginning of period	$—
Acquisitions	3,389,094
Service cost	25,812
Interest cost	95,931
Member contributions	7,398
Termination benefits	5,691
Benefits paid	(78,859)
Actuarial loss	65,363
Currency translation	(60,693)

Projected benefit obligation at end of year	$3,449,737

        The termination costs relate to early retirement benefits provided to employees who have left service involuntarily before normal retirement age and have been granted an unreduced early retirement pension. These are contractual termination benefits required under the plans' rules.

        The following table sets forth a reconciliation of the plans' beginning and ending balances of the fair value of plan assets:

2007
(in thousands of dollars)
Changes in plan assets:
Fair value at beginning of period	$—
Acquisitions	3,325,275
Actual return on plan assets	186,192
Company contributions	19,410
Employee contributions	7,398
Termination benefits	5,691
Benefits paid	(78,859)
Currency translation	(59,910)

Fair value of plan assets at end of year	$3,405,197

Underfunded status at end of year	$(44,540)

        Related amounts included in the consolidated balance sheet as of December 31, 2007 consist of noncurrent pension liabilities of $44.5 million.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        Net periodic benefit costs for the year ended December 31, 2007 consisted of the following:

2007
(in thousands of dollars)
Service cost	$25,812
Interest cost	95,931
Expected return on assets	(106,703)
Termination benefits	5,691

$20,731

        Weighted average assumptions used to determine benefit obligations as of December 31, 2007 were as follows:

Discount rate	5.8%
Expected rates of return on plan assets	6.5% - 7.6%
Rate of compensation increase	4.4% - 4.9%

        Our overall expected long-term rate of return on assets is 6.0% to 7.2%. The overall expected long-term rate of return is based on our view of the expected long term rates of return of each major asset category taking into account the proportions of assets held in each category at the relevant reporting date. The expected rate of return for equities was determined by adding a long term equity risk premium to a risk-free rate. The equity risk premium reflects our view of expected long term returns on equities in excess of the risk free rate, taking into account historic returns and current market conditions. The expected return on debt securities is based upon an analysis of current yields on portfolios of similar quality and duration.

        At December 31, 2007, the pension assets were invested as follows:

	Actual % Allocation	Benchmark Investment Policy %
Asset category:
Equities	23.4%	28.5%
Bonds	68.5%	63.5%
Real Estate	7.0%	8.0%
Other	1.1%	0.0%

	100.0%	100.0%

        Our investment policy is set by the Trustees of the pension plans, after consultation with the employer. The investment policy and appointed investment managers are reviewed regularly by a subset of the trustees who form an Investment Committee, reporting into the full Trustee body. Independent investment advice is obtained by the Investment Committee. The investment policy has regard to the timing and nature of future cash flows, as well as to the risk characteristics of both the liabilities and the assets held. The investment objective is to maximize returns subject to there being sufficient assets and cash flow available to pay members' benefits as and when they are due.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        The Trustees have a policy of cash management to ensure that sufficient liquid funds are available when divestments are required to meet benefit payment obligations as they become payable.

        We expect $257.7 million to be contributed to our defined benefit pension plans in 2008, most of which will be reimbursed by the NDA. Actuarial losses expected to be recognized as a component of net periodic pension costs in 2008 are not material. Estimated benefit plan payments for the five years following 2007 and the subsequent five years aggregated are as follows (in thousands of dollars):

Year ending December 31,
2008	$165,776
2009	171,412
2010	177,240
2011	183,266
2012	189,498
2013 - 2017	1,047,455

$1,934,647

(20) Related Party Transactions

LLC Agreement

        Prior to our initial public offering, our parent entered into a limited liability company operating agreement (the LLC Agreement), which governed our operations. Under the LLC Agreement, ENV Holdings LLC was our sole member and owned all of the outstanding membership interests. Our parent created a board of managers of six persons to manage our company and our business affairs, and our parent had sole authority to designate each of the members of the board of managers. These agreements were terminated in connection with the completion of our initial public offering on November 20, 2007.

        Distributions were made by us to our parent at such times and in such amounts as were determined in our parent's sole discretion. During the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005 we made distributions of $9.0 million, $4.7 million and $327.0 million, respectively, to ENV Holdings LLC.

        Included in prepaid expenses and other current assets as of December 31, 2007 is a receivable from ENV Holdings LLC of $1.0 million.

Advisory Services Agreements

        On January 31, 2005, we entered into three separate advisory service agreements with Goldberg Lindsay & Co. LLC (Goldberg Lindsay), an affiliate of Lindsay Goldberg & Bessemer, Peterson Capital Inc. (Peterson Capital), an affiliate of Peterson Partners, and Creamer Investments, Inc. (Creamer Investments), an affiliate of our Chief Executive Officer, R Steve Creamer and our Vice Chairman, J.I. Everest, II. Each advisory services agreement includes indemnification provisions by us in favor of ENV Holdings and its affiliates. Pursuant to these respective advisory services agreements, Goldberg Lindsay, Peterson Capital and Creamer Investments each agreed to provide us with financial advisory, monitoring and oversight services.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(20) Related Party Transactions (Continued)

        We incurred fees to Goldberg Lindsay & Co, LLC of $2.0 million for management advisory services for each of the years ended December 31, 2007 and 2006 and $1.8 million for the eleven months ended December 31, 2005. We incurred fees to Peterson Capital, Inc. of $350,000 for management advisory services for each of the years ended December 31, 2007 and 2006 and $321,000 for the eleven months ended December 31, 2005. We incurred fees to Creamer Investments Inc. of $100,000 for management advisory services for each of the years ended December 31, 2007 and 2006 and $92,000 for the eleven months ended December 31, 2005. These advisory service agreements were terminated on November 20, 2007 in conjunction with the completion of our public offering.

        In addition, we paid fees to Goldberg Lindsay, Peterson Capital and Creamer Investments for advisory services related to our acquisitions of Envirocare and Duratek. We paid Goldberg Lindsay & Co., LLC fees of $5.0 million and $5.9 million for the year ended December 31, 2006 and the eleven months ended December 31, 2005, respectively, for these services. We paid Peterson Capital fees of $382,000 and $460,000 for the year ended December 31, 2006 and the eleven months ended December 31, 2005, respectively, for advisory services related to our acquisition of Duratek. We paid Creamer Investments fees of $38,000 for the eleven months ended December 31, 2005 for these services. No fees were paid to Creamer Investments for the year ended December 31, 2006 for advisory services related to our acquisitions.