Form 10-K/A
period 2007-12-31
EnergySolutions, Inc.
filed 2008-04-29
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33830

EnergySolutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0653027
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

423 West 300 South, Suite 200
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 649-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2007 is not applicable because the registrant was not publicly traded as of June 30, 2007. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2008, was approximately $763.4 million based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2008, 88,303,500 shares of registrant’s common stock were outstanding.

EXPLANATORY NOTE

This amendment on Form 10-K/A to the Annual Report of EnergySolutions, Inc. (the “Company”, “we”, “our” or “us”) on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”) filed on March 28, 2008 with the Securities and Exchange Commission (“SEC”) is being filed solely for the purpose of including information required by Items 11, 12, 13 and 14 of Part III of Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 28, 2008 filing of our Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

ENERGYSOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K/A

For Fiscal Year Ended December 31, 2007

PART III

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our stockholders. To this end, we have designed and implemented our compensation programs for our named executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with the Company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary and annual bonus, equity incentive compensation, a long-term performance program driven by the achievement of objective financial performance criteria, retirement and other benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the Company.

Executive Summary

This section explains the executive compensation program of EnergySolutions, Inc. as it relates to the following “named executive officers:”

R Steve Creamer	Chief Executive Officer
Philip O. Strawbridge	Executive Vice President and Chief Financial Officer
J.I. Everest, II	Vice Chairman
Raul J. Deju	President and Chief Administrative Officer
Alan M. Parker	Executive Vice President and Chief Operating Officer

In 2005, Lindsay Goldberg & Bessemer L.P., Peterson Partners, L.P., Creamer Investments, Inc., and certain of our senior employees formed a limited liability company, ENV Holdings LLC (“ENV”).  ENV acquired Envirocare of Utah, Inc., predecessor in interest to EnergySolutions, LLC, which thereafter acquired several enterprises engaged in the nuclear waste and nuclear fuel industries.  The acquired companies now comprise the business operations of EnergySolutions, Inc.  In late 2007, the Company was formed and ENV converted its ownership of EnergySolutions, LLC into Company shares, selling a portion of its shares in the Company’s initial public offering in November 2007 (the “IPO”). ENV currently owns approximately 62% of the Company’s common stock and ENV’s sole asset is its shares of Company common stock, other than cash which is used to pay for legal, accounting and other administrative expenses and to make tax distributions to certain members.

Prior to the IPO, each of the named executive officers was employed by EnergySolutions, LLC, 100% of whose equity was owned by ENV.  In 2005 and 2006, the named executive officers acquired Membership Units or were granted Profit Interests in ENV pursuant to their individual Employment Agreements (defined below). “Membership Units” refers to the number of partnership units an individual owns in ENV, i.e., one Membership Unit is essentially the equivalent of one share of ownership in ENV. “Profit Interests” refers to ownership interests in ENV that entitle an individual only to a percentage of the future profits and future appreciation of ENV. The Profit Interests allocate a percentage of the cash distributions above certain cumulative cash distribution thresholds.  Therefore, the aggregate economic ownership by each member varies based on the Company’s stock price, which will determine if certain thresholds are met.  While these Membership Units and Profit Interests are not directly convertible into common stock of the Company or any other equity security of the Company, it is likely that upon liquidation of ENV, the Company’s stock could be distributed to holders of Membership Units and Profit Interests.  The Board of Directors of the Company considered each of the named executive officer’s current Membership Units and/or Profit Interests in ENV in determining the equity awards to be granted to each such executive officer at the time of the IPO.

Since the named executive officers hold significant Membership Units and/or Profit Interests in ENV and/or in entities above ENV whose only asset is ownership of ENV, their equity interests in the Company are substantial. The following table identifies each named executive officer’s percentage equity ownership in ENV, including ownership in entities above ENV whose only asset is ownership in ENV, and the resulting percentage beneficial ownership of the Company’s common stock:

	Equity Ownership in ENV		Approximate Beneficial Ownership in Company Stock
Name	(%) (1)(2)		(%) (3)
R Steve Creamer	10.29	(4)	6.41
Philip O. Strawbridge	0.39		0.24
J.I. Everest, II	5.37	(4)	3.35
Raul J. Deju	0.68		0.42
Alan M. Parker	0.36		0.22

(1)	Percentage of equity interests in ENV calculated using the closing share price of the Company’s common stock as of December 31, 2007, which was $26.99.
(2)	Includes beneficial ownership in entities whose only asset is ownership in ENV.
(3)	Calculated based on the number of common shares outstanding as of December 31, 2007.
(4)

Mr. Creamer’s and Mr. Everest’s Membership Units are held by Creamer Investments, Inc., of which Mr. Creamer owns 35%, Mr. Creamer’s children own a total of 45%, and Mr. Everest owns 20%. Mr. Creamer’s and Mr. Everest’s Profit Interests are held in trust.

Due to their significant interest in ENV, the named executive officers have a large beneficial ownership in the Company which encourages them to drive performance of the Company and create stockholder value.  The interests of the named executive officers are directly linked to how well the Company performs and, thus, are directly tied to stockholders’ interests.

The components forming the Company’s executive compensation program for the named executive officers consist of Membership Units and/or Profit Interests in ENV, equity awards (“Equity Awards”) pursuant to the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), other incentive compensation, and base salaries. Prior to the Company’s IPO, compensation for the named executive officers was determined by the board of managers of EnergySolutions, LLC, the Company’s predecessor, subject to an individual employment agreement with each named executive officer.  For each year subsequent to 2007, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) will determine, subject to the Employment Agreements, the compensation for the named executive officers, including Equity Awards, if any, that each will be granted pursuant to the 2007 Plan and annual incentive compensation pursuant to the Company’s Executive Bonus Plan, if approved by stockholders.  At the time of this report, the only Equity Awards granted to the named executive officers have been non-qualified stock options (the “Option Grants”) granted at the time of the IPO.

Executive Compensation Objectives

The Company’s goal for executive compensation is to attract and retain a talented, entrepreneurial and creative team of executives who will provide the leadership for the Company’s growth and success in its dynamic, highly-specialized markets.

Executive Compensation Overview

Four Components

The compensation program for the named executive officers consists of the following four components:

•                  Membership Units and/or Profit Interests held in ENV;

•                  Equity Awards issued pursuant to the 2007 Plan;

•                  Other incentive compensation; and

•                  Base salary.

The named executive officers are also eligible to participate in the Company’s health and welfare programs, 401(k) Plan, and other employee recognition programs on the same basis as other employees. Messrs. Creamer, Everest and Strawbridge were also paid an automobile allowance in fiscal 2007.  These market competitive perquisites were provided as part of the negotiation to hire and retain these individuals in their current positions.

Employment Agreements with Named Executive Officers

The Company entered into the Employment Agreements to attract the named executive officers to their current positions and assure their continued employment to provide stability in executive management through the infancy and high-growth phase of the Company.    Each agreement identifies a minimum base salary to be paid to the officer in each of the Company’s fiscal years covered by the agreement and the maximum percentage of annual incentive compensation the officer is eligible to receive based on the Company’s performance. The following table sets forth the base salary and maximum percentage of annual incentive compensation for 2007 allowed pursuant to each named executive officer’s Employment Agreement, and the respective date of expiration:

Name	Base Salary ($)	Maximum Annual Incentive Compensation as a Percentage of Base Salary		Expiration Date

R Steve Creamer	500,000	200		1/31/2010
Philip O. Strawbridge	450,000	120		3/23/2009(1)
J.I. Everest, II	300,000	200		1/31/2010
Raul J. Deju	450,000	100	(2)	10/9/2009(1)
Alan M. Parker	450,000	120		11/14/2009(1)

(1)	In April 2008, the Compensation Committee approved an amendment to Messrs. Strawbridge’s, Deju’s and Parker’s Employment Agreements to extend the term through December 31, 2011.
(2)

In April 2008, the Compensation Committee approved an amendment to Dr. Deju’s Employment Agreement to increase the maximum percentage of base salary that could be paid as annual incentive compensation to 120%.

As further incentive to attract and retain the named executive officers, each named executive officer’s Employment Agreement provides that if his employment is terminated without cause or if he terminates his employment for good reason (as defined in his Employment Agreement), he will be entitled to receive his then current base salary for 12 months (other than Mr. Parker, who will receive his current base salary for 18 months and Mr. Strawbridge, who will receive his current base salary for 24 months), a pro-rata portion of his annual incentive compensation for the year of termination, and continued coverage for 12 months (18 months in the case of Mr. Parker and 24 months in the case of Mr. Strawbridge) under the Company’s medical, dental and life insurance plans. Table 1.1 under Executive Compensation sets forth the base salary, incentive compensation, and other compensation paid to each named executive officer in 2007.

CEO Compensation

Mr. Creamer beneficially owns Membership Units and Profit Interests that equate to a beneficial ownership interest in the Company of approximately 6.4%, which incentivizes him to drive stockholder value and align his interests with those of stockholders.  Mr. Creamer’s compensation programs are designed to reward Mr. Creamer for excellent performance, recognizing Mr. Creamer’s unique leadership in successfully acquiring and integrating multiple companies, orchestrating the Company’s negotiation and execution of significant contractual relationships, and successfully completing the IPO in 2007.

Executive Compensation Program Design and Implementation

Compensation Committee Determines All Executive Compensation

Prior to the IPO in November 2007, the board of managers of EnergySolutions, LLC determined the compensation for the named executive officers.  Beginning with fiscal year 2008, the Compensation Committee, subject to the terms of each officer’s Employment Agreement, will determine all compensation for the named executive officers.

Beginning in 2009, the Compensation Committee will periodically conduct an evaluation of the performance of each named executive officer to determine if any changes in the officer’s compensation are appropriate based on the considerations described below. The CEO will not participate in the Compensation Committee’s deliberations or decision with regard to his own compensation. At the Compensation Committee’s request, the CEO will review with the Compensation Committee the performance of the other four named executive officers, but no other named executive officer has any input into executive compensation decisions. The Compensation Committee will give considerable weight to the CEO’s evaluation of the other named executive officers because of his direct knowledge of each officer’s performance and contributions. For each officer, the Compensation Committee members will independently determine any adjustments to base salary, the incentive compensation, subject to the terms of the officer’s Employment Agreement, and whether any Equity Awards should be made based on their collective assessment of the officer’s performance as well as the Company’s overall financial performance.

The Important Role of Equity Holdings and Long-Term Equity Awards

Overview.  As reflected in their substantial ownership through their holdings in ENV and Option Grants awarded at the IPO, the Compensation Committee believes that equity holdings and Equity Awards are the most effective way to attract and retain a strong executive team.  As a result, executive compensation is heavily weighted toward equity ownership and long-term Equity Awards rather than cash compensation.

In granting long-term Equity Awards, the Compensation Committee seeks to maximize their effectiveness in accomplishing the Company’s compensation objectives while recognizing the Board’s duty to the Company’s stockholders to limit equity dilution. The Compensation Committee believes this balance has been achieved as follows:

•                  The Named Executive Officers’ Membership Units and Profit Interests in ENV Align Their Interests with the Interests of Stockholders.  ENV is the Company’s largest and controlling stockholder.  Other than cash used to pay expenses and taxes, ENV’s only asset is the shares of Company common stock that it owns.  The financial performance of the Company has a direct impact on the value of each named executive officer’s Membership Units and/or Profit Interests in ENV, which creates an incentive on the part of each named executive officer to achieve strong financial performance that will increase the value of the Company’s shares. Membership Units are owned and are not subject to a vesting period.  Currently, 33 1/3% of Mr. Strawbridge’s Profit Interests and 66 2/3% of Messrs. Deju’s and Parker’s Profit Interests, respectively, are unvested.

•                  Option Grants Align Officers’ Actions with Stockholder Interests.  The Company utilizes Equity Awards to ensure that the named executive officers have a continuing stake in the Company’s long-term success and to align their interests with the interests of the Company’s stockholders. Because the Option Grants were issued with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, the determination of which is discussed below, these options will have value to the named executive officers only if the market price of the Company’s common stock increases after the grant date.

In determining the number of Option Grants awarded to each named executive officer in 2007, the Compensation Committee considered the Company’s performance against the strategic plan, individual performance against the individual’s objectives, the individual’s Membership Units and/or Profit Interests in ENV, and the recommendation of the Chief Executive Officer with respect to other members of management.  Because of their substantial ownership interests in ENV, the Compensation Committee decided not to award Messrs. Creamer and Everest Option Grants in 2007.

All Option Grants to the named executive officers and other employees were and will be granted with exercise prices equal to or exceeding the fair value of the Company’s common stock on the grant date.  The Company does not have any program, plan or practice that requires it to grant equity-based awards to the named executive officers on specified dates and the Company has not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. The Company does not have any equity security ownership guidelines or requirements for the named executive officers.

•                  Long Vesting Intervals to Maximize Retention.  Since all unvested options are forfeited upon the named executive officer’s termination of employment for any reason, the four-year vesting schedule of the Option Grants awarded to the named executive officers in 2007 is designed to incentivize the named executive officer to continue his employment at least through the vesting period.  With the exception of a special Option Grant awarded to Philip Strawbridge pursuant to his Employment Agreement, which provided for the immediate vesting on the grant date of one-sixth of the Option Grant shares (the “Strawbridge Vested Options”), Option Grants to each of the named executive officers vest ratably on each anniversary of the grant date over a period of four years, with all shares becoming fully vested on the fourth anniversary of the grant date.  Vesting the options over a four year period is intended to create a strong incentive for the named executive to continue his employment with the Company.

•                  Frequency and Size of Equity Awards.  The Compensation Committee will periodically review Option Grants previously awarded to the named executive officers and determine whether additional Option Grants should be awarded. To determine the size of any additional Option Grant awards, the Compensation Committee will first establish a target compensation value that it wants to deliver to the named executive officers through Equity Awards. In doing so, the Compensation Committee considers various factors, including the following:

•                  The heavy weight placed on equity in the mix of total compensation

•                  The officer’s experience and performance

•                  The scope, responsibility and business impact of the officer’s position

•                  The perceived retention value of the total compensation package in light of the competitive environment

Once the target value has been established, the Compensation Committee will determine the number of shares by reference to the current fair market value of the Company’s common stock.

•                  Limited Acceleration of Option Vesting. In the event of a termination without cause, in the case of Option Grants a change in control, the unvested portion of the named executives Profit Interests and Option Grants will vest immediately. This acceleration of vesting encourages the executives to support a successful change in control, while easing the administrative burden of converting outstanding awards to the new company stock. These are the only circumstances where the vesting of Profit Interests or Option Grants will be accelerated.

The Role of Cash Compensation

Base Salaries.  The Compensation Committee believes that base salaries are less important than incentive compensation and Equity Awards in meeting the Company’s compensation objectives. Base salaries are a market competitive practice that is used to compensate the named executives for services rendered during the fiscal year.  No named executive officer’s base salary was increased in 2007, except for Mr. Strawbridge, whose base salary was increased upon his acceptance of the position of Chief Financial Officer.  The increased base salary for Mr. Strawbridge was based on the increase in responsibilities in his role, market competitive practices, and internal equity considerations.

Incentive Compensation.  In fiscal 2007 prior to the IPO, the Board approved discretionary incentive payments to Messrs. Everest, Strawbridge, Deju and Parker to compensate them for their success in, among other things, acquiring and merging several entities important to the long-term strategy of the Company.  In addition to the discretionary incentive payments described above, the Company paid Messrs. Creamer and Everest the one-time, lump-sum contractual payments of $2,344,000 and $2,051,000, respectively, as consideration for their agreement to terminate their participation in the Excess Performance Bonus Pool previously set forth in their Employment Agreements.  No additional incentive compensation for 2007 was paid to the named executive officers since the IPO.

Going forward, the Compensation Committee intends to pay future incentive compensation pursuant to the Executive Bonus Plan (the “Bonus Plan”), which is being presented for the approval of the stockholders of the Company at our next Annual Meeting and would authorize the Compensation Committee to issue plan-based cash incentive awards to compensate officers for achieving specific financial objectives that are established by the Compensation Committee. The Compensation Committee believes that incentive compensation aligns the officer’s interests with those of the Company’s stockholders and is an important component of executive compensation, as reflected by the following:

•                  Payment of incentive compensation would be determined based on attainment of specific written performance goals approved by the Compensation Committee and the Board of Directors.

•                  The performance goals would generally be based upon the Company achieving a specified EBITDA (earnings before interest, taxes, depreciation and amortization) target, but may include other criteria such as net income, operating income, earnings per share of the Company’s common stock, book value per share of the Company’s common stock, and return on stockholders’ equity.

•                  Officers would not receive 100% of their incentive compensation if the Company’s target goals are not met, as shown in the table below.

•                  Officers would be eligible for above target opportunities should the Company exceed its target performance goals.

At the end of the year, the Compensation Committee would determine the amount of the incentive compensation to be paid to each officer by comparing actual results to the performance goals. The Compensation Committee may adjust the amount paid to any individual based on the officer’s overall performance or unique and specific events that may have occurred during the year as described in the Bonus Plan. The Bonus Plan will not provide for the adjustment or recovery of an award paid to a named executive officer if the results in a previous year are subsequently restated or adjusted in a manner that would have originally resulted in a smaller or larger award.

Pursuant to the Bonus Plan, the Compensation Committee expects to establish an EBITDA or adjusted EBITDA performance goal for fiscal 2008, which will entitle each of the named executive officers to receive incentive compensation equal to a percentage of base salary as set forth in the following table:

	EBITDA Performance for Fiscal Year (payout as a % of base salary)
Name	Threshold (%)	Target (%)	Maximum (%)

R Steve Creamer	25	100	200
Philip O. Strawbridge	20	80	120
J.I. Everest, II	25	100	200
Raul A. Deju	20	80	120
Alan M. Parker	20	80	120

The incentive compensation payable to the named executive officer will be interpolated for actual EBITDA between threshold and target or between target and maximum.  If the Company fails to achieve the threshold of the 2008 EBITDA performance goal, the named executive officers will receive no incentive compensation under the Bonus Plan.  There is considerable risk that payments will not be made at all or will be made at less than 100%.  The uncertainty of meeting target goals ensures that any payments under the Bonus Plan are truly performance-based, consistent with the Committee’s objectives.

The Role of Peer Groups, Surveys and Benchmarking

The Compensation Committee may review compensation practices of peer companies to determine whether the Company’s total compensation for the named executive officers is within a reasonably competitive range. The Committee, however, does not attempt to set compensation components to meet specific benchmarks, such as salaries “above the median” or equity compensation “at the 75th percentile.” Furthermore, the Compensation Committee believes that excessive reliance on compensation surveys is detrimental to stockholder interests because it can result in compensation that is unrelated to the value delivered by the named executive officers.

Tax and Accounting Considerations

Tax Deductibility of Compensation Expense.  Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation to certain officers that may be deducted by the Company as a business expense in any tax year unless, among other things, the compensation is performance-based and has been approved by the stockholders. The Compensation Committee will propose to stockholders at the 2008 annual meeting to approve the Bonus Plan, whereupon it will qualify as performance-based compensation under Section 162(m).

Accounting Considerations.  The Compensation Committee also considers the accounting and cash flow implications of various forms of executive compensation. In its financial statements, the Company records salaries and performance-based compensation as expenses in the amount paid, or to be paid, to the named executive officers. Accounting rules also require the Company to record an expense in its financial statements for Profit Interests in ENV and Equity Awards, even though Profit Interests in ENV and Equity Awards are not paid as cash to employees. The accounting expense of Membership Units and Profit Interests in ENV and Equity Awards to employees is calculated in accordance with Statement of Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The Compensation Committee believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.

Fiscal 2008 Compensation Decisions

Salary Changes

The Employment Agreements of all named executive officers were amended to provide a cost-of-living increase in the event the Company grants a cost-of-living increase to employees of the Company generally. In 2008, each of the named executive officers received a cost-of-living adjustment to base salary equal to 3.5% of the officer’s base salary.

Changes to Incentive Compensation

In April 2008, Dr. Deju’s Employment Agreement was amended to increase the maximum percentage of base salary that he could be paid as incentive compensation from 100% to 120% based on market competitive practices and internal equity considerations.

Extensions to Employment Agreements

In April 2008, the Compensation Committee approved an amendment to Messrs. Strawbridge’s, Deju’s and Parker’s Employment Agreements to extend the term through December 31, 2011.

Executive Compensation

The following table sets forth the compensation paid to the named executive officers in 2007 in the forms of base salary, Membership Units and/or Profit Interests in ENV, incentive compensation, Equity Awards and other compensation.

Summary Compensation Table

Name and Principal		Salary	Bonus		Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	All Other Compensation		Total
Position	Year	($)	($)		($)(1)	($)(2)	($)	($)		($)

R Steve Creamer Chief Executive Officer	2007	500,000	2,344,000	(3)	735,751	—	—	19,750	(4)	3,599,501

Philip O. Strawbridge Chief Financial Officer	2007	421,569	117,000		35,000	614,652	—	18,583	(5)	1,206,804

J.I. Everest, II Vice Chairman	2007	300,000	2,171,000	(6)	367,998	—	—	19,750	(7)	2,858,748

Raul A. Deju President	2007	450,000	208,985		143,472	48,363	—	5,372	(8)	856,192

Alan M. Parker Chief Operating Officer	2007	450,000	180,000		114,132	96,726	—	4,769	(9)	845,627

(1) The amounts reported in this column reflect the aggregate dollar amounts recognized for Membership Units and/or Profit Interests in ENV for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions) for fiscal year 2007, in accordance with SFAS No. 123(R).

(2) The amounts reported in this column reflect the aggregate dollar amounts recognized for Option Grants for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions) for fiscal year 2007, in accordance with SFAS No. 123(R). Detailed information about the amount recognized for specific awards is reported in the table under “Outstanding Equity Awards at Fiscal Year-End” below. For a discussion of the assumptions and methodologies used to value the stock awards reported in this table, please see the discussion of Option Grants contained in Part II Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation.”

(3) This amount reflects the one-time, lump-sum contractual payment to Mr. Creamer in consideration of his agreement to terminate the Excess Performance Bonus previously set forth in his Employment Agreement.

(4) This amount reflects a car allowance of $12,000 and the Company’s matching contributions to Mr. Creamer’s account under its 401(k) plan of $7,750.

(5) This amount reflects a car allowance of $12,000 and the Company’s matching contributions to Mr. Strawbridge’s account under its 401(k) plan of $6,583.

(6) This amount reflects the one-time, lump-sum contractual payment to Mr. Everest of $2,051,000 in consideration of his agreement to terminate the Excess Performance Bonus previously set forth in his Employment Agreement, and a discretionary bonus of $120,000.

(7) This amount reflects a car allowance of $12,000 and the Company’s matching contributions to Mr. Everest’s account under its
401(k) plan of $7,750.

(8) This amount reflects the Company’s matching contributions to Dr. Deju’s account under its 401(k) plan of $5,372.

(9) This amount reflects the Company’s matching contributions to Mr. Parker’s account under its 401(k) plan of $4,769.

Grants of Plan-Based Awards Table

The following table sets forth the option grants made to the named executive officers in 2007:

		All Other Option Awards: Number of Securities Underlying Option	Exercise of Base Price or Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	(#)	($/share)	($)
R. Steve Creamer	—	—	—	—
Philip O. Strawbridge	11/14/2007	522,000	23.00	3,593,809
J.I.Everest, II	—	—	—	—
Raul A. Deju	11/14/2007	217,500	23.00	1,547,614
Alan M. Parker	11/14/2007	435,000	23.00	3,095,228

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
R Steve Creamer	—	—	—	—	—
Philip O. Strawbridge	11/14/2007	87,000	435,000	$23.00	11/14/2012
J.I. Everest, II	—	—	—	—	—
Raul A. Deju	11/14/2007	—	217,500	$23.00	11/14/2012
Alan M. Parker	11/14/2007	—	435,000	$23.00	11/14/2012

(1)   Twenty-five percent of all Option Grants (25% of the unvested Option Grants in the case of Mr. Strawbridge) vest each year over a four-year period.

Potential Payments upon Termination or Change in Control

Severance

Each named executive officer’s employment agreement provides for the following payments upon termination of employment:

Termination by the Company without Cause or by the Officer for Good Reason.  If the Company terminates the officer’s employment without Cause (as defined in the Employment Agreements), or the officer terminates his employment for Good Reason (as defined in the Employment Agreements), the officer will receive payment of (a) all monies earned or due through the date of termination (“Accrued Obligations”), (b) a pro-rated incentive compensation payment, (c) base salary for a period of 12 months (18 months in the case of Mr. Parker and 24 months in the case of Mr. Strawbridge), and (d) subject to the Consolidated Omnibus Budget Reconciliation Act, continuation of medical, dental and life insurance coverage existing at the time of termination for 12 months (18 months in the case of Mr. Parker and 24 months in the case of Mr. Strawbridge).

Termination upon Death or Permanent Disability.  In the event of the officer’s death or permanent disability, the officer or the officer’s heirs, executors, administrators or other legal representatives (as the case may be) will receive a payment of (a) all Accrued Obligations, plus (b) a pro-rated incentive compensation payment.

Termination by the Company for Cause.  If the officer’s employment is terminated for Cause (as defined in the Employment Agreements), the officer will receive payment of all Accrued Obligations.

Termination by the Officer.  If the officer voluntarily terminates his employment, excluding a termination for Good Reason (as defined in the Employment Agreements), the officer will receive payment of all Accrued Obligations.  Under termination of the officer’s employment for any reason, payment of any amount other than Accrued Obligations is dependent upon the officer (or his heirs as the case may be) executing a general release in favor of the Company.

Change in Control.  The Employment Agreements do not provide for any payments upon a change in control. However, the accelerated vesting of Option Grants does occur upon a Change in Control (as defined in the 2007 Plan) as discussed in Section 2 below.

The following table sets forth the severance payment and the value of continued insurance coverage in the event each named executive officer’s employment was terminated on December 31, 2007 by the Company without Cause (as defined in the Employment Agreements) or by the officer for Good Reason (as defined in the Employment Agreements):

	Severance Payment	Value of Continued Insurance Coverage
Name	($)	($)
R Steve Creamer	500,000	14,272
Philip O. Strawbridge	900,000	28,545
J.I. Everest, II	300,000	18,646
Raul A. Deju	450,000	18,646
Alan M. Parker	675,000	21,408

Acceleration of Unvested Profit Interests in ENV and Option Grants

All unvested Option Grants are forfeited upon termination of a named executive officer’s employment for any reason.  All unvested Profit Interests are immediately vested upon termination of a named executive officer’s employment for any reason other than for “cause” as that term is defined in ENV’s limited liability operating agreement.  In the event of a Change of Control (as defined in the 2007 Plan) all unvested options become immediately vested. The following table identifies the value of the unvested Profit Interests and Option Grants to Messrs. Strawbridge, Deju and Parker as of December 31, 2007:

	Number of Securities Underlying Unvested Options	Value of Unvested Options	Value of Unvested Profit Interests
Name	(#)	($)(1)	($)(2)
Philip O. Strawbridge	435,000	1,735,650	3,595,883
Raul A. Deju	217,500	867,825	6,722,745
Alan M. Parker	435,000	1,735,650	3,560,056

(1) Value is calculated as the difference between the closing stock price of $26.99 on December 31, 2007 and the exercise price of $23.00 per share, times the number of options granted.

(2) Value is calculated based on the closing stock price as of December 31, 2007, which was $26.99.

Compensation Committee Interlocks and Insider Participation

During 2007, Messrs. Hirt, Clements and Roriston served on our Compensation Committee. None of them was an officer or employee of the Company in 2007 or any time prior thereto. During 2007, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the Board of Directors or Compensation Committee, or similar committee, of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section. Based upon this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2007 and the definitive proxy statement of the Company for its 2008 Annual Meeting of Stockholders. This report is provided by the following directors, who comprise the committee:

Lance L. Hirt, Committee Chair

Jordan W. Clements

Robert J.S. Roriston

Non-management Directors’ Compensation for Fiscal 2007

The Compensation Committee has the responsibility for reviewing and recommending to the Board compensation and benefits for “non-management directors.” Non-management directors are those directors who are not executive officers of EnergySolutions or its affiliates. Accordingly, Dr. de Planque and Mr. Winder are regarded as non-management directors.

Pursuant to its charter, the Compensation Committee conducts an annual review of non-management director compensation and recommends any changes to the Board of Directors for the Board’s consideration. The Compensation Committee determined not to recommend to the Board any changes to our non-management director compensation in 2007.

The current compensation and benefit program for non-management directors has been in effect since the Company’s initial public offering in November 2007, and is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of EnergySolutions’ size and scope; compensation should align directors’ interests with the long-term interests of stockholders; and the structure of the compensation should be simple, transparent and easy for stockholders to understand. The table below on non-management directors’ compensation includes the following compensation elements:

Cash Compensation.

Each non-management director is paid annual cash compensation of $50,000, with $12,500 being paid each fiscal quarter. In 2007, the non-management directors were paid $12,500 in cash compensation, representing the fourth quarter payment following their election to the Board in conjunction with the Company’s initial public offering in November 2007.

Equity Compensation.

Upon election and each year thereafter for so long as the director continues to serve, each non-management director is granted shares of the Company’s common stock having a value of $75,000 on the grant date pursuant to a restricted share purchase agreement. Restricted shares vest over three years.  Any unvested restricted shares immediately and automatically vest:

(i)	if the director is not reelected to the Board following the expiration of any term of office for which the director is elected;

(ii)

if the director is involuntarily removed from the Board for any reason other than the director (a) having been convicted of, or pleading guilty or nolo contendere to, any felony; (b) having engaged in any gross or willful misconduct, including the commission of any fraud, or (c) having perpetrated any fraud against the Company or any third party;

(iii)	if the director dies or because of sickness or disability is no longer able to complete a term of office for which director has been elected;

(iv)	if the director is at least 60 years of age and elects to resign from the Board or not stand for reelection; or

(v)	upon a Change of Control (as defined in the 2007 Plan).

Committee Meeting Compensation.

Each non-management director who chairs a committee is paid an additional $10,000 for each year he or she chairs a committee, and each non-management director who serves on a committee is paid $1,250 for each committee meeting attended.

The following table presents information regarding the compensation paid during fiscal year 2007 to non-management directors:

	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Name	($)	($)(1)	($)	($)
E. Gail de Planque	15,000	3,125	0	18,125
David B. Winder	15,000	3,125	0	18,125

(1)

The amounts reported in this column reflect the aggregate dollar amounts recognized as expense for stock awards for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions) for fiscal year 2007 in accordance with SFAS No. 123(R). For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Part II Item 8, “Financial Statements and Supplementary Data” of the Company’s Form 10-K in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation.”

The following table presents the number of unvested stock awards held by each of the non-management directors as of December 31, 2007.

Director	Number of Unvested Shares of Restricted Stock as of December 31, 2007
E. Gail de Planque	3,261
David B. Winder	3,261

No Other Compensation.

Non-management directors do not receive any non-equity incentive compensation and are not entitled to participate in or receive compensation from the Company’s employee benefit programs.

Stock Ownership Requirement.

So long as a director serves on the Board of Directors of the Company, he or she shall continue to retain the ownership of and shall not sell, assign, transfer or pledge any of the restricted shares granted to the director during the first two years of his or her service on the Board of Directors.

Insurance.

EnergySolutions provides liability insurance for its directors and officers. National Union Fire Insurance Company of Pittsburgh, Pennsylvania is the principal underwriter of the current coverage, which extends until November 2008. The annual cost of this coverage is approximately $1.175 million.

Meetings of Non-Management and Independent Directors.

Our Corporate Governance Guidelines and Principles provide that the non-management directors will meet without management present no less frequently than four times per year. Additionally, if any of the non-management directors do not qualify as an “independent director” as set forth in the Corporate Governance Guidelines and Principles, at least two additional executive sessions are held annually, attended only by independent directors. The non-management and independent directors may meet without management present at such other times as determined by the non-management and independent directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2007, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	5,851,382	(2)	$23.00	4,588,618
Equity compensation plans not approved by stockholders (3)	—		—	—
Total equity compensation plans	5,851,382		$23.00	4,588,618

(1)	Excludes shares to be issued upon the exercise of outstanding options, warrants and rights.
(2)	This number reflects the grant of 6,522 restricted stock units.
(3)	The Company currently has no equity compensation plans that have not been approved by stockholders.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock of each of our directors, named executive officers, ENV Holdings, LLC, the Company’s largest and controlling stockholder, and all directors and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 88,303,500 shares of common stock outstanding as of March 31, 2008. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of March 31, 2008 are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. In addition, any Membership Units and/or Profit Interests of our management in ENV Holdings LLC that vest within 60 days of the date of this Annual Report on Form 10-K/A are deemed to be outstanding and beneficially owned by the person holding such Membership Units and/or Profit Interests for the purpose of computing the percentage ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated otherwise, the address of each individual listed in the table is c/o EnergySolutions, Inc., 423 West 300 South, Suite 200, Salt Lake City, Utah 84101.

Shares Beneficially Owned As of March 31, 2008
Name and Address of Beneficial Owner	Number of Shares	Percentage

ENV Holdings LLC (1)	55,003,500	62.3%

R Steve Creamer (2)(3)	—	—

J.I. Everest, II (2)(3)	—	—

Raul A. Deju	—	—

Alan M. Parker	—	—

Philip O. Strawbridge (4)	87,000	*

Jordan W. Clements (1)(2)	—	—

Alan E. Goldberg (1)(2)	—	—

Lance L. Hirt (2)(5)	—	—

Robert D. Lindsay (1)(2)	—	—

Andrew S. Weinberg (2)(5)	—	—

E. Gail de Planque (6)	3,261	*

Robert J.S. Roriston (5)	—	—

David B. Winder (6)	3,261	*

All directors and named executive officers as a group (13 persons)	93,522	*

*   Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)

All of the members’ interests in ENV Holdings LLC are owned either by affiliates of Lindsay Goldberg & Bessemer L.P. (“Lindsay Goldberg”), Peterson Partners L.P. (“Peterson Partners”) and Creamer Investments, Inc. or by our senior employees. Lindsay Goldberg has sole voting power and investment power with respect to shares of our common stock owned by ENV Holdings LLC. Additional information with respect to ENV Holdings LLC and its material relationship with us is provided under “Certain Relationships and Related Party Transactions.” Messrs. Goldberg and Lindsay have dispositive voting or investment control over the entities or funds affiliated with Lindsay Goldberg that control ENV Holdings LLC.

The percentage of economic interest in the Company held by each of Lindsay Goldberg, Peterson Partners and Creamer Investments, Inc. or our senior employees, as a result of their interests in ENV Holdings LLC, depends on the value of the Company at any particular time. Based on the share price of $22.94 on March 31, 2008, and assuming a sale or liquidation of the Company at an implied equity valuation based on such price, LGB ENV LLC, an affiliate of Lindsay Goldberg, Peterson Partners and members of management hold 69.4%, 5.6% and 25.0%, respectively, of the economic interest in ENV Holdings LLC. Messrs. Goldberg and Lindsay, through intermediate entities, indirectly have shared control over Lindsay Goldberg. Messrs. Goldberg and Lindsay expressly disclaim beneficial ownership of the shares of our common stock held by ENV Holdings LLC through LGB ENV LLC, except with respect to the shares in which such individual holds a pecuniary interest. The address for Lindsay Goldberg and for Messrs. Goldberg and Lindsay is c/o Lindsay Goldberg, 630 Fifth Avenue, 30th Floor, New York, NY 10111. Mr. Clements, through intermediate entities, indirectly has shared control over Peterson Partners. Mr. Clements expressly disclaims beneficial ownership of the shares of our common stock held by ENV Holdings LLC through such intermediate entities, except with respect to the shares in which such individual holds a pecuniary interest. The address for Peterson Partners and for Mr. Clements is c/o Peterson Partners, 2825 East Cottonwood Parkway, Suite 400, Salt Lake City, UT 84121. The address for Creamer Investments is c/o EnergySolutions, Inc., 423 West 300 South, Suite 200, Salt Lake City, Utah 84101.

(2)

Each of the noted directors is a member of the board of managers of ENV Holdings LLC, and, therefore, may be deemed to beneficially own all the shares of common stock held of record by ENV Holdings LLC. Each of our directors disclaims beneficial ownership of such common stock (except to the extent of any pecuniary interest therein) as the result of his membership on the board of managers of ENV Holdings LLC.

(3)

Each of Messrs. Creamer and Everest is a stockholder of Creamer Investments, Inc. Mr. Creamer beneficially owns 35% of the common stock of Creamer Investments, and Mr. Everest beneficially owns 20% of the common stock of Creamer Investments. In addition to their interests in the Company through Creamer Investments, Inc., Messrs. Creamer and Everest also hold, based on the share price of $22.94 on March 31, 2008, 8.6% and 4.9%, respectively, of the economic interest in ENV Holdings LLC, directly or indirectly.

(4)	Includes shares of common stock issuable upon the exercise of vested stock options.

(5)

By virtue of their affiliation with Lindsay Goldberg, an affiliate of ENV Holdings LLC, each of Messrs. Hirt, Roriston and Weinberg may be deemed to have or share beneficial ownership of all the shares of common stock held of record by ENV Holdings LLC. Each of Messrs. Hirt, Roriston and Weinberg expressly disclaims beneficial ownership of the shares of our common stock held of record by ENV Holdings LLC, except with respect to the shares in which such individual holds a pecuniary interest.

(6)	Shares granted pursuant to a restricted share agreement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Set forth below is a description of certain relationships and related party transactions between the Company and our directors, executive officers and holders of more than 5% of our voting securities. We believe that all of the following transactions were executed with terms as favorable as could have been obtained from unaffiliated third parties. However, our interests may conflict with those of Lindsay Goldberg, Peterson Partners and Creamer Investments, Inc with respect to our past and ongoing business relationships, and because of Lindsay Goldberg, Peterson Partners and Creamer Investments, Inc controlling ownership in the Company, we may not be able to resolve these conflicts on terms commensurate with those possible in arms-length transactions.

LLC Agreement.

Prior to our initial public offering, our operations were governed by the limited liability company operating agreement of EnergySolutions, LLC (the LLC Agreement). Under the LLC Agreement, ENV Holdings LLC was our sole member and owned all of the outstanding membership interests. Our parent created a board of managers of six persons to manage our company and our business affairs, and our parent had sole authority to designate each of the members of the board of managers.  These agreements were terminated in connection with the completion of our initial public offering on November 20, 2007.

Distributions were made by us to our parent at such times and in such amounts as were determined in our parent’s sole discretion.  During the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005 we made distributions of $9.0 million, $4.7 million and $327.0 million, respectively, to ENV Holdings LLC.

Included in prepaid expenses and other current assets as of December 31, 2007 is a receivable from ENV Holdings LLC of $1.0 million.

Advisory Services Agreements.

On January 31, 2005, we entered into three separate advisory service agreements with Goldberg Lindsay & Co. LLC (“Goldberg Lindsay”), an affiliate of Lindsay Goldberg, Peterson Capital Inc. (“Peterson Capital”), an affiliate of Peterson Partners, and Creamer Investments, Inc. (“Creamer Investments”), an affiliate of our Chief Executive Officer, R Steve Creamer, and our Vice Chairman, J.I. Everest, II. Each advisory services agreement includes indemnification provisions by us in favor of ENV Holdings and its affiliates. Pursuant to these respective advisory services agreements, Goldberg Lindsay, Peterson Capital and Creamer Investments each agreed to provide us with financial advisory, monitoring and oversight services.

We incurred fees to Goldberg Lindsay of $2.0 million for management advisory services for each of the years ended December 31, 2007 and 2006 and $1.8 million for the eleven months ended December 31, 2005. We incurred fees to Peterson Capital of $350,000 for management advisory services for each of the years ended December 31, 2007 and 2006 and $321,000 for the eleven months ended December 31, 2005.  We incurred fees to Creamer Investments of $100,000 for management advisory services for each of the years ended December 31, 2007 and 2006 and $92,000 for the eleven months ended December 31, 2005.  These advisory service agreements were terminated on November 20, 2007 in conjunction with the completion of our public offering.

In addition, we paid fees to Goldberg Lindsay, Peterson Capital and Creamer Investments for advisory services related to our acquisitions of Envirocare and Duratek.  We paid Goldberg Lindsay fees of $5.0 million and $5.9 million for the year ended December 31, 2006 and the eleven months ended December 31, 2005, respectively, for these services.  We paid Peterson Capital fees of $382,000 and $460,000 for the year ended December 31, 2006 and the eleven months ended December 31, 2005, respectively, for advisory services related to our acquisition of Duratek. We paid Creamer Investments fees of $38,000 for the eleven months ended December 31, 2005 for these services.  No fees were paid to Creamer Investments for the year ended December 31, 2006 for advisory services related to our acquisitions.

Registration Rights Agreement.

We have entered into a registration rights agreement with ENV Holdings LLC pursuant to which we agree to register the shares of our common stock held by ENV Holdings LLC under the Securities Act of 1933 for resale at any time and from time to time by ENV Holdings LLC. The registration rights agreement provides ENV Holdings LLC (1) demand registration rights, (2) piggy-back registration rights and (3) shelf demand registration rights at any time when we become eligible to use a registration statement on Form S-3.

In the registration rights agreement, we agree to pay expenses in connection with such registration and resale (excluding underwriters’ discounts and commissions) and indemnify ENV Holdings LLC for material misstatements or omissions in the registration statement.

Transactions with Others.

R Steve Creamer’s son, Ryan Creamer, is employed by us as Vice President of Capital Projects, Logistics and Transportation. Ryan Creamer received aggregate compensation, including Equity Awards and performance-based compensation bonus, of $186,125.89 in the year ended December 31, 2007.

We have an agreement with Pat Creamer, R Steve Creamer’s brother, for insurance brokerage services and 401(k) administrative services. Pat Creamer indirectly received $384,629.07 in commissions from EnergySolutions in the year ended December 31, 2007.

Procedures for Approval of Related Party Transactions.

Our Audit Committee reviews and approves or ratifies all relationships and related party transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related party transactions and for determining, based on the facts and circumstances, whether we or a related person have a direct or indirect material interest in the transaction.

In the course of its review and approval or ratification of a related party transaction, the Audit Committee will consider the nature of the related person’s interest in the transaction; the material terms of the transaction, including, without limitation, the amount and type of transaction; the importance of the transaction to the related person; the importance of the transaction to us; whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review is not permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Director Independence

ENV Holdings LLC, controls more than 50% of our voting power. See “Information on Stock Ownership.”  As a result, we qualify as a “controlled company” as defined in Rule 303A.00 of the NYSE Listing Rules. Therefore, we are exempt from the requirements of the NYSE Listing Rules with respect to our Board of Directors consisting of a majority of “independent directors” and the related rules covering the independence of directors serving on the Compensation Committee and Nominating and Corporate Governance Committee. The controlled company exemption does not modify the independence requirements for the Audit Committee.  The Board of Directors has determined that the following two directors satisfy the NYSE’s definition of independent director: E. Gail de Planque and David B. Winder.  The Board will elect another independent director prior to November 14, 2008, who will serve on the Audit Committee in place of Mr. Everest to comply with the NYSE’s rules regarding Audit Committee member independence within one year of our initial public offering.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services and other services rendered to EnergySolutions by Ernst & Young LLP for the years ended December 31, 2007 and 2006 (in thousands of dollars).

	2007	2006
Audit fees (1)	$4,256	$2,288
Audit-related fees (2)	923	181
Tax fees (3)	3,069	573
All other fees (4)	7	238
Total	$8,255	$3,280

(1)	Audit fees include audits of consolidated financial statements, statutory audits, quarterly reviews, reviews of registration statement filings, comfort letters and consents related to SEC filings
(2)

Audit-related fees include services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “audit fees.” These services include due diligence related to mergers and acquisitions, audits in connection with acquisitions and accounting consultations.

(3)	Tax fees include professional services related to preparation of U.S. and international tax filings and tax planning and advice.
(4)	All other fees include other services that do not meet the above category descriptions. These services include certain permitted advisory services related to our government contracts.

Pre-Approval of Audit and Non-Audit Services

Our Audit Committee was formed on November 20, 2007, the date of completion of our initial public offering.  Since that time the Audit Committee has pre-approved all audit and non-audit services provided by Ernst & Young LLP.  In accordance with the Audit Committee’s pre-approval policy, the Audit Committee pre-approves all permissible non-audit services and all audit, review or attest engagements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 2008.

ENERGYSOLUTIONS, INC.

By:	/s/ PHILIP O. STRAWBRIDGE
Philip O. Strawbridge
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.10.1	First Amendment to Amended and Restated Employment Agreement and Non-Competition Agreement dated on or about April 15, 2008, between EnergySolutions, LLC, ENV Holdings LLC and R Steve Creamer
10.11.1

First Amendment to Amended and Restated Employment Agreement and Non-Competition Agreement dated on or about April 15, 2008, between EnergySolutions, LLC, ENV Holdings LLC and Jean I. “Chip” Everest, II

10.12.2	Second Amendment to Executive Employment and Non-Competition Agreement, dated on or about April 15, 2008, between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju
10.14.2	Third Amendment to Executive Employment and Non-Competition Agreement, dated on or about April 15, 2008, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen
10.15.2	Second Amendment to Executive Employment and Non-Competition Agreement, dated on or about April 15, 2008, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker
10.16.3	Third Amendment to Executive Employment and Non-Competition Agreement, dated on or about April 15, 2008, between EnergySolutions, LLC, ENV Holdings LLC and Philip O. Strawbridge
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer