Form 10-Q
period 2008-03-31
EnergySolutions, Inc.
filed 2008-05-14
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2008, 88,303,500 shares of registrant’s common stock were outstanding.

ENERGYSOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2008

i

PART I

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(in thousands of dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,086	$36,366
Restricted cash	—	3,995
Accounts receivable, net of allowance for doubtful accounts	369,447	366,083
Costs and estimated earnings in excess of billings on uncompleted contracts	74,861	41,243
Income tax receivable	20,032	26,163
Inventories	11,776	10,851
Prepaid expenses and other current assets	28,783	20,981
Total current assets	542,985	505,682

Property, plant and equipment, net	107,230	110,688
Goodwill	526,077	526,040
Other intangible assets, net	377,474	383,812
Restricted cash and decontamination and decommissioning deposits	32,385	30,559
Other noncurrent assets	78,953	68,169
Total assets	$1,665,104	$1,624,950

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,509	$1,557
Accounts payable	138,009	155,663
Accrued expenses and other current liabilities	271,657	233,588
Deferred income taxes	1,402	1,402
Unearned revenues	50,782	43,733
Total current liabilities	463,359	435,943

Long-term debt, less current portion	585,458	605,410
Pension liability	55,963	44,540
Facility and equipment decontamination and decommissioning liabilities	70,078	69,543
Deferred income taxes	54,372	53,504
Other noncurrent liabilities	12,265	10,619
Total liabilities	1,241,495	1,219,559

Minority interests	604	68
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,303,500 shares issued and outstanding	883	883
Additional paid-in capital	471,372	471,075
Accumulated other comprehensive loss	(3,337)	(1,429)
Capital deficiency	(45,913)	(65,206)
Total stockholders’ equity	423,005	405,323

Total liabilities and stockholders’ equity	$1,665,104	$1,624,950

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2008 and 2007

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$501,753	$114,151
Cost of revenues	428,770	83,357
Gross profit	72,983	30,794

Selling, general and administrative expenses	28,590	28,328
Income from operations	44,393	2,466

Interest expense	11,660	15,370
Other income (expenses), net	(2,061)	148
Income (loss) before income taxes and minority interests	30,672	(12,756)

Minority interests	195	—
Income tax expense (benefit)	11,184	(2,412)
Net income (loss)	$19,293	$(10,344)

Net income per share - see note 6:
Basic	$0.22
Diluted	$0.22

Shares used to calculate net income per share:
Basic	88,303,500
Diluted	88,310,022

Pro forma net loss per share - see note 6:
Basic		$(0.11)
Diluted		$(0.11)

Shares used to calculate pro forma net loss per share:
Basic		75,150,000
Diluted		75,150,000

Cash dividends declared per common share	$0.025	$—

Comprehensive income (loss):
Net income (loss)	$19,293	$(10,344)
Foreign currency translation adjustment	204	66
Change in unrecognized actuarial loss	(2,113)	—
Comprehensive income (loss)	$17,384	$(10,278)

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$19,293	$(10,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest income	195	—
Depreciation and amortization	11,818	9,374
Equity-based compensation expense	2,551	876
Deferred income taxes	1,229	—
Amortization of debt financing fees and debt discount	717	476
Loss on disposal of property, plant and equipment	124	—
Unrealized loss on derivative contracts	2,842	270
Recoveries of doubtful accounts	(113)	(127)
Changes in operating assets and liabilities:
Accounts receivable	(3,131)	8,757
Costs and estimated earnings in excess of billings on uncompleted contracts	(33,497)	7,124
Income tax receivable	6,131	(2,142)
Inventories	(903)	(1,207)
Prepaid expenses and other current assets	(7,722)	(504)
Accounts payable	(17,882)	(11,549)
Accrued expenses and other current liabilities	32,885	3,095
Unearned revenues	7,051	(8,952)
Facility and equipment decontamination and decommissioning liabilities	393	389
Restricted cash and decontamination and decommissioning deposits	2,248	37,359
Other noncurrent assets	(11,982)	(789)
Other noncurrent liabilities	13,417	356
Net cash provided by operating activities	25,664	32,462

Cash flows from investing activities
Purchases of businesses, net of cash acquired	—	(15,110)
Purchases of property, plant and equipment	(1,280)	(1,743)
Net cash used in investing activities	(1,280)	(16,853)

Cash flows from financing activities
Repayments of long-term debt	(20,000)	(12,000)
Net borrowings (repayments) under revolving credit facility	—	(1,500)
Dividends/distributions to stockholders	(2,208)	(2,633)
Distributions to minority interests partners	(131)	—
Repayments of capital lease obligations	(396)	(241)
Debt financing fees	—	(1,095)
Net cash used in financing activities	(22,735)	(17,469)

Effect of exchange rate on cash	71	66

Net increase (decrease) in cash and cash equivalents	1,720	(1,794)

Cash and cash equivalents, beginning of period	36,366	4,641

Cash and cash equivalents, end of period	$38,086	$2,847

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Description of Business

Envirocare of Utah, Inc., our predecessor, was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, our predecessor converted to a limited liability company, Envirocare of Utah, LLC (“Envirocare”). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC, our former parent and current majority stockholder. In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC (“we,” “our,” “EnergySolutions” or the “Company”). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the Decontamination and Decommissioning (“D&D”) division of Scientech, LLC (“Scientech”) in October 2005, BNG America, LLC (“BNGA”) in February 2006, Duratek, Inc. (“Duratek”) in June 2006, Safeguard International Solutions, Ltd. (“Safeguard”) in December 2006, Parallax, Inc. (“Parallax”) in January 2007, Reactor Sites Management Company Limited (“RSMC”) in June 2007, NUKEM Corporation (“NUKEM”) in July 2007, and Monserco Limited (“Monserco”) in December 2007. The operations of such acquisitions are included in our results of operations from the dates of acquisitions.

We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal (“LP&D”), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the UK.  RSMC, through its subsidiary Magnox Electric Ltd., holds the contracts and licenses to operate and decommission 10 nuclear sites with 22 reactors in the UK on behalf of the NDA, the government body responsible for the clean up and decommissioning of the UK nuclear sites.

On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC converted to EnergySolutions, Inc.  As a result, the sole member of EnergySolutions, LLC contributed its membership equity interest for 75.2 million shares of $0.01 par value common stock of EnergySolutions, Inc.  EnergySolutions, Inc. is now organized and existing under the General Corporation Law of the State of Delaware.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that can be expected for the full year.

Effective March 14, 2008, we obtained majority voting rights for one of our minority-owned joint ventures.  Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008.  We record minority interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3) Inventories

Inventories consist of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(in thousands of dollars)
Parts and supplies	$871	$892
Work in process	—	2,904
Finished goods	10,905	7,055
	$11,776	$10,851

(4) Senior Credit Facilities

On June 7, 2006, we entered into a five-year, $75.0 million revolving credit facility, seven-year, $770.0 million term loan facilities and a seven-year, $25.0 million synthetic letter of credit facility. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $18.2 million were issued as of March 31, 2008. The credit agreements governing these facilities were amended on February 9, 2007 to increase the size of the synthetic letter of credit facility from $25.0 million to $100.0 million, of which $99.9 million were issued as of March 31, 2008.  The credit facilities are secured by substantially all of our assets.

Borrowings under the credit facilities bear interest at a base rate (the greater of the Prime Rate or 0.5% higher than the Federal Funds Rate) plus an applicable margin or, at our option, the London Interbank Offered Rates (“LIBOR”), adjusted for the Eurodollar reserve percentage, plus an applicable margin. The applicable margin for base rate and LIBOR loans is 2.25%. As of March 31, 2008, the interest rate of borrowings under the term loan facility is 7.1%.

During the three months ended March 31, 2008 and 2007, we made principal repayments totaling $20.0 million and $12.0 million on the outstanding term loans.  During the three months ended March 31, 2008 and 2007, we made cash interest payments of $11.8 million and $15.0 million, respectively.  As of March 31, 2008, we had no mandatory principal repayments due based on our excess cash flow; however, we had $1.5 million of scheduled repayments due within the next 12 months.

We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt.  As of March 31, 2008, the interest rate derivative had a notional amount of $480.0 million and a fair value liability of $3.4 million.  As of December 31, 2007, the interest rate derivative had a notional amount of $491.0 million and a fair value liability of $600,000.  The interest rate derivative fair value liability is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

(5) Income Taxes

We recognized income tax expense of $11.2 million for the three months ended March 31, 2008 based on an estimated annual effective tax rate on our consolidated operations of 36.6%.  Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company’s results of operations. Accordingly, we have not previously provided for federal income taxes related to our results of operations, except to the extent of operations in our subsidiaries that are corporations. As a result, we recognized an income tax benefit of $2.4 million for the three months ended March 31, 2007.  During the three months ended March 31, 2008 and 2007 we made income tax payments of $3.4 million and $351,000, respectively.

For the three months ended March 31, 2008, we had no changes to our unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  As of March 31, 2008, we had $876,000 of unrecognized tax benefits, which are not expected to affect our annual effective tax rate in future years because they relate to acquired entities.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6) Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents.  Potential common stock equivalents that have been issued by us relate to outstanding stock option and restricted stock awards and are determined using the treasury stock method.

Following our corporate reorganization, which occurred in connection with the completion of our initial public offering on November 20, 2007, we began conducting our business through EnergySolutions, Inc., a newly formed corporation and holding company. Historical net loss per share was not presented for the three months ended March 31, 2007 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

The pro forma net loss per share reflects the effects related to our reorganization from a limited liability company to a “C” corporation, the issuance of our common stock in connection with our initial public offering and an assumed effective tax rate of 38%.

The following table sets forth the calculations of basic and diluted net income (loss) per share:

	For the Three Months Ended March 31,
	2008	2007
	Historical	Pro forma (1)
	(in thousands of dollars, except per share information)
Basic:
Net income (loss)	$19,293	$(7,909)
Weighted average common shares	88,303,500	75,150,000
Basic net income (loss) per share	$0.22	$(0.11)
Diluted:
Net income (loss)	$19,293	$(7,909)
Weighted average common shares	88,303,500	75,150,000
Shares issuable upon vesting of restricted stock	6,522	—
Weighted average common shares - diluted	88,310,022	75,150,000
Diluted net income (loss) per share - diluted	$0.22	$(0.11)

(1)                  Pro forma net loss per share for the three months ended March 31, 2007 is adjusted to reflect (i) income tax benefit of $4.8 million on our operations assuming our conversion to a “C” corporation had occurred on January 1, 2007 and assumes an effective annual tax rate of 38% and (ii) common stock outstanding assuming our reorganization from a limited liability company to a “C” corporation occurred on January 1, 2007.

(7) Equity-Based Compensation

Profit Interests

In prior years, certain members of our management were granted profit interest units in our majority owner in consideration for services rendered during the vesting period. These units do not represent ownership in our majority owner but rather these units entitle the holders to distributions from the majority owner if a distribution is paid. There were several classes of units granted and each successive class carries a lower priority on distributions.  Certain units vest immediately upon grant and others vest over periods up to three years. We recognized $281,000 and $876,000 of compensation expense related to these profit interests for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008 there was unrecognized compensation expense related to these profit interests of $676,000 with $368,000 expected to be recognized in 2008 and $308,000 expected to be recognized in 2009.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options and Restricted Stock

In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “Plan”).  The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants.  The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000.  We recorded non-cash compensation expense related to our stock option plan of $2.3 million during the three months ended March 31, 2008. As of March 31, 2008, we had $33.0 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 3.6 years.  As of March 31, 2008, there was $131,000 of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.6 years.

(8) Segment Reporting and Business Concentrations

We provide our services through four segments: Federal Services (“FS”), Commercial Services (“CS”), LP&D, and International. Prior to our acquisition of RSMC in 2007, we derived less than 3% of our revenues from our international operations.  Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment.  Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment; goodwill and long-lived assets that were previously reported in other segments were reclassified to this new segment as appropriate.

The following table presents segment information as of and for the three months ended March 31, 2008 and 2007:

	As of and for the Three Months Ended March 31, 2008
					Corporate
					Unallocated
	FS	CS	LP&D	International	Items	Consolidated
	(in thousands of dollars)
Revenues from external customers (1)	$44,587	$30,595	$54,115	$372,456	$—	$501,753
Income (loss) from operations	6,348	9,644	16,324	30,105	(18,028)	44,393

Depreciation and amortization expense	107	499	5,387	2,344	3,481	11,818

Goodwill	143,144	91,042	232,713	59,178	—	526,077
Other long-lived assets (2)	31,809	27,290	248,915	103,728	72,962	484,704
Purchase of property, plant and equipment	25	171	367	128	589	1,280
Total assets (3)	247,532	164,438	586,103	521,199	145,832	1,665,104

	As of and for the Three Months Ended March 31, 2007
					Corporate
					Unallocated
	FS	CS	LP&D	International	Items	Consolidated
	(in thousands of dollars)
Revenues from external customers (1)	$34,927	$25,341	$53,883	$—	$—	$114,151
Income (loss) from operations	6,220	61	15,104	—	(18,919)	2,466

Depreciation and amortization expense	96	185	5,890	—	3,203	9,374

Goodwill	142,618	97,913	231,340	—	—	471,871
Other long-lived assets (2)	36,439	33,734	270,211	—	78,565	418,949
Purchase of property, plant and equipment	—	69	774	—	900	1,743
Total assets (3)	219,010	168,307	601,282	—	128,216	1,116,815

(1)

Intersegment revenues have been eliminated and are not material for the three months ended March 31, 2008 and 2007. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)	Other long-lived assets include property, plant and equipment and other intangible assets.
(3)

Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of March 31, 2008, we are not involved in any legal proceedings that would have a materially adverse effect on our consolidated financial position, operating results and cash flows.

(10) Pension Plans

Net periodic benefit costs for the three months ended March 31, 2008 consisted of the following (in thousands of dollars):

Service cost	$12,661
Interest cost	46,686
Expected return on plan assets	(52,027)
$7,320

(11) Related Party Transactions

LLC Agreement

Prior to our initial public offering, our parent entered into a limited liability company operating agreement (the LLC Agreement), which governed our operations. Under the LLC Agreement, ENV Holdings LLC was our sole member and owned all of the outstanding membership interests. Our parent created a board of managers of six persons to manage our company and our business affairs, and our parent had sole authority to designate each of the members of the board of managers.  This agreement was terminated on November 20, 2007 in connection with the completion of our initial public offering.

Distributions were made by us to our parent at such times and in such amounts as were determined at our parent’s sole discretion.  During the three months ended March 31, 2007 we made distributions of $2.6 million to ENV Holdings LLC.

Advisory Services Agreements

On January 31, 2005, we entered into three separate advisory service agreements with Goldberg Lindsay & Co. LLC (“Goldberg Lindsay”), an affiliate of Lindsay Goldberg & Bessemer, L.P., Peterson Capital Inc. (“Peterson Capital”), an affiliate of Peterson Partners, L.P., and Creamer Investments, Inc. (“Creamer Investments”), an affiliate of our Chief Executive Officer, R Steve Creamer, and our Vice Chairman, J.I. Everest, II. Each advisory services agreement included indemnification provisions by us in favor of ENV Holdings and its affiliates. Pursuant to these respective advisory services agreements, Goldberg Lindsay, Peterson Capital and Creamer Investments each agreed to provide us with financial advisory, monitoring and oversight services.

We incurred fees to Goldberg Lindsay, Peterson Capital and Creamer Investments of $500,000, $88,000 and $25,000, respectively, for management advisory services for the three months ended March 31, 2007.  These advisory service agreements were terminated on November 20, 2007 in connection with the completion of our initial public offering.

(12) Acquisitions

The determination of the final purchase prices for RSMC, NUKEM and Monserco are preliminary and subject to potential adjustments related primarily to income taxes, which could impact their purchase price allocations.  There were no significant changes to the purchase price allocations during the three months ended March 31, 2008 and we do not expect any changes to the purchase price allocations to materially increase or decrease depreciation or amortization expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made herein, including statements regarding our projected revenues, expenses and income and the implementation of strategic initiatives are forward-looking in nature.  These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties.  As a result, caution must be exercised in relying on forward-looking statements.  Due to known and unknown risks, our actual results may differ materially from our expectations or projections.

While most risks affect only future revenues or expenses, some risks may relate to accruals that have already been reflected in earnings.  Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized, could result in a charge against future earnings.

Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (the “SEC”), including the discussion under the heading “Item 1A. Risk Factors” in our Form 10-K filed March 28, 2008.  These filings are available publicly on the SEC’s website at www.sec.gov, on EnergySolutions’ website at www.energysolutions.com or upon request from EnergySolutions’ Investor Relations Department at ir@energysolutions.com.  We disclaim any intent or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of specialized, technology-based nuclear services to governmental and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning (“D&D”), logistics, transportation, processing and disposal. We derive almost 100% of our revenues from the provision of nuclear services.

We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal (“LP&D”), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to governmental and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the UK.  RSMC, through its subsidiary Magnox Electric Ltd., holds the contracts and licenses to operate and decommission 10 nuclear sites with 22 reactors in the UK on behalf of the NDA, the governmental body responsible for the clean up and decommissioning of the UK nuclear sites.

Recent Developments

As previously reported, we have engaged in discussions with Sogin, SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin’s nuclear facilities.  Our pending license application with the Nuclear Regulatory Commission (NRC) to import material from Italy, to process it at our facility in Tennessee and to dispose the residual material at our Clive facility in Utah has generated local and national expressions of opposition.  We believe our license application is consistent with all applicable laws and regulations and with past practices.  Moreover, the Italian material – metals, paper and clothing – is the same type of material that we handle every day from the domestic nuclear industry.

The NRC has issued numerous licenses over the past ten years allowing the importation of LLRW to be processed and ultimately disposed at our Clive facility.  Under these licenses, our Clive Facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom.

The States of Tennessee and Utah have confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those States. However, the Governor of the State of Utah announced on April 23, 2008, that he would send his representative to the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the “Northwest Compact”) to vote against any proposal that would allow us to receive international waste at our Clive facility.

On May 5, 2008, we filed a declaratory judgment action in the U.S. District Court of Utah asking the court to declare that (i) the Northwest Compact does not have regulatory authority over our Clive facility, which is a private commercial facility rather than a regional facility created by the Compact, (ii) the U.S. Constitution does not allow the Northwest Compact to discriminate between identical domestic and foreign materials handled at our Clive facility, and (iii) any effort by the Northwest Compact to restrict our receipt of foreign LLRW is pre-empted by federal statutes and regulations.

At the Northwest Compact meeting on May 8, 2008, the representatives of the eight member States of the Northwest Compact unanimously adopted a clarifying resolution proposed by the Utah committee member, clarifying that the Northwest Compact has never adopted a resolution permitting us to receive international waste at our Clive facility.  We continue to believe that the Northwest Compact does not have the authority, and that the U.S. Constitution or Federal law does not permit the Northwest Compact, to prohibit us from receiving international waste at our Clive facility. We therefore intend to pursue our federal action for a declatory judgment.

Although we believe we will ultimately prevail in our declaratory judgment action, we do not believe we will be able to perform any of the work contemplated by the Italian initiative during fiscal 2008.

Results of Operations

The following table shows certain items from our income statements for the three months ended March 31, 2008 and 2007.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(in thousands of dollars)
Revenues:
Federal Services Segment	$44,587	$34,927
Commercial Services Segment	30,595	25,341
LP&D Segment	54,115	53,883
International Segment	372,456	—
Total revenues	501,753	114,151

Cost of revenues:
Federal Services Segment	36,471	26,255
Commercial Services Segment	19,015	20,520
LP&D Segment	35,087	36,582
International Segment	338,197	—
Total cost of revenues	428,770	83,357

Gross profit:
Federal Services Segment	8,116	8,672
Commercial Services Segment	11,580	4,821
LP&D Segment	19,028	17,301
International Segment	34,259	—
Total gross profit	72,983	30,794

Segment selling, general and administrative expenses:
Federal Services Segment	1,768	2,452
Commercial Services Segment	1,936	4,760
LP&D Segment	2,704	2,197
International Segment	4,154	—
Total segment selling, general and administrative expenses	10,562	9,409

Segment operating income:
Federal Services Segment	6,348	6,220
Commercial Services Segment	9,644	61
LP&D Segment	16,324	15,104
International Segment	30,105	—
Total segment operating income	62,421	21,385

Corporate selling, general and administrative expenses	18,028	18,919
Total income from operations	44,393	2,466

Interest expense	11,660	15,370
Other income (expenses), net	(2,061)	148
Income (loss) before income taxes	30,672	(12,756)

Minority interest	195	—
Income tax expense (benefit)	11,184	(2,412)
Net income (loss)	$19,293	$(10,344)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues increased $387.6 million, or 339.4%, to $501.8 million for the three months ended March 31, 2008 from $114.2 million for the three months ended March 31, 2007. This increase was primarily the result of our acquisitions of RSMC and Nukem, the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, and increased revenues in our Commercial Services segment operations.

Revenues in our Federal Services segment increased $9.7 million, or 27.8%, to $44.6 million for the three months ended March 31, 2008 from $34.9 million for the three months ended March 31, 2007.  This increase is primarily attributable to revenues earned from the clean up of the Atlas mill tailings near Moab, Utah during the three months ended March 31, 2008 and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC.  The joint venture interests are now consolidated because we obtained majority voting rights for Isotek, LLC in November 2007 and for UDS, LLC in March 2008.  During the three months ended March 31, 2007, income from these joint venture interests was reported using the equity method in other income, net, in our consolidated statements of operations.  This increase was partially offset by decreased revenues from work we performed as a subcontractor on two contracts at the Hanford site.

Revenues in our Commercial Services segment increased $5.3 million, or 20.9%, to $30.6 million for the three months ended March 31, 2008 from $25.3 million for the three months ended March 31, 2007.   This is primarily the result of our acquisition of Nukem in July, 2007 and increased revenues in our commercial decommissioning services and our utility services projects.

Revenues in our LP&D segment increased $0.2 million, or 0.4%, to $54.1 million for the three months ended March 31, 2008 from $53.9 million for the three months ended March 31, 2007.  This increase is mostly due to increased revenues at our Clive, Utah facility and the acquisition of Monserco in December, 2007, offset by decreased revenues at our Bear Creek facility in Oakridge, Tennessee.

Primarily as a result of our acquisition of RSMC, revenues in our International segment were $372.5 million for the three months ended March 31, 2008.  RSMC recognizes as revenues the full amount of reimbursed allowable costs incurred plus the amount of fees earned.  RSMC recognizes project delivery-based incentive fees, which are typically a percentage of allowable costs, throughout the contract year which ends March 31 and recognizes efficiency fees mainly during the final month of the contract year when these fees become determinable.  We recognized $24.6 million of efficiency fees during the three months ended March 31, 2008.  During the three months ended March 31, 2007, our international operations were reported in our Commercial Services segment because they constituted less than 3% of our total revenues.

Cost of revenues

Cost of revenues increased $345.4 million, or 414.1%, to $428.8 million for the three months ended March 31, 2008 from $83.4 million for the three months ended March 31, 2007. This increase was primarily the result of our acquisition of RSMC and Nukem and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests.

Cost of revenues in our Federal Services segment increased $10.2 million, or 38.8%, to $36.5 million for the three months ended March 31, 2008 from $26.3 million for the three months ended March 31, 2007.  This increase is attributable to the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, during the three months ended March 31, 2008.  During the three months ended March 31, 2007, cost of revenues from these joint venture interests was reported using the equity method in other income, net, in our consolidated statements of operations.  In addition, we began clean up of the Atlas mill tailings near Moab, Utah.  This increase was partially offset by decreased cost of revenues from work we performed as a subcontractor on two contracts at the Hanford site.

Cost of revenues in our Commercial Services segment decreased $1.5 million, or 7.3%, to $19.0 million for the three months ended March 31, 2008 from $20.5 million for the three months ended March 31, 2007.  This decrease is primarily attributable to decreased costs incurred on utility services projects due to favorable resolutions on cost escalation of materials and lower cost alternatives for demolition.

Cost of revenues in our LP&D segment decreased $1.5 million, or 4.1%, to $35.1 million for the three months ended March 31, 2008 from $36.6 million for the three months ended March 31, 2007.  This decrease is primarily attributable to decreases in equipment maintenance, demurrage costs and labor.

Primarily as a result of our acquisition of RSMC, cost of revenues in our International segment was $338.2 million for the three months ended March 31, 2008.  Cost of revenues in our International segment consist of compensation and benefits to employees, travel expenses, outsourcing costs for subcontractor services and cost of goods purchased.

Cost of revenues as a percentage of total revenues increased to 85.5% for the three months ended March 31, 2008 from 73.0% for the three months ended March 31, 2007. The acquisition of RSMC, for which cost of revenues as a percentage of revenues were 91.4% for the three months ended March 31, 2008, had a significant impact on our revenue mix when compared to our historical operations. As a result, a greater portion of our revenues in 2008 have significantly lower contribution margins.

Gross profit

Gross profit increased $42.2 million, or 137.0%, to $73.0 million for the three months ended March 31, 2008 from $30.8 million for the three months ended March 31, 2007. Our gross margin decreased to 14.5% in the 2008 period from 27.0% in the corresponding 2007 period.  The increase in gross profit and the corresponding reduction in gross margin are primarily the result of our acquisition of RSMC, which significantly changed our revenue mix.

Gross profit in our Federal Services segment decreased $0.6 million, or 6.9%, to $8.1 million for the three months ended March 31, 2008 from $8.7 million for the three months ended March 31, 2007.  This decrease is primarily attributable to decreased gross profit from work we performed as a subcontractor on two contracts at the Hanford site partially offset by increased gross profit on the Isotek, UDS and Moab operations.

Gross profit in our Commercial Services segment increased $6.8 million, or 141.7%, to $11.6 million for the three months ended March 31, 2008 from $4.8 million for the three months ended March 31, 2007.  The increase is primarily attributable to performance of large decontamination and decommissioning projects and utility services projects with higher margins.

LP&D segment gross profit increased $1.7 million, or 9.8%, to $19.0 million for the three months ended March 31, 2008 from $17.3 million for the three months ended March 31, 2007.  This increase is primarily the result of decreased equipment maintenance, demurrage costs and labor expenses.

Primarily as a result of our acquisition of RSMC, gross profit in our International segment was $34.3 million with a gross profit margin of 9.2% for the three months ended March 31, 2008.  The gross profit margin is higher for the three months ended March 31, 2008 than we expect in future quarters of 2008 due to the recognition of approximately $24.6 million of efficiency fees during the three months ended March 31, 2008.  As a result, we expect gross profit in our International segment to be greater in the first quarter than in any other quarter of the year.

Segment selling, general and administrative expenses

Segment selling, general and administrative expenses in our Federal Services segment decreased $0.7 million to $1.8 million for the three months ended March 31, 2008 from $2.5 million for the three months ended March 31, 2007.  The decrease is primarily due to decreased labor and severance expenses related to the termination of a key employee in the first quarter of 2007.

Segment selling, general and administrative expenses in our Commercial Services segment decreased $2.9 million to $1.9 million for the three months ended March 31, 2008 from $4.8 million for the three months ended March 31, 2007.  The decrease is primarily attributable to lower business development costs.  During the three months ended March 31, 2007, Commercial Services incurred significant due diligence expenses related to our license stewardship contract with Exelon Generation Company, LLC.

Segment selling, general and administrative expenses in our LP&D segment increased $0.5 million to $2.7 million for the three months ended March 31, 2008 from $2.2 million for the three months ended March 31, 2007 mostly due to increased business development costs.

Segment selling, general and administrative expenses in our International segment were $4.2 million for the three months ended March 31, 2008 primarily due to amortization expense associated with intangible assets of RSMC, which we acquired in June 2007, bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses of our UK operations.

Total segment selling, general and administrative expenses as a percentage of revenues decreased to 2.1% for the three months ended March 31, 2008 from 8.2% for the same period for 2007 primarily due to increased revenues without a corresponding percentage increase in selling, general and administrative expenses.

Corporate selling, general and administrative expenses

Corporate selling, general and administrative expenses decreased $0.9 million, or 4.7%, to $18.0 million for the three months ended March 31, 2008 from $18.9 million for the three months ended March 31, 2007.  This decrease is attributable to the termination of management advisory fees previously paid to our equity sponsors in connection with our initial public offering and decreased legal, business development and marketing costs.  This is offset by increases in professional accounting fees related to Sarbanes-Oxley compliance, insurance costs and investor relations costs.  As a percentage of revenue, corporate selling, general and administrative expenses decreased to 3.6% for the three months ended March 31, 2008 from 16.6% for the same period for 2007.  The decrease in expenses as a percentage of revenues is primarily due to the significant increase in revenues with no corresponding increase in corporate selling, general and administrative expenses.

Interest expense

Interest expense decreased $3.7 million, or 24.0%, to $11.7 million for the three months ended March 31, 2008 from $15.4 million for the three months ended March 31, 2007. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

Other income (expense), net, decreased $2.2 million, or 1,492.6%, to an expense of $2.1 million for the three months ended March 31, 2008 from income of $148,000 for the three months ended March 31, 2007. This amount primarily reflects losses attributable to foreign currency exchanges and a decline in the fair value of our derivative contracts.  These decreases are offset by increases in interest income and our proportional share of income from two joint ventures in which we have a non-controlling interest.

Income taxes

We recognized income tax expense of $11.2 million for the three months ended March 31, 2008 based on an estimated annual effective tax rate on our consolidated operations of 36.6%.  Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes.  As such, during the three months ended March 31, 2007, we recognized an income tax benefit of $2.4 million attributable to a net taxable loss from our taxable subsidiaries acquired in 2006, primarily BNGA and Duratek.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. As of March 31, 2008, our principal sources of liquidity consisted of $38.1 million of cash and cash equivalents and $56.8 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $18.2 million of outstanding letters of credit. We also have a synthetic letter of credit facility of $100.0 million, from which $99.9 million of letters of credit were issued as of March 31, 2008.

During the three months ended March 31, 2008, our cash and cash equivalents increased $1.7 million, to $38.1 million. This compares to a decrease in cash and cash equivalents of $1.8 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, we had net cash inflows from operating activities of $25.7 million.  This was offset by net cash outflows from investing and financing activities of $1.3 million and $22.7 million, respectively, related primarily to purchases of property, plant and equipment, the repayment of long-term debt and dividends paid to stockholders.

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

Capital Expenditures

We had capital expenditures of $1.3 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.  We expect capital expenditures for the year ending December 31, 2008 will be approximately $37.0 million, relating primarily to required equipment for the Atlas mill tailings contract awarded to us in June 2007 and maintenance at our facilities.

Credit Facilities

We have entered into credit facilities with Citicorp North America, Inc., or CNAI, as administrative agent and collateral agent, which we refer to collectively in this Form 10-Q as our “credit facilities.” The credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, $770.0 million first lien term loan facilities, which mature on June 7, 2013, a $100.0 million synthetic letter of credit facility, which matures on June 7, 2013.

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

Borrowings under the credit facilities bear interest at a rate equal to (1) in the case of the first lien term loans, (i) the greater of the rate of interest announced by CNAI, from time to time, as its prime rate in effect at its principal office in the city of New York, and the federal funds rate plus 0.50% per annum (the “base rate”), plus 0.75% (or 0.50% when the leverage ratio (as defined in the credit agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0) or (ii) for any portion of the term loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 2.25% (or 2.00% when the leverage ratio (as defined in the credit agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0), (2) in the case of the revolving loans, (i) the base rate plus 0.75% or (ii) for any portion of the revolving loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 2.25% (3) in the case of synthetic letters of credit under the first lien credit facilities, 2.25% (or 2.00% when the leverage ratio (as defined in the related credit agreement) as of the most recently completed fiscal quarter is less than 2.0 to 1.0).

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

We are generally required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course of business asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of debt obligations other than specified debt obligations and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of March 31, 2008, we were not required to make a mandatory prepayment.

As of March 31, 2008, the weighted average interest rate under our credit facilities was 7.1%. At this rate and assuming an outstanding balance of $587.0 million as of March 31, 2008, our annual debt service obligations would be $47.7 million, consisting of $41.7 million of interest and $6.0 million of scheduled principal payments. However, due to optional prepayments made through March 31, 2008, only $1.5 million of our scheduled payments are currently due within the next year.

The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of consolidated funded debt, first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as of March 31, 2008, we are required to maintain a maximum leverage ratio and a first lien leverage ratio of 4.75 and 4.25, respectively, and minimum cash interest coverage ratio of 2.25. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of March 31, 2008, we performed the calculations associated with these financial covenants and determined that we were in compliance with them.

The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of up to $30.0 million under the first lien credit facilities in the fiscal year ending December 31, 2007 and in any fiscal year thereafter, plus the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the prior fiscal year. Our permitted maximum annual capital expenditures for 2008 is $45.0 million.  The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. As of March 31, 2008, we were in compliance with all of our covenants and other obligations under the credit facilities.

Off Balance Sheet Arrangements

We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures at March 31, 2008.

As of March 31, 2008, we had outstanding floating-rate term loans of $587.0 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans to partially mitigate our exposure to fluctuations in interest rate changes. Accordingly, we entered into a swap agreement effective July 1, 2005. As of March 31, 2008, the swap agreement had a notional amount of $480.0 million and a fair value liability of approximately $3.4 million.

We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of March 31, 2008, we had $99.9 million in letters of credit which are issued under our synthetic letter of credit facilities and $18.2 million in letters of credit which are issued under the revolving portion of our credit facility.  As of March 31, 2008, we had $27.7 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of March 31, 2008, the closure and post-closure state regulatory requirements for our facilities were $142.2 million, which amount is not determined on the same basis as the asset retirement obligation calculated under SFAS No. 143, Accounting for Asset Retirement Obligations.

Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.  For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 28, 2008.

Disclosure of Impact of Recently Issued Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements for fiscal years beginning on or after November 15, 2008, with early adoption encouraged.  While SFAS No. 161 will have no impact on our financial condition, results of operations and cash flows, management is currently evaluating the changes in disclosure requirements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, further defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on our financial condition, results of operations and cash flows; however, in general, this standard will only impact the accounting for future acquisitions.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of a subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.   In accordance with this staff position, effective at the beginning of fiscal year 2008, we adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities, which did not have an impact on our financial position, results of operations or cash flows. We will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009 and are currently evaluating the impact of the provisions of the standard.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Our primary market risk relates to changing interest rates. As of March 31, 2008, we had outstanding floating-rate term loan debt of $587.0 million, of which $1.5 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective July 1, 2005. As of March 31, 2008, the swap agreement had a notional amount of $480.0 million and a fair value liability of approximately $3.4 million.   A hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at March 31, 2008 approximately $1.2 million.

We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2008, would cause a change in consolidated net assets of approximately $3.6 million and a change in gross profit of approximately $3.3 million, primarily due to GBP-denominated exposures.  We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies.  As of March 31, 2008, we do not have any foreign currency derivatives.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports, and that the information is accumulated and communicated to our management, including the certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

                There were no changes to our control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not currently involved in any material legal proceedings.

Item 1A.  Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing.

Item 6.  Exhibits.

31.1                           Certification of Chief Executive Officer Pursuant to Rule 13a-14a.  Filed herewith.

31.2                           Certification of Chief Financial Officer Pursuant to Rule 13a-14a.  Filed herewith.

32.1                           Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 2008.

ENERGYSOLUTIONS, INC.

By:	/s/ PHILIP O. STRAWBRIDGE
Philip O. Strawbridge
Executive Vice President and
Chief Financial Officer