Form 10-Q
period 2008-06-30
EnergySolutions, Inc.
filed 2008-08-11
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or
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

         As of July 31, 2008, 88,310,022 shares of registrant's common stock were outstanding.

ENERGYSOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended June 30, 2008

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(in thousands of dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,242	$36,366
Restricted cash	—	3,995
Accounts receivable, net of allowance for doubtful accounts	422,579	366,083
Costs and estimated earnings in excess of billings on uncompleted contracts	64,190	41,243
Income tax receivable	16,182	26,163
Inventories	12,403	10,851
Prepaid expenses and other current assets	38,900	20,981

Total current assets	596,496	505,682
Property, plant and equipment, net	107,287	110,688
Goodwill	526,333	526,040
Other intangible assets, net	370,293	383,812
Restricted cash and decontamination and decommissioning deposits	32,791	30,559
Other noncurrent assets	94,987	68,169

Total assets	$1,728,187	$1,624,950

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,698	$1,557
Accounts payable	187,082	155,663
Accrued expenses and other current liabilities	269,251	233,588
Deferred income taxes	1,402	1,402
Unearned revenues	48,516	43,733

Total current liabilities	507,949	435,943
Long-term debt, less current portion	575,270	605,410
Pension liability	68,839	44,540
Facility and equipment decontamination and decommissioning liabilities	70,759	69,543
Deferred income taxes	54,906	53,504
Other noncurrent liabilities	11,154	10,619

Total liabilities	1,288,877	1,219,559

Minority interests	899	68

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized;
88,303,500 shares issued and outstanding	883	883
Additional paid-in capital	471,574	471,075
Accumulated other comprehensive loss	(728)	(1,429)
Capital deficiency	(33,318)	(65,206)

Total stockholders' equity	438,411	405,323

Total liabilities and stockholders' equity	$1,728,187	$1,624,950

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2008 and 2007

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$460,345	$161,707	$962,098	$275,858
Cost of revenues	399,234	116,012	828,004	199,369

Gross profit	61,111	45,695	134,094	76,489
Selling, general and administrative expenses	29,921	23,012	58,511	51,340

Income from operations	31,190	22,683	75,583	25,149
Interest expense	11,179	15,341	22,839	30,711
Other income (expenses), net	242	410	(1,819)	558

Income (loss) before income taxes and minority interests	20,253	7,752	50,925	(5,004)
Minority interests	505	—	700	—
Income tax expense (benefit)	7,153	1,760	18,337	(652)

Net income (loss)	$12,595	$5,992	$31,888	$(4,352)

Net income per share—see note 6:
Basic	$0.14		$0.36

Diluted	$0.14		$0.36

Shares used to calculate net income per share:
Basic	88,303,500		88,303,500
Diluted	88,310,022		88,310,022
Pro forma net income (loss) per share—see note 6:
Basic		$0.06		$(0.04)

Diluted		$0.06		$(0.04)

Shares used to calculate pro forma net income (loss) per share:
Basic		75,150,000		75,150,000
Diluted		75,150,000		75,150,000
Cash dividends declared per common share	$0.025	$—	$0.050	$—

Comprehensive income (loss):
Net income (loss)	$12,595	$5,992	$31,888	$(4,352)
Foreign currency translation adjustment	161	210	365	277
Change in unrecognized actuarial loss	2,449	—	336	—

Comprehensive income (loss)	$15,205	$6,202	$32,589	$(4,075)

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$31,888	$(4,352)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Minority interests	700	—
Depreciation and amortization	23,435	18,927
Equity-based compensation expense	4,960	1,487
Deferred income taxes	1,831	—
Amortization of debt financing fees and debt discount	1,478	975
Loss on disposal of property, plant and equipment	117	—
Unrealized loss on derivative contracts	3,957	1,164
Changes in operating assets and liabilities:
Accounts receivable	(55,906)	32,575
Costs and estimated earnings in excess of billings on
uncompleted contracts	(22,839)	25,157
Income tax receivable	2,359	(1,299)
Inventories	(1,833)	1,097
Prepaid expenses and other current assets	(18,839)	(598)
Accounts payable	30,657	1,969
Accrued expenses and other current liabilities	41,262	(31,821)
Unearned revenues	4,789	(13,123)
Facility and equipment decontamination and decommissioning liabilities	696	1,194
Restricted cash and decontamination and decommissioning deposits	1,969	38,104
Other noncurrent assets	(27,775)	(4)
Other noncurrent liabilities	23,525	112

Net cash provided by operating activities	46,431	71,564

Cash flows from investing activities
Purchases of businesses, net of cash acquired	—	(191,486)
Purchases of property, plant and equipment	(5,680)	(3,532)
Proceeds from disposition of property, plant and equipment	27	—

Net cash used in investing activities	(5,653)	(195,018)

Cash flows from financing activities
Repayments of long-term debt	(30,000)	(36,000)
Borrowings of long-term debt	—	200,000
Net borrowings (repayments) under revolving credit facility	—	(3,000)
Dividends/distributions to stockholders	(4,415)	(8,897)
Distributions to minority interests partners	(341)	—
Repayments of capital lease obligations	(793)	(582)
Debt financing fees	—	(6,566)

Net cash provided by (used in) financing activities	(35,549)	144,955

Effect of exchange rate on cash	647	240

Net increase in cash and cash equivalents	5,876	21,741
Cash and cash equivalents, beginning of period	36,366	4,641

Cash and cash equivalents, end of period	$42,242	$26,382

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Description of Business

        Envirocare of Utah, Inc., our predecessor, was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, our predecessor converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC, our former parent. In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the Decontamination and Decommissioning ("D&D") division of Scientech, LLC ("Scientech") in October 2005, BNG America, LLC ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. ("Safeguard") in December 2006, Parallax, Inc. ("Parallax") in January 2007, Reactor Sites Management Company Limited ("RSMC") in June 2007, NUKEM Corporation ("NUKEM") in July 2007, and Monserco Limited ("Monserco") in December 2007. The operations of such acquisitions are included in our results of operations from the dates of acquisitions.

        On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion from a limited liability company, EnergySolutions, LLC, to a "C" corporation, EnergySolutions, Inc ("we," "our," "EnergySolutions" or the "Company"). As a result, the sole member of EnergySolutions, LLC contributed its membership equity interest for 75.2 million shares, par value $0.01 per share, of the common stock of EnergySolutions, Inc. EnergySolutions, Inc. is now organized and existing under the General Corporation Law of the State of Delaware.

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the UK. RSMC, through its subsidiary Magnox Electric Ltd., holds the contracts and licenses to operate and decommission 10 nuclear sites with 22 reactors in the UK on behalf of the NDA, the government body responsible for the clean up and decommissioning of the UK nuclear sites.

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Basis of Presentation (Continued)

adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that can be expected for the full year.

        Effective March 14, 2008, we obtained majority voting rights for one of our minority-owned joint ventures. Accordingly, we have consolidated its operations in our consolidated financial statements from March 14, 2008. We recorded minority interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners.

(3) Inventories

        Inventories consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands of dollars)
Parts and supplies	$598	$892
Work in process	905	2,904
Finished goods	10,900	7,055

	$12,403	$10,851

(4) Goodwill

        Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually.

        Goodwill is tested at the reporting unit level at least annually for impairment and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires a two-step impairment test. In the first step, we determine the fair value of the reporting unit using a discounted cash flow valuation model and compare the fair value to the reporting unit's carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed the first step of the impairment test for our reporting units with goodwill as of our annual impairment testing date of March 31, 2008. Based on our valuation procedures, we determined that the fair value of each reporting unit exceeded its carrying value. As

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) Goodwill (Continued)

such, we were not required to complete the second step of the impairment test and no impairment was recognized.

(5) Senior Credit Facilities

        On June 7, 2006, we entered into a five-year, $75.0 million revolving credit facility, seven-year, $770.0 million term loan facilities and a seven-year, $25.0 million synthetic letter of credit facility. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $14.3 million were issued as of June 30, 2008. The credit agreements governing these facilities were amended on February 9, 2007 to increase the size of the synthetic letter of credit facility from $25.0 million to $100.0 million, of which $99.9 million were issued as of June 30, 2008. The credit facilities are secured by substantially all of our assets. As of June 30, 2008, we were in compliance with all of our covenants and other obligations under the credit facilities.

        Borrowings under the credit facilities bear interest at a base rate (the greater of the Prime Rate or 0.5% higher than the Federal Funds Rate) plus an applicable margin or, at our option, the London Interbank Offered Rates ("LIBOR"), adjusted for the Eurodollar reserve percentage, plus an applicable margin. The applicable margin for base rate and LIBOR loans is 2.25%. As of June 30, 2008, the interest rate of borrowings under the term loan facility is 5.47%.

        During the six months ended June 30, 2008 and 2007, we made principal repayments totaling $30.0 million and $36.0 million on the outstanding term loans. During the six months ended June 30, 2008 and 2007, we made cash interest payments of $23.0 million and $30.3 million, respectively. As of June 30, 2008, we had mandatory principal repayments based on our excess cash flow and scheduled repayments of $1.7 million due within the next 12 months.

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. As of June 30, 2008, the interest rate derivative had a notional amount of $513.0 million and a fair value liability of $2.8 million. As of December 31, 2007, the interest rate derivative had a notional amount of $491.0 million and a fair value liability of $600,000. The interest rate derivative fair value liability is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

(6) Income Taxes

        We recognized income tax expense of $7.2 million and $18.3 million for the three and six months ended June 30, 2008 based on an estimated annual effective tax rate on our consolidated operations of 36.5%. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company's results of operations. Accordingly, we have not previously provided for federal income taxes related to our results of operations, except to the extent of operations in our subsidiaries that are corporations. As a result, we recognized an income tax expense of $1.8 million and an income tax benefit of $652,000 for the three and six months ended June 30, 2007, respectively. During the six months ended June 30, 2008 and 2007, we made income tax payments of $10.7 million and $0.4 million, respectively.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Income Taxes (Continued)

        For the six months ended June 30, 2008, we had no changes to our unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. As of June 30, 2008, we had $0.9 million of unrecognized tax benefits, which are not expected to affect our annual effective tax rate in future years because they relate to acquired entities.

(7) Income (Loss) Per Share

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

        Following our corporate reorganization, which occurred in connection with the completion of our initial public offering on November 20, 2007, we began conducting our business through EnergySolutions, Inc., a newly formed corporation and holding company. Historical net loss per share was not presented for the three or six months ended June 30, 2007 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

        The pro forma net loss per share reflects the effects related to our reorganization from a limited liability company to a "C" corporation, the issuance of our common stock in connection with our initial public offering and an assumed effective tax rate of 38%.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) Income (Loss) Per Share (Continued)

        The following table sets forth the calculations of basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	Historical	Pro forma(1)	Historical	Pro forma(1)
	(in thousands of dollars, except per share information
Basic:
Net income (loss)	$12,595	$4,806	$31,888	$(3,102)

Weighted average common shares	88,303,500	75,150,000	88,303,500	75,150,000

Basic net income (loss) per share	$0.14	$0.06	$0.36	$(0.04)

Diluted:
Net income (loss)	$12,595	$4,806	$31,888	$(3,102)

Weighted average common shares	88,303,500	75,150,000	88,303,500	75,150,000
Shares issuable upon vesting of restricted stock	6,522	—	6,522	—

Weighted average common shares—diluted	88,310,022	75,150,000	88,310,022	75,150,000

Diluted net income (loss) per share—diluted	$0.14	$0.06	$0.36	$(0.04)

(1)
Pro forma net loss per share for the three and six months ended June 30, 2007 is adjusted to reflect (i) income tax expense of $2.9 million and income tax benefit of $1.9 million, respectively, on our operations assuming our conversion to a "C" corporation had occurred on January 1, 2007 and assumes an effective annual tax rate of 38% and (ii) common stock outstanding assuming our reorganization from a limited liability company to a "C" corporation occurred on January 1, 2007.

(8) Equity-Based Compensation

  Profit Interests

        In prior years, certain members of our management were granted profit interest units in our former parent in consideration for services rendered during the vesting period. These units do not represent ownership in our former parent but rather these units entitle the holders to distributions from our former parent if a distribution is paid. There were several classes of units granted and each successive class carries a lower priority on distributions. Certain units vest immediately upon grant and others vest over periods up to three years. During the three months ended June 30, 2008 and 2007, we recognized $122,000 and $611,000, respectively, of compensation expense related to these profit interests. During the six months ended June 30, 2008 and 2007, we recognized $403,000 and $1.5 million, respectively. At June 30, 2008 there was unrecognized compensation expense related to these profit interests of $553,000 with $245,000 expected to be recognized in the remainder of 2008 and $308,000 expected to be recognized in 2009.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Equity-Based Compensation (Continued)

  Stock Options and Restricted Stock

        In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option plan of $2.3 million and $4.5 million during the three and six months ended June 30, 2008. As of June 30, 2008, we had $30.9 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 3.4 years. As June 30, 2008, there was $119,000 of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

(9) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), LP&D, and International. Prior to our acquisition of RSMC in 2007, we derived less than 3% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment; goodwill and long-lived assets that were previously reported in other segments were reclassified to this new segment as appropriate.

        The following table presents segment information as of and for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$73,124	$26,225	$63,044	$297,952	$—	$460,345
Income (loss) from operations	6,270	6,230	22,665	13,823	(17,798)	31,190
Depreciation and amortization expense	52	480	5,454	2,365	3,266	11,617
Purchases of property, plant and equipment	152	218	419	55	3,556	4,400

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) Segment Reporting and Business Concentrations (Continued)

	For the Three Months Ended June 30, 2007
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$37,165	$38,606	$69,263	$16,673	$—	$161,707
Income (loss) from operations	7,565	5,563	25,956	(1,959)	(14,442)	22,683
Depreciation and amortization expense	93	96	5,857	55	3,452	9,553
Purchases of property, plant and equipment	—	(126)	841	124	950	1,789

	As of and for the Six Months Ended June 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$117,711	$56,820	$117,159	$670,408	$—	$962,098
Income (loss) from operations	12,618	15,874	38,989	43,928	(35,826)	75,583
Depreciation and amortization expense	159	979	10,841	4,709	6,747	23,435
Goodwill	143,144	91,262	232,707	59,220	—	526,333
Other long-lived assets(2)	31,004	25,630	244,090	101,415	75,441	477,580
Purchases of property, plant and equipment	177	389	786	183	4,145	5,680
Total assets(3)	253,116	152,091	612,299	571,417	139,264	1,728,187

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) Segment Reporting and Business Concentrations (Continued)

	As of and for the Six Months Ended June 30, 2007
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$72,092	$63,947	$123,146	$16,673	$—	$275,858
Income (loss) from operations	13,785	5,624	41,060	(1,959)	(33,361)	25,149
Depreciation and amortization expense	189	281	11,747	55	6,655	18,927
Goodwill	143,146	90,039	231,643	57,114	—	521,942
Other long-lived assets(2)	35,326	32,073	265,299	110,297	79,599	522,594
Purchases of property, plant and equipment	—	(57)	1,615	124	1,850	3,532
Total assets(3)	200,510	169,436	606,977	366,077	289,467	1,632,467

(1)
Intersegment revenues have been eliminated and are not material for the three and six months ended June 30, 2008 and 2007. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Other long-lived assets include property, plant and equipment and other intangible assets.

(3)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

(10) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of June 30, 2008, we are not involved in any legal proceedings that we believe would have a materially adverse effect on our consolidated financial position, operating results and cash flows.

(11) Pension Plans

        Net periodic benefit costs for the three and six months ended June 30, 2008 consisted of the following (in thousands of dollars):

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Service cost	$12,623	$25,283
Interest cost	46,546	93,232
Expected return on plan assets	(51,772)	(103,701)

	$7,397	$14,814

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) Related Party Transactions

LLC Agreement

        Prior to our initial public offering, our parent entered into a limited liability company operating agreement (the "LLC Agreement"), which governed our operations. Under the LLC Agreement, ENV Holdings LLC was our sole member and owned all of the outstanding membership interests. Our parent created a board of managers of six persons to manage our company and our business affairs, and our parent had sole authority to designate each of the members of the board of managers. This agreement was terminated on November 20, 2007 in connection with the completion of our initial public offering.

        Distributions were made by us to our parent at such times and in such amounts as were determined at our parent's sole discretion. During the six months ended June 30, 2007 we made distributions of $8.9 million to ENV Holdings LLC.

Advisory Services Agreements

        On January 31, 2005, we entered into three separate advisory service agreements with Goldberg Lindsay & Co. LLC ("Goldberg Lindsay"), an affiliate of Lindsay Goldberg & Bessemer, L.P., Peterson Capital Inc. ("Peterson Capital"), an affiliate of Peterson Partners, L.P., and Creamer Investments, Inc. ("Creamer Investments"), an affiliate of our Chief Executive Officer, R Steve Creamer, and our Vice Chairman, J.I. Everest, II. Each advisory services agreement included indemnification provisions by us in favor of ENV Holdings LLC and its affiliates. Pursuant to these respective advisory services agreements, Goldberg Lindsay, Peterson Capital and Creamer Investments each agreed to provide us with financial advisory, monitoring and oversight services.

        We incurred fees to Goldberg Lindsay, Peterson Capital and Creamer Investments of $500,000, $88,000 and $25,000, respectively, for management advisory services for the three months ended June 30, 2007. We incurred fees to Goldberg Lindsay, Peterson Capital and Creamer Investments of $1.0 million, $175,000 and $50,000, respectively, for management advisory services for the six months ended June 30, 2007. These advisory service agreements were terminated on November 20, 2007 in connection with the completion of our initial public offering.

(13) Subsequent Events

Amendment Agreements

        On December 11, 2007, we entered into an Asset Sale Agreement (the "Asset Sale Agreement") with Exelon Generation Company, LLC ("Generation"), ZionSolutions, LLC ("ZionSolutions") and EnergySolutions, LLC ("ES LLC") regarding the decommissioning of Generation's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. ZionSolutions is a wholly owned subsidiary of ES LLC.

        Pursuant to the Asset Sale Agreement, Generation will transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Generation's transfer of those assets, ZionSolutions will assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions will take possession and control of the land associated with the Zion Station pursuant to a Lease Agreement

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Subsequent Events (Continued)

with Generation, to be executed at the closing. Under the Lease Agreement, ZionSolutions will commit to complete the required decommissioning work according to an established schedule and will construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station.

        Pursuant to the Asset Sale Agreement and in connection with the lease of the land and the transfer of the Zion Station assets to ZionSolutions at the closing of the transaction, the parties will enter into various other agreements to ensure the performance of the obligations of ZionSolutions under its contracts to complete the required decommissioning and other work. In particular, we and ES LLC have agreed to execute a Credit Support Agreement pursuant to which we and it will deliver a letter of credit in the face amount of $200.0 million, which will be held by Generation. The occurrence of specified events of default would allow Generation to draw upon the letter of credit.

        On July 16, 2008, we and ES LLC entered into an Amendment Agreement (the "ES Amendment Agreement") with Citigroup Global Markets Inc., Citicorp North America, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc., JP Morgan Chase Bank, N.A. and certain lenders party to the Second Amended and Restated Credit Agreement, dated as of June 7, 2006 (as subsequently amended, the "Existing ES Credit Agreement"), among ES LLC, as the borrower, Citicorp North America, Inc., as the administrative agent, and other parties party thereto. The ES Amendment Agreement provides that the Existing ES Credit Agreement shall be amended and restated in its entirety upon satisfaction of certain conditions.

        On July 16, 2008, Duratek, Inc. ("Duratek"), our wholly owned subsidiary entered into an Amendment Agreement (the "Duratek Amendment Agreement" and, together with the ES Amendment Agreement, the "Amendment Agreements") with Citigroup Global Markets Inc., Citicorp North America, Inc., and certain lenders party to the Credit Agreement, dated as of June 7, 2006 (as subsequently amended, the "Existing Duratek Credit Agreement"), among Duratek, as the borrower, Citicorp North America, Inc., as the administrative agent, and other parties party thereto. The Duratek Amendment Agreement provides that the Existing Duratek Credit Agreement shall be amended and restated in its entirety upon satisfaction of certain conditions.

        The Existing ES Credit Agreement and the Existing Duratek Credit Agreement are collectively referred to herein as the "credit facilities."

        The amended and restated credit facilities were sought (a) to allow us to provide for a new letter of credit facility in the aggregate principal amount of $200.0 million (the "Zion letter of credit facility") pursuant to the Asset Sale Agreement and (b) to return the existing synthetic letters of credit facility deposits and make term letter of credit facility loans in the aggregate principal amount of $100.0 million for which we will maintain restricted cash equal to the amount of the facility. The new term letter of credit facility and the restricted cash amount will be reflected on our consolidated balance sheet.

        The Amendment Agreements provide that the amended and restated credit facilities will include letter of credit fees of 2.50% with respect to letters of credit issued under each of the revolving loan facility and the Zion letter of credit facility. In addition, the Amendment Agreements provide that the amended and restated credit facilities will provide for interest rates on loans as follows: (i) with respect to any term loan, (x) LIBOR plus 2.50% (or LIBOR plus 2.00% when the leverage ratio is less than

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Subsequent Events (Continued)

2.0 to 1.0) or (y) the base rate plus 1.25% (or the base rate plus 1.00% when the leverage ratio is less than 2.0 to 1.0), (ii) with respect to any revolving loan, (x) LIBOR plus 2.50% or (y) the base rate plus 1.25%, and (iii) with respect to any term letter of credit facility loan, LIBOR plus 2.50% (or LIBOR plus 2.00% when the leverage ratio is less than 2.0 to 1.0).

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent, including those related to approval for the transactions contemplated by the Asset Sale Agreement. We expect that such conditions precedent shall be fulfilled by the end of the third quarter of 2008 or soon thereafter.

        Subsequent to June 30, 2008, we have paid fees of approximately $6.4 million to lenders to obtain the Amendment Agreements, which will be amortized over the remaining term of the credit facilities. In addition, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over one year, which is the term of the Zion letter of credit facility.

Secondary Public Offering

        On July 30, 2008, we completed a secondary public offering of 35,000,000 shares of common stock offered by ENV Holdings LLC as selling stockholder. The underwriters of the offering subsequently exercised their over-allotment option and purchased 5,250,000 additional shares of common stock from ENV Holdings LLC. Following completion of these transactions, ENV Holdings LLC remains the owner of approximately 16.7% of our outstanding shares of common stock. We did not receive any proceeds from the sale of shares by ENV Holdings LLC and recognized expenses of $0.5 million for the three and six months ended June 30, 2008. We expect that we will incur additional expenses of $1.1 million in connection with these transactions in the three months ending September 30, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

        While most risks affect only future revenues or expenses, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings.

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (the "SEC"), including the discussion under the heading "Item 1A. Risk Factors" in our Form 10-K filed March 28, 2008. These filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We are a leading provider of specialized, technology-based nuclear services to governmental and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D"), logistics, transportation, processing and disposal. We derive almost 100% of our revenues from the provision of nuclear services.

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to governmental and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the UK. RSMC, through its subsidiary Magnox Electric Ltd., holds the contracts and licenses to operate and decommission 10 nuclear sites with 22 reactors in the UK on behalf of the NDA, the governmental body responsible for the clean up and decommissioning of the UK nuclear sites.

        On July 30, 2008, we completed a secondary public offering of 35,000,000 shares of common stock offered by ENV Holdings LLC as selling stockholder. The underwriters of the offering subsequently exercised their over-allotment option and purchased 5,250,000 additional shares of common stock from ENV Holdings LLC. Following completion of these transactions, ENV Holdings LLC remains the owner of approximately 16.7% of our outstanding shares of common stock. We did not receive any proceeds from the sale of shares by ENV Holdings LLC and incurred fees of $0.5 million for the three and six months ended June 30, 2008. We expect that we will incur additional expenses of $1.1 million in connection with these transactions in the three months ending September 30, 2008.

Results of Operations

        The following table shows certain items from our income statements for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands of dollars)
Revenues:
Federal Services Segment	$73,124	$37,165	$117,711	$72,092
Commercial Services Segment	26,225	38,606	56,820	63,947
LP&D Segment	63,044	69,263	117,159	123,146
International Segment	297,952	16,673	670,408	16,673

Total revenues	460,345	161,707	962,098	275,858
Cost of revenues:
Federal Services Segment	64,018	26,487	100,489	52,742
Commercial Services Segment	18,240	32,662	37,255	53,182
LP&D Segment	37,810	41,167	72,897	77,749
International Segment	279,166	15,696	617,363	15,696

Total cost of revenues	399,234	116,012	828,004	199,369
Gross profit:
Federal Services Segment	9,106	10,678	17,222	19,350
Commercial Services Segment	7,985	5,944	19,565	10,765
LP&D Segment	25,234	28,096	44,262	45,397
International Segment	18,786	977	53,045	977

Total gross profit	61,111	45,695	134,094	76,489
Segment selling, general and administrative expenses:
Federal Services Segment	2,836	3,113	4,604	5,565
Commercial Services Segment	1,755	381	3,691	5,141
LP&D Segment	2,569	2,140	5,273	4,337
International Segment	4,963	2,936	9,117	2,936

Total segment selling, general and administrative expenses	12,123	8,570	22,685	17,979
Segment operating income:
Federal Services Segment	6,270	7,565	12,618	13,785
Commercial Services Segment	6,230	5,563	15,874	5,624
LP&D Segment	22,665	25,956	38,989	41,060
International Segment	13,823	(1,959)	43,928	(1,959)

Total segment operating income	48,988	37,125	111,409	58,510
Corporate selling, general and administrative expenses	17,798	14,442	35,826	33,361

Total income from operations	31,190	22,683	75,583	25,149
Interest expense	11,179	15,341	22,839	30,711
Other income (expenses), net	242	410	(1,819)	558

Income (loss) before income taxes	20,253	7,752	50,925	(5,004)
Minority interest	505	—	700	—
Income tax expense (benefit)	7,153	1,760	18,337	(652)

Net income (loss)	$12,595	$5,992	$31,888	$(4,352)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

        Revenues increased $298.6 million, or 184.7%, to $460.3 million for the three months ended June 30, 2008 from $161.7 million for the three months ended June 30, 2007. This increase is primarily the result of our acquisition of RSMC, which increased revenues by $284.3 million, and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased revenues by $36.0 million. These increases are offset by decreased revenues in our Commercial Services and LP&D segment operations of $12.4 million and $6.3 million, respectively.

        Revenues in our Federal Services segment increased $35.9 million, or 96.5%, to $73.1 million for the three months ended June 30, 2008 from $37.2 million for the three months ended June 30, 2007. This increase is primarily attributable to revenues earned from the clean up of the Atlas mill tailings near Moab, Utah during the three months ended June 30, 2008 and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC. The joint venture interests are now consolidated because we obtained majority voting rights for Isotek, LLC in November 2007 and for UDS, LLC in March 2008. During the three months ended June 30, 2007, income from these joint venture interests was reported using the equity method in other income, net, in our consolidated statements of operations. This increase was partially offset by decreased revenues from work we performed as a subcontractor on two contracts at the Hanford site.

        Revenues in our Commercial Services segment decreased $12.4 million, or 32.1%, to $26.2 million for the three months ended June 30, 2008 from $38.6 million for the three months ended June 30, 2007. The decrease is primarily attributable to decreased revenues from utility services and engineering and technology projects due to the completion of several projects. These decreases are partly offset by increased revenues in our liquid waste processing and spent fuel operations.

        Revenues in our LP&D segment decreased $6.3 million, or 9.1%, to $63.0 million for the three months ended June 30, 2008 from $69.3 million for the three months ended June 30, 2007. This decrease is mostly due to decreased revenues of $4.9 million at our Clive, Utah facility as a result of a decrease in the volume of materials disposed at this facility primarily by our federal customers.

        Primarily as a result of our acquisition of RSMC, revenues in our International segment increased $281.3 million to $298.0 million for the three months ended June 30, 2008 from $16.7 million for the three months ended June 30, 2007. RSMC recognizes as revenues the full amount of reimbursed allowable costs incurred plus the amount of fees earned. RSMC recognizes project delivery-based incentive fees, which are typically a percentage of allowable costs, throughout the contract year, which ends March 31, and recognizes efficiency fees mainly during the final month of the contract year when these fees become determinable. We recognized $8.5 million of efficiency fees related to the contract year ended March 31, 2008 during the three months ended June 30, 2008 due to better performance than estimated during the first quarter of 2008. These efficiency fees did not become determinable until June 2008.

Cost of revenues

        Cost of revenues increased $283.2 million, or 244.1%, to $399.2 million for the three months ended June 30, 2008 from $116.0 million for the three months ended June 30, 2007. This increase was primarily the result of our acquisition of RSMC, which increased cost of revenues by $266.2 million, and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased cost of revenues by $35.6 million. These increases are offset by decreased cost of revenues in our Commercial Services and LP&D segment operations of $14.5 million and $3.4 million, respectively.

        Cost of revenues in our Federal Services segment increased $37.5 million, or 141.5%, to $64.0 million for the three months ended June 30, 2008 from $26.5 million for the three months ended

June 30, 2007. This increase is attributable to costs incurred for the clean up of the Atlas Mill tailings near Moab, Utah and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, during the three months ended June 30, 2008. During the three months ended June 30, 2007, cost of revenues from these joint venture interests was reported using the equity method in other income, net, in our consolidated statements of operations.

        Cost of revenues in our Commercial Services segment decreased $14.5 million, or 44.3%, to $18.2 million for the three months ended June 30, 2008 from $32.7 million for the three months ended June 30, 2007. This decrease is primarily the result of decreased costs of utility services and engineering and technology projects due to completion of several projects offset by increased costs in our liquid waste processing and spent fuel operations due to increased volumes.

        Cost of revenues in our LP&D segment decreased $3.4 million, or 8.3%, to $37.8 million for the three months ended June 30, 2008 from $41.2 million for the three months ended June 30, 2007. This decrease is primarily attributable to decreased equipment maintenance, demurrage costs and labor expenses due to decreased volumes of materials disposed at our Clive, Utah facility.

        Cost of revenues in our International segment increased $263.5 million to $279.2 million for the three months ended June 30, 2008 from $15.7 million for the three months ended June 30, 2007. This increase is primarily the result of our acquisition of RSMC. Cost of revenues in our International segment consist of compensation and benefits to employees, travel expenses, outsourcing costs for subcontractor services and cost of goods purchased.

        Cost of revenues as a percentage of total revenues increased to 86.7% for the three months ended June 30, 2008 from 71.7% for the three months ended June 30, 2007. The acquisition of RSMC, for which cost of revenues as a percentage of revenues were 93.8% for the three months ended June 30, 2008, had a significant impact on our revenue mix when compared to our historical operations. As a result, a greater portion of our revenues in 2008 have significantly lower contribution margins.

Gross profit

        Gross profit increased $15.4 million, or 33.7%, to $61.1 million for the three months ended June 30, 2008 from $45.7 million for the three months ended June 30, 2007. Our gross margin decreased to 13.3% in the 2008 period from 28.3% in the corresponding 2007 period. The increase in gross profit and the corresponding reduction in gross margin are primarily the result of our acquisition of RSMC, which significantly changed our revenue mix.

        Gross profit in our Federal Services segment decreased $1.6 million, or 15.0%, to $9.1 million for the three months ended June 30, 2008 from $10.7 million for the three months ended June 30, 2007. This decrease is primarily attributable to decreased gross profit from work we performed as a subcontractor on two contracts at the Hanford site.

        Gross profit in our Commercial Services segment increased $2.1 million, or 35.6%, to $8.0 million for the three months ended June 30, 2008 from $5.9 million for the three months ended June 30, 2007. The increase is primarily attributable to increased revenues from our liquid waste processing and spent fuel operations mostly due to increased volumes.

        Gross profit in our LP&D segment decreased $2.9 million, or 10.3%, to $25.2 million for the three months ended June 30, 2008 from $28.1 million for the three months ended June 30, 2007. This decrease is primarily the result of decreased revenues at our Clive, Utah facility as a result of a decrease in the volume of materials disposed at this facility.

        Gross profit in our International segment increased $17.8 million to $18.8 million for the three months ended June 30, 2008 from $977,000 for the three months ended June 30, 2007. This increase is primarily the result of our acquisition of RSMC.

Segment selling, general and administrative expenses

        Segment selling, general and administrative expenses in our Federal Services segment decreased $0.3 million to $2.8 million for the three months ended June 30, 2008 from $3.1 million for the three months ended June 30, 2007. The decrease is primarily attributable to decreased consulting and business development costs.

        Segment selling, general and administrative expenses in our Commercial Services segment increased $1.4 million to $1.8 million for the three months ended June 30, 2008 from $0.4 million for the three months ended June 30, 2007. The increase is primarily attributable to increases in incentives, stock compensation, wages and contract labor.

        Segment selling, general and administrative expenses in our LP&D segment increased $0.5 million to $2.6 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007 mostly due to increased labor costs related to business development activities.

        Segment selling, general and administrative expenses in our International segment increased $2.1 million to $5.0 million for the three months ended June 30, 2008 from $2.9 million for the three months ended June 30, 2007 primarily due to amortization expense associated with intangible assets of RSMC, which we acquired in June 2007, bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses of our UK operations.

        Total segment selling, general and administrative expenses as a percentage of revenues decreased to 2.6% for the three months ended June 30, 2008 from 5.3% for the same period for 2007 primarily due to increased revenues primarily related to our international segment without a corresponding percentage increase in selling, general and administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $3.4 million, or 23.6%, to $17.8 million for the three months ended June 30, 2008 from $14.4 million for the three months ended June 30, 2007. This increase is attributable to professional fees related to Sarbanes-Oxley compliance, stock-based compensation expense as a result of the options issued in connection with our initial public offering, insurance costs and investor relations costs offset by decreases related to the termination of management advisory fees previously paid to our equity sponsors in connection with our initial public offering and decreased legal, business development and marketing costs. As a percentage of revenue, corporate selling, general and administrative expenses decreased to 3.9% for the three months ended June 30, 2008 from 8.9% for the same period for 2007. The decrease in expenses as a percentage of revenues is primarily due to the significant increase in revenues primarily related to our international segment without a corresponding increase in corporate selling, general and administrative expenses.

Interest expense

        Interest expense decreased $4.1 million, or 26.8%, to $11.2 million for the three months ended June 30, 2008 from $15.3 million for the three months ended June 30, 2007. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Other income, net, decreased $168,000, or 41.0%, to $242,000 for the three months ended June 30, 2008 from $410,000 for the three months ended June 30, 2007. This amount primarily reflects losses attributable to foreign currency exchanges and a decline in the fair value of our derivative contracts. These decreases are offset by increases in interest income and our proportional share of income from two joint ventures in which we have a non-controlling interest.

Income taxes

        We recognized income tax expense of $7.2 million for the three months ended June 30, 2008 based on an estimated annual effective tax rate on our consolidated operations of 36.5%. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. As such, during the three months ended June 30, 2007, we recognized an income tax expense of $1.8 million attributable to net taxable income from our taxable subsidiaries acquired in 2006, primarily BNGA and Duratek.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

        Revenues increased $686.2 million, or 248.7%, to $962.1 million for the six months ended June 30, 2008 from $275.9 million for the six months ended June 30, 2007. This increase is primarily the result of our acquisition of RSMC, which increased revenues by $654.9 million, and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased revenues by $48.7 million. These increases are partially offset by decreased revenues in our Commercial Services and LP&D segment operations of $7.1 million and $5.9 million, respectively.

        Revenues in our Federal Services segment increased $45.6 million, or 63.2%, to $117.7 million for the six months ended June 30, 2008 from $72.1 million for the six months ended June 30, 2007. This increase is primarily attributable to revenues earned from the clean up of the Atlas mill tailings near Moab, Utah during the six months ended June 30, 2008 and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC. This increase was partially offset by decreased revenues from work we performed as a subcontractor on two contracts at the Hanford site.

        Revenues in our Commercial Services segment decreased $7.1 million, or 11.1%, to $56.8 million for the six months ended June 30, 2008 from $63.9 million for the six months ended June 30, 2007. This is primarily the result of decreased revenues from our utility services and engineering and technology projects due to completion of several projects. These decreases are offset by increased revenues of our commercial decommissioning services and liquid waste processing and spent fuel operations.

        Revenues in our LP&D segment decreased $5.9 million, or 4.8%, to $117.2 million for the six months ended June 30, 2008 from $123.1 million for the six months ended June 30, 2007. This decrease is mostly due to decreased revenues of $3.6 million at our Bear Creek, Tennessee facility and $2.9 million at our Clive, Utah facility as a result of decreased volumes of materials processed and disposed at these facilities.

        Primarily as a result of our acquisition of RSMC, revenues in our International segment increased $653.7 million to $670.4 million for the six months ended June 30, 2008 from $16.7 million for the six months ended June 30, 2007. We recognized $33.0 million of efficiency fees during the six months ended June 30, 2008.

Cost of revenues

        Cost of revenues increased $628.6 million, or 315.2%, to $828.0 million for the six months ended June 30, 2008 from $199.4 million for the six months ended June 30, 2007. This increase was primarily the result of our acquisition of RSMC, which increased cost of revenues by $602.6 million, and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased cost of revenues by $47.7 million. These increases are offset by decreased cost of revenues in our Commercial Services and LP&D segment operations of $15.9 million and $4.8 million, respectively.

        Cost of revenues in our Federal Services segment increased $47.8 million, or 90.7%, to $100.5 million for the six months ended June 30, 2008 from $52.7 million for the six months ended June 30, 2007. This increase is attributable to costs incurred for the clean up of the Atlas Mill tailings near Moab, Utah and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, during the six months ended June 30, 2008. This increase was partially offset by decreased cost of revenues from work we performed as a subcontractor on two contracts at the Hanford site.

        Cost of revenues in our Commercial Services segment decreased $15.9 million, or 29.9%, to $37.3 million for the six months ended June 30, 2008 from $53.2 million for the six months ended June 30, 2007. This decrease is primarily attributable to decreased costs of utility services and engineering and technology projects due to completion of several projects offset by increased costs in our liquid waste processing and spent fuel operations due to increased volumes.

        Cost of revenues in our LP&D segment decreased $4.8 million, or 6.2%, to $72.9 million for the six months ended June 30, 2008 from $77.7 million for the six months ended June 30, 2007. This decrease is primarily attributable to decreased equipment maintenance, demurrage costs and labor expenses due to decreased volumes of materials processed and disposed at our Bear Creek, Tennessee and our Clive, Utah facilities.

        Cost of revenues in our International segment increased $601.7 million to $617.4 million for the six months ended June 30, 2008 from $15.7 million for the six months ended June 30, 2007, primarily as a result of our acquisition of RSMC. Cost of revenues in our International segment consist of compensation and benefits to employees, travel expenses, outsourcing costs for subcontractor services and cost of goods purchased.

        Cost of revenues as a percentage of total revenues increased to 86.1% for the six months ended June 30, 2008 from 72.3% for the six months ended June 30, 2007. The acquisition of RSMC, for which cost of revenues as a percentage of revenues were 92.1% for the six months ended June 30, 2008, had a significant impact on our revenue mix when compared to our historical operations. As a result, a greater portion of our revenues in 2008 have significantly lower contribution margins.

Gross profit

        Gross profit increased $57.6 million, or 75.3%, to $134.1 million for the six months ended June 30, 2008 from $76.5 million for the six months ended June 30, 2007. Our gross margin decreased to 13.9% in the 2008 period from 27.7% in the corresponding 2007 period. The increase in gross profit and the corresponding reduction in gross margin are primarily the result of our acquisition of RSMC, which significantly changed our revenue mix.

        Gross profit in our Federal Services segment decreased $2.2 million, or 11.3%, to $17.2 million for the six months ended June 30, 2008 from $19.4 million for the six months ended June 30, 2007. This decrease is primarily attributable to decreased gross profit from work we performed as a subcontractor on two contracts at the Hanford site, partially offset by increased gross profit on the Isotek and Moab operations.

        Gross profit in our Commercial Services segment increased $8.8 million, or 81.5%, to $19.6 million for the six months ended June 30, 2008 from $10.8 million for the six months ended June 30, 2007. The increase is primarily attributable to increased revenues from our liquid waste processing and spent fuel operations mostly due to increased volumes and performance of large decontamination and decommissioning projects with higher margins.

        Gross profit in our LP&D segment decreased $1.1 million, or 2.4%, to $44.3 million for the six months ended June 30, 2008 from $45.4 million for the six months ended June 30, 2007. This decrease is primarily attributable to decreased revenues as a result of decreased volumes of materials processed and disposed at our facilities, partially offset by decreased equipment maintenance, demurrage costs and labor expenses due to decreased volumes of materials processed and disposed at our facilities.

        Gross profit in our International segment increased $52.1 million to $53.0 million for the six months ended June 30, 2008 from $977,000 for the six months ended June 30, 2007, primarily as a result of our acquisition of RSMC. Gross profit margin in our International segment was 7.9% for the six months ended June 30, 2008. The gross profit margin is higher for the six months ended June 30, 2008 than we expect in the second half of 2008 due to the recognition of approximately $33.0 million of efficiency fees during the six months ended June 30, 2008.

Segment selling, general and administrative expenses

        Segment selling, general and administrative expenses in our Federal Services segment decreased $1.0 million to $4.6 million for the six months ended June 30, 2008 from $5.6 million for the six months ended June 30, 2007. The decrease is primarily due to decreased labor and severance expenses related to the termination of a key employee during the first quarter of 2007 and decreased consulting and business development costs.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $1.4 million to $3.7 million for the six months ended June 30, 2008 from $5.1 million for the six months ended June 30, 2007. The decrease is primarily attributable to lower business development costs. During the six months ended June 30, 2007, Commercial Services incurred significant expenses related to our license stewardship contract with Exelon Generation Company, LLC.

        Segment selling, general and administrative expenses in our LP&D segment increased $1.0 million to $5.3 million for the six months ended June 30, 2008 from $4.3 million for the six months ended June 30, 2007 mostly due to increased labor costs related business development activities.

        Segment selling, general and administrative expenses in our International segment increased $6.2 million to $9.1 million for the six months ended June 30, 2008 from $2.9 million for the six months ended June 30, 2007. The increase is primarily due to amortization expense associated with intangible assets of RSMC, which we acquired in June 2007, bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses of our UK operations.

        Total segment selling, general and administrative expenses as a percentage of revenues decreased to 2.4% for the six months ended June 30, 2008 from 6.5% for the same period for 2007 primarily due to increased revenues primarily related to our international segment without a corresponding percentage increase in selling, general and administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $2.4 million, or 7.2%, to $35.8 million for the six months ended June 30, 2008 from $33.4 million for the six months ended June 30, 2007. This increase is attributable to professional fees related to Sarbanes-Oxley compliance, stock-based compensation expense as a result of the options issued in connection with our initial public offering, insurance costs and investor relations costs offset by decreases related to the termination of management advisory fees previously paid to our equity sponsors in connection with our initial public offering and decreased legal, business development and marketing costs. As a percentage of revenue, corporate selling, general and administrative expenses decreased to 3.7% for the six months ended June 30, 2008 from 12.1% for the same period for 2007. The decrease in expenses as a percentage of revenues is primarily due to the significant increase in revenues primarily related to our international segment without a corresponding increase in corporate selling, general and administrative expenses.

Interest expense

        Interest expense decreased $7.9 million, or 25.7%, to $22.8 million for the six months ended June 30, 2008 from $30.7 million for the six months ended June 30, 2007. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Other income (expense), net, decreased $2.4 million, or 426.0%, to an expense of $1.8 million for the six months ended June 30, 2008 from income of $0.6 million for the six months ended June 30, 2007. This amount primarily reflects losses attributable to foreign currency exchanges and a decline in the fair value of our derivative contracts. These decreases are offset by increases in interest income and our proportional share of income from four joint ventures in which we have a non-controlling interest.

Income taxes

        We recognized income tax expense of $18.3 million for the six months ended June 30, 2008 based on an estimated annual effective tax rate on our consolidated operations of 36.5%. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. As such, during the six months ended June 30, 2007, we recognized an income tax benefit of $652,000 attributable to a net taxable loss from our taxable subsidiaries acquired in 2006, primarily BNGA and Duratek.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of June 30, 2008, our principal sources of liquidity consisted of $42.2 million of cash and cash equivalents and $60.7 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $14.3 million of outstanding letters of credit. We also have a synthetic letter of credit facility of $100.0 million, from which $99.9 million of letters of credit were issued as of June 30, 2008.

        During the six months ended June 30, 2008, our cash and cash equivalents increased $5.9 million, to $42.2 million. This compares to an increase in cash and cash equivalents of $21.7 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we had net cash inflows from operating activities of $46.4 million primarily due to net income plus depreciation and amortization expense and increased accounts payable and accrued expenses and other current liabilities partially offset by increased accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and prepaid expenses and other current assets. This was offset by net cash outflows from investing and financing activities of $5.7 million and $35.5 million, respectively, related primarily to purchases of property, plant and equipment, the repayment of long-term debt and dividends paid to stockholders.

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

Capital Expenditures

        We had capital expenditures of $5.7 million and $3.5 million for the six months ended June 30, 2008 and 2007, respectively. We expect capital expenditures for the year ending December 31, 2008 will be approximately $37.0 million, relating primarily to required equipment for the Atlas mill tailings contract awarded to us in June 2007 and maintenance at our facilities.

Credit Facilities

        We have entered into credit facilities with Citicorp North America, Inc., or CNAI, as administrative agent and collateral agent, which we refer to collectively in this Form 10-Q as our "credit facilities." The credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, $770.0 million first lien term loan facilities, which mature on June 7, 2013, a $100.0 million synthetic letter of credit facility, which matures on June 7, 2013.

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

        We are generally required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of debt obligations other than specified debt obligations and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of June 30, 2008, we are required to make a mandatory prepayment of approximately $0.2 million by August 14, 2008.

        As of June 30, 2008, the weighted average interest rate under our credit facilities was 5.47%. At this rate and assuming an outstanding balance of $577.0 million as of June 30, 2008, our annual debt service obligations would be $37.6 million, consisting of $31.6 million of interest and $6.0 million of scheduled principal payments. However, due to optional prepayments made through June 30, 2008, only $1.5 million of our scheduled payments are currently due within the next year.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of consolidated funded debt, first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as of June 30, 2008, we are required to maintain a maximum leverage ratio and a first lien leverage ratio of 4.75 and 4.25, respectively, and minimum cash interest coverage ratio of 2.50. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of June 30, 2008, we performed the calculations associated with these financial covenants and determined that we were in compliance with them.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of up to $30.0 million under the first lien credit facilities in the fiscal year ending December 31, 2007 and in any fiscal year thereafter, plus the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the prior fiscal year. Our permitted maximum annual capital expenditures for 2008 is $45.0 million. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. As of June 30, 2008, we were in compliance with all of our covenants and other obligations under the credit facilities.

Amendment Agreements

        On December 11, 2007, we entered into an Asset Sale Agreement (the "Asset Sale Agreement") with Exelon Generation Company, LLC ("Generation"), ZionSolutions, LLC ("ZionSolutions") and EnergySolutions, LLC ("ES LLC") regarding the decommissioning of Generation's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. ZionSolutions is a wholly owned subsidiary of ES LLC.

        Pursuant to the Asset Sale Agreement, Generation will transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Generation's transfer of those assets, ZionSolutions will assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions will take possession and control of the land associated with the Zion Station pursuant to a Lease Agreement with Generation, to be executed at the closing. Under the Lease Agreement, ZionSolutions will commit to complete the required decommissioning work according to an established schedule and will construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station.

        Pursuant to the Asset Sale Agreement and in connection with the lease of the land and the transfer of the Zion Station assets to ZionSolutions at the closing of the transaction, the parties will enter into various other agreements to ensure the performance of the obligations of ZionSolutions under its contracts to complete the required decommissioning and other work. In particular, we and ES LLC have agreed to execute a Credit Support Agreement pursuant to which we and it will deliver a letter of credit in the face amount of $200.0 million, which will be held by Generation. The occurrence of specified events of default would allow Generation to draw upon the letter of credit.

        On July 16, 2008, we and ES LLC entered into an Amendment Agreement (the "ES Amendment Agreement") with Citigroup Global Markets Inc., Citicorp North America, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc., JP Morgan Chase Bank, N.A. and certain lenders party to the Second Amended and Restated Credit Agreement, dated as of June 7, 2006 (as subsequently amended, the "Existing ES Credit Agreement"), among ES LLC, as the borrower, Citicorp North America, Inc., as the administrative agent, and other parties party thereto. The ES Amendment Agreement provides that the Existing ES Credit Agreement shall be amended and restated in its entirety upon satisfaction of certain conditions.

        On July 16, 2008, Duratek, Inc. ("Duratek"), our wholly owned subsidiary entered into an Amendment Agreement (the "Duratek Amendment Agreement" and, together with the ES Amendment Agreement, the "Amendment Agreements") with Citigroup Global Markets Inc., Citicorp North America, Inc., and certain lenders party to the Credit Agreement, dated as of June 7, 2006 (as subsequently amended, the "Existing Duratek Credit Agreement"), among Duratek, as the borrower, Citicorp North America, Inc., as the administrative agent, and other parties party thereto. The Duratek Amendment Agreement provides that the Existing Duratek Credit Agreement shall be amended and restated in its entirety upon satisfaction of certain conditions.

        The Existing ES Credit Agreement and the Existing Duratek Credit Agreement are collectively referred to herein as the "credit facilities."

        The amended and restated credit facilities were sought (a) to allow us to provide for a new letter of credit facility in the aggregate principal amount of $200.0 million (the "Zion letter of credit facility") pursuant to the Asset Sale Agreement and (b) to return the existing synthetic letters of credit facility deposits and make term letter of credit facility loans in the aggregate principal amount of $100.0 million for which we will maintain restricted cash equal to the amount of the facility. The new term letter of credit facility and the restricted cash amount will be reflected on our consolidated balance sheet.

        The Amendment Agreements provide that the amended and restated credit facilities will include letter of credit fees of 2.50% with respect to letters of credit issued under each of the revolving loan facility and the Zion letter of credit facility. In addition, the Amendment Agreements provide that the amended and restated credit facilities will provide for interest rates on loans as follows: (i) with respect to any term loan, (x) LIBOR plus 2.50% (or LIBOR plus 2.00% when the leverage ratio is less than 2.0 to 1.0) or (y) the base rate plus 1.25% (or the base rate plus 1.00% when the leverage ratio is less than 2.0 to 1.0), (ii) with respect to any revolving loan, (x) LIBOR plus 2.50% or (y) the base rate plus 1.25%, and (iii) with respect to any term letter of credit facility loan, LIBOR plus 2.50% (or LIBOR plus 2.00% when the leverage ratio is less than 2.0 to 1.0).

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent, including those related to approval for the transactions contemplated by the Asset Sale Agreement. We expect that such conditions precedent shall be fulfilled by the end of the third quarter of 2008 or soon thereafter.

        Subsequent to June 30, 2008, we have paid fees of approximately $6.4 million to the lenders to obtain the Amendment Agreements, which will be amortized over the remaining term of the credit facilities. In addition, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over one year, which is the term of the Zion letter of credit facility.

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures at June 30, 2008.

        As of June 30, 2008, we had outstanding floating-rate term loans of $577.0 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans to mitigate our exposure to fluctuations in interest rate changes. Accordingly, we entered into a swap agreement effective July 1, 2005. As of June 30, 2008, the swap agreement had a notional amount of $513.0 million and a fair value liability of approximately $2.8 million.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of June 30, 2008, we had $99.9 million in letters of credit which are issued under our synthetic letter of credit facilities and $14.3 million in letters of credit which are issued under the revolving portion of our credit facility. As of June 30, 2008, we had $27.7 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of June 30, 2008, the closure and post-closure state regulatory requirements for our facilities were $144.8 million, which amount is not determined on the same basis as the asset retirement obligation calculated under SFAS No. 143, Accounting for Asset Retirement Obligations.

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

Disclosure of Impact of Recently Issued Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. While SFAS No. 161 will have no impact on our financial condition, results of operations and cash flows, management is currently evaluating the changes in disclosure requirements.

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

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of June 30, 2008, we had outstanding floating-rate term loan debt of $577.0 million, of which $1.7 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective July 1, 2005. As of June 30, 2008, the swap agreement had a notional amount of $513.0 million and a fair value liability of approximately $2.8 million. A hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at June 30, 2008 approximately $2.3 million.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2008, would cause a change in consolidated net assets of approximately $116,000 and a change in gross profit of approximately $5.2 million, primarily due to GBP-denominated exposures. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As of June 30, 2008, our foreign currency derivatives had a fair value liability of approximately $1.7 million.

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

        There were no changes to our control over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

        As previously reported, we have engaged in discussions with Sogin, SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. Our pending license application with the Nuclear Regulatory Commission (NRC) to import material from Italy, to process it at our facility in Tennessee and to dispose the residual material at our Clive facility in Utah has generated local and national expressions of opposition. We believe our license application is consistent with all applicable laws and regulations and with past practices. Moreover, the Italian material—metals, paper and clothing—is the same type of material that we handle every day from the domestic nuclear industry.

        The NRC has issued numerous licenses over the past ten years allowing the importation of LLRW to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive Facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom.

        The States of Tennessee and Utah have confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those States. However, the Governor of the State of Utah announced on April 23, 2008, that he would send his representative to the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the "Northwest Compact") to vote against any proposal that would allow us to receive international waste at our Clive facility.

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

        At the Northwest Compact meeting on May 8, 2008, the representatives of the eight member States of the Northwest Compact unanimously adopted a clarifying resolution proposed by the Utah committee member, clarifying that the Northwest Compact has never adopted a resolution permitting us to receive international waste at our Clive facility. We continue to believe that the Northwest Compact does not have regulatory authority over our Clive facility, and that neither the U.S. Constitution nor Federal law permits the Northwest Compact, to prohibit us from receiving international waste at our Clive facility. We therefore intend to vigorously prosecute this declaratory judgment action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative during fiscal 2008.

        In addition, on June 10, 2008, the State of Utah filed a timely petition with the NRC opposing issuance of our import and export licenses and requesting that the NRC conduct a hearing. Separately, on June 10, 2008, multiple organizations, most of which are from Tennessee, filed a petition that also opposes the licenses and requests that the NRC conduct a hearing in "Middle Tennessee." On July 10, 2008, we filed answers with the NRC opposing the petitions and hearing requests. The NRC is expected to decide whether or not to conduct a hearing in the near future.

Item 1A.    Risk Factors.

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

  •
  executive action; and

  •
  legislative action.

        In addition, if new environmental legislation or regulations are enacted or existing laws or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Changes in requirements imposed by our environmental or other permits may lead us to incur additional expenses by requiring us to change or improve our waste management technologies and services to achieve and maintain compliance. There can be no assurance that we will be able to meet all potential regulatory changes.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us.

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups frequently oppose the operation of disposal sites for radioactive materials such as our Clive, Utah and Barnwell, South Carolina facilities. For example, public interest groups and the governor of Utah recently have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. If any efforts to limit our operations at these or any of our other current or future facilities were successful, then our business would suffer.

        Opposition by third parties to particular projects can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. Adverse public reaction to developments in the use of nuclear power or the disposal of radioactive materials, including any high profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more, contributing to the result that no new reactor has been ordered since the 1970s. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

        In addition, we may seek to address public and political opposition to our business activities through voluntary limitations on our operations. For example, as part of our response to public statements made by public interest groups and the governor of Utah regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility, we voluntarily agreed with the governor to withdraw a request for a license amendment to increase our capacity at our Clive facility. We are also experiencing both local and national expressions of opposition to the importation of LLRW from international sources, including opposition articulated in U.S. congressional proposals and from the Northwest Interstate Compact on Low-Level Radioactive Waste Management, or the Northwest Compact. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, was created pursuant to a federal statute that enables states to enter into interstate compacts for the purposes of managing LLRW. In response to this opposition, we have volunteered to limit the amount of foreign LLRW accepted at our Clive facility to a maximum of 5% of the total remaining facility capacity. We also have filed a declaratory judgment action in the U.S. District Court in Utah seeking an order that the Northwest Compact does not have jurisdictional or regulatory authority over our Clive facility and that the Northwest Compact may not discriminate between domestic and foreign materials. Our actions to diffuse public and political opposition to our business can divert time and resources away from our core business operations and strategies, and failure to achieve the intended results of our actions may have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the continued operation of our Clive, Utah facility.

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 14.2% and 6.8% of our revenues for the year ended December 31, 2007 and the six months ended June 30, 2008, respectively. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, can affect our ability to operate the facility. Actions by states or the federal government may affect facility capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted authority over our Clive facility and restrictions over our ability to import foreign LLRW for disposal at the facility. Such actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

        Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business, and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly and may not meet our financial guidance or published analyst forecasts, which could have a negative effect on the price of our common stock.

        Our quarterly operating results may fluctuate significantly because of a number of factors, many of which are outside our control, including:

  •
  the seasonality of our contracts, the spending cycle of our government customers and the spending patterns of our commercial customers;

  •
  the number and significance of projects commenced and completed during a quarter;

  •
  uncertainty in timing for receiving government contract awards;

  •
  our contract with the NDA, under which we generally recognize most efficiency fees in the first calendar quarter of each year;

  •
  the adoption of a proposed NRC rule change allowing the use of decommissioning funds to dispose of large components;

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

        Fluctuations in quarterly results, lower than anticipated revenues or our failure to meet financial guidance or published analysts' forecasts could have a negative effect on the price of our common stock.

Our international operations involve risks that could have a material adverse effect on our results of operations.

        For the year ended December 31, 2007, we derived 49.5% and 4.1% of our revenues and operating income, respectively, and for the six months ended June 30, 2008, we derived 69.7% and 58.1% of our revenues and operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

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

        Our facilities are also subject to political actions by government entities which can reduce or completely curtail their operations. For example, the State of South Carolina closed the Barnwell disposal site on July 1, 2008 to customers outside of the Atlantic Compact States of South Carolina, New Jersey and Connecticut. Although we do not expect the Barnwell closure to be significant to our revenues or net income, political pressures to reduce or curtail other operations could have a material adverse effect on our results of operations.

Our life-of-plant contracts may not remain effective through a nuclear power plant's decontamination and decommissioning.

        Although our life-of-plant contracts are intended to provide us with revenue streams from the processing and disposal of substantially all LLRW and MLLW generated over the remaining lives of nuclear power plants operated by our commercial power and utility customers, and ultimately waste disposal revenue streams when the plants are shut down, these contracts may not actually remain effective for that entire period. A typical "life-of-plant" contract may terminate before D&D because the contract may:

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

        We must be successful in winning new business mandates from our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract. For example, during 2005, we were the primary subcontractor to Kaiser-Hill Company, LLC for the transportation and disposal of LLRW, MLLW and other contaminated materials from the DOE's Rocky Flats Environmental Technology site near Denver, Colorado. Pursuant to this contract, we generated $105.4 million of revenues during 2005. The DOE declared the clean-up complete in October 2005, and we have not generated significant revenues from Rocky Flats since 2005.

        Our business strategy includes bidding on government contracts as a lead prime contractor in a consortium. We expect to bid on a significant portion of the approximately $25.8 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional nuclear services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

We may fail to win re-bids in the United Kingdom for the Southern and Northern Region decommissioning contracts currently held by our subsidiary RSMC.

        The current NDA contracts held by RSMC through its subsidiary, Magnox Electric, in relation to the Southern Region sites and Northern Region sites may be put out for re-bid ahead of their termination dates, currently expected to be within the next two years. During the contract year ended March 31, 2008, RSMC recognized revenues of $1.1 billion from these contracts. We expect the competition for these contracts to be intense, and our failure to win the re-bid of either or both contracts would have a material adverse effect on our results of operations. Furthermore, we intend to pursue these re-bids in partnership with other contractors. For instance, we have entered into an agreement to team with Jacobs Engineering Corporation to re-bid on the Southern Region pursuant to which Jacobs would be a 35% partner. Our failure to win the re-bids could have an adverse effect on our business and results of operations. Even if we win the re-bid, the participation of a partner could reduce our profits from these contracts. In addition, any limitations on our ability to import international waste to our Clive facility could reduce one of our competitive advantages in competing for these contracts. See "—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us."

The loss of one or a few customers could have an adverse effect on us.

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2007 revenues). For the year ended December 31, 2007 and the six months ended June 30, 2008, 48.6% and 69.3%, respectively, of our revenues were from contracts funded by the NDA. In addition, in 2007, we had contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the year ended December 31, 2007 and the six months ended June 30, 2008, 16.7% and 9.0%, respectively, of our revenues were from contracts funded by the DOE. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

The elimination or any modification of the Price-Anderson Act's indemnification authority could have adverse consequences for our business.

        In the United States, the Atomic Energy Act of 1954, as amended, or the AEA, comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract for a licensed power plant or under a DOE prime contract or transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

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

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of private and government entities to make expenditures on nuclear services may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly funding levels at the NDA or DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, the U.K. government reduced funding to the NDA in 2007 compared to 2006. The NDA has stated that the Magnox North and Magnox South sites, for which we are currently a prime contractor, may receive reduced funding allocations in the future so that the NDA may address other sites that contain more hazardous materials that pose a greater degree of risk. In addition, it is likely that Congress will not pass a fiscal year 2009 appropriations bill until a new administration takes office, which may delay spending on new government contracts.

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

  •
  these contracts may require us to post letters of credit or surety bonds that we may be unable to obtain on reasonable terms, or at all;

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

        We are engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national and regional firms with nuclear services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for nuclear service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits. In the event that a competitor is able to obtain the necessary permits, licenses and approvals to operate a new commercial LLRW disposal site, our business could be adversely affected. For example, Waste Control Specialists LLC, or WCS, filed a license application in August 2004 for an LLRW disposal facility in Andrews County, Texas. In late 2007, the State of Texas issued a draft LLRW license to WCS. Under the terms of the draft license, WCS is prohibited from accepting more than 20% of the volume shipped to the WCS site from outside the Texas Interstate Compact on Low-Level Radioactive Waste Management, which includes only Texas and Vermont. This license contained several contingencies that must be resolved prior to the issuance of the final license, including a requirement that the DOE assume all rights, title, and interest in the land, buildings and waste located at the facility that would be used to dispose of waste received from federal government sites. We cannot predict whether WCS will successfully resolve the contingencies related to the draft LLRW license, or whether the State of Texas will issue a final license to WCS. In addition, WCS recently received a separate license to permanently dispose of 11e(2) materials at its facility.

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

        Fixed-price contracts require us to perform all work under the contract for a specified lump-sum. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Our Zion license stewardship agreement is a fixed-price contract. Until the license to operate Zion is transferred to us, we are at risk for costs we incur in connection with our work on this contract.

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

        Our growth strategy includes selective acquisitions of other nuclear services businesses, both domestic and international, that enhance our existing portfolio of services and strengthen our relationships with our government and commercial customers. In 2007, we completed the acquisitions of RSMC, Parallax, NUKEM and Monserco. From time to time, we may consider additional acquisitions, which, if consummated, could be material. We cannot give any assurance as to whether any such transaction could be completed or as to the price, terms or timetable on which we may do so. If we are able to consummate any such acquisition, it could result in dilution of our earnings, an increase in indebtedness or other consequences that could be adverse.

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

        Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. We have chosen to perform our annual impairment reviews of goodwill at the end of the first quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions towards our facilities and other factors. If the fair market value of our reporting units is less than their book value, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, changes in technology and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

        In June 2006, we acquired Duratek for an aggregate purchase price of $440.8 million. Goodwill recognized for this acquisition was $309.6 million. We paid a premium in excess of the fair value of $216.9 million. We were willing to pay this premium as a result of our identification of significant synergies that we expect to realize through the acquisition. However, if we determine that we are not able to realize these expected synergies and determine that the fair value of the assets acquired is less than the book value of those assets, then we would have to recognize an impairment to goodwill as a current-period expense. Because of the significant amount of goodwill recognized in the Duratek acquisition, an impairment of that goodwill could result in a material expense and could result in a decrease in the market price of our common stock.

        As of June 30, 2008, we had $526.3 million of goodwill and $370.3 million of finite-lived intangible assets. Our goodwill and other intangible assets collectively represented 51.9% of our total assets of $1.7 billion as of June 30, 2008.

We have substantial debt, which could adversely affect our financial condition and otherwise adversely affect our business and growth prospects.

        As of June 30, 2008, the outstanding balance under our credit facilities was $577.0 million. Our substantial debt could have important consequences to us, including the following:

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

        Borrowings under our credit facilities bear interest at variable rates. As of June 30, 2008, the weighted average interest rate under our credit facilities was 5.47%. At this rate and assuming an outstanding balance of $577.0 million as of June 30, 2008, our annual debt service obligations would be $37.6 million. Based on the amount of debt outstanding and the interest rate at June 30, 2008, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.8 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

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

        We currently have equity interests in joint ventures and may enter into additional joint ventures in the future. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

Letters of credit and adequate bonding are necessary for us to win certain types of new work.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon Corporation regarding the decommissioning of its Zion nuclear facility located in Zion, Illinois, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2008, we had $99.9 million in letters of credit which are issued under our synthetic letter of credit facility, $14.3  million in letters of credit which are issued under the revolving portion of our credit facility and $27.7 million in surety bonds outstanding.

Because we publish earnings guidance for our company, our common stock may be subject to increased volatility and we may be subject to lawsuits by investors.

        Because we publish earnings guidance, we are subject to a number of risks. Based on the timing of winning key contracts, regulatory decision making and other uncertainties relating to assumptions that management makes in calculating our expected financial results, actual results may vary from the guidance we provide investors. Our stock price may decline following an announcement of disappointing earnings or earnings guidance or if we revise our earnings guidance downward as the estimates and assumptions we make in calculating guidance become more certain. In addition, our earnings guidance reflects our assumptions regarding future performance, including, among other things, the likelihood of securing and performing work under new contracts. If we fail to secure and perform work under contracts in accordance with our assumptions, we may be unable to achieve our earnings guidance. Some companies that have made downward revisions to their earnings guidance or did not meet the guidance provided have been subject to lawsuits by investors. Even if such lawsuits are dismissed or have no merit, they may be costly and may divert management attention and other resources away from our business, which could harm our business and the price of our common stock.

If securities or industry analysts stop publishing research or reports about our business, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price could decline.

        The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

        In connection with our initial public offering in November 2007, we became obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

  •
  prepare and distribute periodic public reports and other shareholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

  •
  create or expand the roles and duties of our board of directors and committees of the board;

  •
  institute more comprehensive financial reporting and disclosure compliance functions;

  •
  involve and retain to a greater degree outside counsel and accountants in the activities listed above;

  •
  enhance our investor relations function; and

  •
  establish new internal policies, including those relating to disclosure controls and procedures.

        These changes require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could adversely affect our business or operating results. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

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

        We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If, as a public company, we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

        In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

If our independent registered public accounting firm identifies a material weakness in our internal controls and such material weakness is not properly remediated, it could result in material misstatements of our financial statements in future periods.

        In 2007, our independent registered public accounting firm reported to our board of directors, and may report in the future, a material weakness in our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        The material weakness, which was identified in connection with the review of our September 30, 2007 interim financial statements, related to our financial statement close process and resulted in a material error in our accounting for a foreign currency derivative transaction, which is recorded in other income (expense), net, in our consolidated statements of operations. Specifically, this material weakness resulted from an error in recording a journal entry and inadequate review of the journal entry after it was made.

        While management remediated the material weakness by implementing additional formal policies and procedures and by increasing management review and oversight over the financial statement close and reporting processes, additional material weaknesses in our internal controls may be discovered in the future. As such, we may be unable to provide required financial information in a timely and reliable manner, or otherwise comply with the standards applicable to us as a public company, and our management may not be able to report that our internal control over financial reporting is effective for the year ending December 31, 2008 or thereafter, when we are required to comply with Section 404 of the Sarbanes-Oxley Act. There could also be a negative reaction in the markets due to a loss of investor confidence in us and the reliability of our financial statements and, as a result, our business may be harmed and the price of our common stock may decline.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held on June 23, 2008. Stockholders elected for the ensuing year all of the director nominees, ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2008 and approved the proposed Executive Bonus Plan for senior officers.

        The voting results were as follows:

	Votes For	Votes Against	Abstain
Management Proposals
Ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm for 2008.	83,362,119	307,724	1,511
Approval of the Executive Bonus Plan for senior officers.	72,904,131	10,747,930	19,293

	Votes For	Withheld
Election of Directors
Jordan W. Clements	72,214,556	11,456,798
R Steve Creamer	73,736,198	9,935,156
E. Gail de Planque	83,003,899	667,455
J.I. "Chip" Everest, II	72,254,480	11,416,874
Alan E. Goldberg	72,891,377	10,779,977
Lance L. Hirt	72,214,556	11,456,798
Robert D. Lindsay	72,891,377	10,779,977
Robert J.S. Roriston	72,214,556	11,456,798
Andrew S. Weinberg	72,398,880	11,272,474
David B. Winder	83,004,099	667,255

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August, 2008.

ENERGYSOLUTIONS, INC.
By:	/s/ PHILIP O. STRAWBRIDGE Philip O. Strawbridge Executive Vice President and Chief Financial Officer