Form 10-Q
period 2008-09-30
EnergySolutions, Inc.
filed 2008-11-13
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or
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

        As of October 31, 2008, 88,303,500 shares of registrant's common stock were outstanding.

 ENERGYSOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended September 30, 2008

i

 PART I

  Item 1. Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(in thousands of dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,900	$36,366
Restricted cash	—	3,995
Accounts receivable, net of allowance for doubtful accounts	241,182	366,083
Costs and estimated earnings in excess of billings on uncompleted contracts	65,228	41,243
Income tax receivable	17,773	26,163
Inventories	9,998	10,851
Prepaid expenses and other current assets	48,818	20,981

Total current assets	442,899	505,682
Property, plant and equipment, net	102,571	110,688
Goodwill	526,532	526,040
Other intangible assets, net	363,714	383,812
Restricted cash and decontamination and decommissioning deposits	34,517	30,559
Other noncurrent assets	107,846	68,169

Total assets	$1,578,079	$1,624,950

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$11,329	$1,557
Accounts payable	91,283	155,663
Accrued expenses and other current liabilities	204,701	233,588
Deferred income taxes	1,402	1,402
Unearned revenues	40,408	43,733

Total current liabilities	349,123	435,943
Long-term debt, less current portion	565,427	605,410
Pension liability	78,249	44,540
Facility and equipment decontamination and decommissioning liabilities	68,369	69,543
Deferred income taxes	56,169	53,504
Other noncurrent liabilities	6,493	10,619

Total liabilities	1,123,830	1,219,559

Minority interests	852	68

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,303,500 shares issued and outstanding	883	883
Additional paid-in capital	471,794	471,075
Accumulated other comprehensive income (loss)	3,135	(1,429)
Capital deficiency	(22,415)	(65,206)

Total stockholders' equity	453,397	405,323

Total liabilities and stockholders' equity	$1,578,079	$1,624,950

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2008 and 2007

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$419,453	$388,895	$1,381,551	$664,753
Cost of revenues	363,462	332,758	1,191,466	532,127

Gross profit	55,991	56,137	190,085	132,626
Selling, general and administrative expenses	30,779	29,092	89,290	80,432

Income from operations	25,212	27,045	100,795	52,194
Interest expense	(9,204)	(21,074)	(32,043)	(51,785)
Other income (expenses), net	(72)	(1,961)	(1,891)	(1,403)

Income (loss) before income taxes and minority interests	15,936	4,010	66,861	(994)
Minority interests	207	—	907	—
Income tax expense	4,827	3,786	23,164	3,134

Net income (loss)	$10,902	$224	$42,790	$(4,128)

Net income per share—see note 8:
Basic	$0.12		$0.48

Diluted	$0.12		$0.48

Shares used to calculate net income per share:
Basic	88,303,500		88,303,500
Diluted	88,312,311		88,310,791
Pro forma net income (loss) per share—see note 8:
Basic		$0.03		$(0.01)

Diluted		$0.03		$(0.01)

Shares used to calculate pro forma net income (loss) per share:
Basic		75,150,000		75,150,000
Diluted		75,150,000		75,150,000
Cash dividends declared per common share	$0.025	$—	$0.075	$—

Comprehensive income (loss):
Net income (loss)	$10,902	$224	$42,790	$(4,128)
Foreign currency translation adjustment	3,863	(1,686)	4,228	(1,409)
Change in unrecognized actuarial loss	—	—	336	—

Comprehensive income (loss)	$14,765	$(1,462)	$47,354	$(5,537)

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$42,790	$(4,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	907	—
Depreciation and amortization	34,688	31,632
Equity-based compensation expense	7,388	2,121
Deferred income taxes	2,814	—
Amortization of debt financing fees and debt discount	2,516	2,773
Loss on disposal of property, plant and equipment	709	4
Unrealized loss on derivative contracts	3,341	3,927
Changes in operating assets and liabilities:
Accounts receivable	107,828	65,084
Costs and estimated earnings in excess of billings on uncompleted contracts	(23,878)	19,152
Income tax receivable	8,389	—
Inventories	572	163
Prepaid expenses and other current assets	(33,458)	11,492
Accounts payable	(56,167)	(13,001)
Accrued expenses and other current liabilities	(10,996)	(34,791)
Unearned revenues	(3,272)	(12,885)
Facility and equipment decontamination and decommissioning liabilities	1,202	2,205
Restricted cash and decontamination and decommissioning deposits	2,309	38,184
Other noncurrent assets	(43,100)	(1,801)
Other noncurrent liabilities	37,048	2,707

Net cash provided by operating activities	81,630	112,838

Cash flows from investing activities
Purchases of businesses, net of cash acquired	—	(196,400)
Purchases of property, plant and equipment	(9,731)	(5,642)
Purchases of intangible assets	(351)
Proceeds from disposition of property, plant and equipment	33	—

Net cash used in investing activities	(10,049)	(202,042)

Cash flows from financing activities
Repayments of long-term debt	(30,210)	(84,000)
Borrowings of long-term debt	—	200,000
Net borrowings (repayments) under revolving credit facility	—	(3,000)
Dividends/distributions to stockholders	(6,623)	(8,918)
Distributions to minority interests partners	(595)	—
Settlement of interest rate derivative contract	(1,455)	—
Repayments of capital lease obligations	(1,165)	(919)
Debt financing fees	(6,434)	(6,701)

Net cash provided by (used in) financing activities	(46,482)	96,462

Effect of exchange rate on cash	(1,565)	(787)

Net increase in cash and cash equivalents	23,534	6,471
Cash and cash equivalents, beginning of period	36,366	4,641

Cash and cash equivalents, end of period	$59,900	$11,112

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Description of Business

        Envirocare of Utah, Inc., our predecessor, was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, our predecessor converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC ("ENV Holdings"), our former parent. In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the Decontamination and Decommissioning ("D&D") division of Scientech, LLC ("Scientech") in October 2005, BNG America, LLC ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. ("Safeguard") in December 2006, Parallax, Inc. ("Parallax") in January 2007, Reactor Sites Management Company Limited ("RSMC") in June 2007, NUKEM Corporation ("NUKEM") in July 2007, and Monserco Limited ("Monserco") in December 2007. The operations of such acquisitions are included in our results of operations from the dates of acquisitions.

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

        On July 30, 2008, we completed a secondary public offering of 35 million shares of common stock offered by ENV Holdings, as selling stockholder. The underwriters of the offering subsequently exercised their over-allotment option and purchased 5,250,000 additional shares of common stock from ENV Holdings. Following completion of these transactions, ENV Holdings LLC remains the owner of approximately 16.7% of our outstanding shares of common stock. We did not receive any proceeds from the sale of shares by ENV Holdings and recognized expenses of $1.3 million and $1.8 million for the three and nine months ended September 30, 2008, respectively.

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the UK. RSMC, through its subsidiary Magnox Electric Ltd., holds the contracts and licenses to operate and decommission 10 nuclear sites with 22

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) Description of Business (Continued)

reactors in the UK on behalf of the NDA, the government body responsible for the clean up and decommissioning of the UK nuclear sites.

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

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that can be expected for the full year.

        Effective March 14, 2008, we obtained majority voting rights for one of our minority-owned joint ventures. Accordingly, we have consolidated its operations in our consolidated financial statements from March 14, 2008. We recorded minority interests which reflect the portion of the earnings of operations which are applicable to other minority interest partners.

        Certain amounts for prior periods have been reclassified to conform to the current year presentation.

(3) Inventories

        Inventories consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands of dollars)
Parts and supplies	$521	$892
Work in process	1,826	2,904
Finished goods	7,651	7,055

	$9,998	$10,851

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) Goodwill

        Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually.

        Goodwill is tested at the reporting unit level at least annually for impairment and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires a two-step impairment test. In the first step, we determine the fair value of the reporting unit using a discounted cash flow valuation model and compare the fair value to the reporting unit's carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed the first step of the impairment test for our reporting units with goodwill as of our annual impairment testing date of March 31, 2008. Based on our valuation procedures, we determined that the fair value of each reporting unit exceeded its carrying value. As such, we were not required to complete the second step of the impairment test and no impairment was recognized. In addition, due to possible indicators of impairment, we performed an interim impairment test as of September 30, 2008 and concluded the fair value of each reporting unit exceeded its carrying value; thus, no impairment was recognized.

(5) Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. In accordance with this staff position, we adopted the provisions of SFAS No. 157 that became effective at the beginning of fiscal year 2008 with respect to financial assets and liabilities, which did not have an impact on our financial position, results of operations or cash flows. We will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009, which is not expected to have a material impact on our financial position, results of operations or cash flows.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) Fair Value Measurements (Continued)

        As of September 30, 2008, we had no assets or liabilities considered to be Level 1 or Level 3. The following table discloses the Level 2 fair value of our interest rate and foreign currency derivative contracts outstanding at September 30, 2008:

September 30, 2008
(in thousands of dollars)
Assets
Fair value of derivative contracts—short term	$4,380
Liabilities
Fair value of derivative contracts—short term	1,636

(6) Senior Credit Facilities

        On June 7, 2006, we entered into a five-year, $75.0 million revolving credit facility, seven-year, $770.0 million term loan facilities and a seven-year, $25.0 million synthetic letter of credit facility. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $17.0 million were issued as of September 30, 2008. The credit agreements governing these facilities were amended on February 9, 2007 to increase the size of the synthetic letter of credit facility from $25.0 million to $100.0 million, of which $99.9 million were issued as of September 30, 2008. The credit facilities are secured by substantially all of our assets. As of September 30, 2008, we were in compliance with all of our covenants and other obligations under the credit facilities.

        Borrowings under the credit facilities bear interest at a base rate (the greater of the Prime Rate or 0.5% higher than the Federal Funds Rate) plus an applicable margin or, at our option, the London Interbank Offered Rates ("LIBOR"), adjusted for the Eurodollar reserve percentage, plus an applicable margin. The applicable margin for base rate and LIBOR loans is 2.25%. As of September 30, 2008, the interest rate of borrowings under the term loan facility is 5.47%.

        During the nine months ended September 30, 2008 and 2007, we made principal repayments totaling $30.2 million and $84.0 million, respectively, on the outstanding term loans. During the nine months ended September 30, 2008 and 2007, we made cash interest payments of $24.4 million and $49.6 million, respectively. As of September 30, 2008, we had mandatory principal repayments based on our excess cash flow and scheduled repayments of $11.3 million due within the next 12 months, of which $10.0 million was paid on November 7, 2008.

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. As of September 30, 2008, the interest rate derivative had a notional amount of $457.0 million and a fair value liability of $1.4 million. As of December 31, 2007, the interest rate derivative had a notional amount of $491.0 million and a fair value liability of $600,000. The interest rate derivative fair value liability is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

Amendment Agreements

        On December 11, 2007, we, through our subsidiary ZionSolutions, LLC ("ZionSolutions"), entered into an agreement (the "Zion Agreement") with Exelon Generation Company, LLC ("Generation") to dismantle Generation's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998.

        Pursuant to the Zion Agreement, Generation will transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Generation's transfer of those assets, ZionSolutions will assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions will take possession and control of the land associated with the Zion Station pursuant to a lease agreement with Generation, to be executed at the closing. Under the lease agreement, ZionSolutions will commit to complete the required decommissioning work according to an established schedule and will construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station.

        Pursuant to the Zion Agreement and in connection with the lease of the land and the transfer of the Zion Station assets to ZionSolutions at the closing of the transaction, the parties will enter into various other agreements to ensure the performance of the obligations of ZionSolutions under its contracts to complete the required decommissioning and other work. In particular, we have agreed to execute a Credit Support Agreement pursuant to which we will deliver a letter of credit in the face amount of $200.0 million, which will be held by Generation. The occurrence of specified events of default would allow Generation to draw upon the letter of credit.

        On July 16, 2008, we entered into an Amendment Agreement (the "ES Amendment Agreement") with Citigroup Global Markets Inc., Citicorp North America, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc., JP Morgan Chase Bank, N.A. and certain lenders party to the Second Amended and Restated Credit Agreement, dated as of June 7, 2006 (as subsequently amended, the "Existing ES Credit Agreement"), among ES LLC, as the borrower, Citicorp North America, Inc., as the administrative agent, and other parties party thereto. The ES Amendment Agreement provides that the Existing ES Credit Agreement shall be amended and restated in its entirety upon satisfaction of certain conditions.

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

        The amended and restated credit facilities were sought (a) to allow us to provide for a new letter of credit facility in the aggregate principal amount of $200.0 million (the "Zion letter of credit facility") pursuant to the Zion Agreement and (b) to return the existing synthetic letters of credit facility deposits and make term letter of credit facility loans in the aggregate principal amount of $100.0 million for which we will maintain restricted cash equal to the amount of the facility. The new term letter of credit facility and the restricted cash amount will be reflected on our consolidated balance sheet.

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

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent to closing, including those related to approval for the transactions contemplated by the Zion Agreement. During the nine months ended September 30, 2008, we have paid fees of approximately $6.4 million to the lenders to obtain the Amendment Agreements, which will be amortized over the remaining term of the credit facilities. In addition, once we have closed the Zion agreement and the Zion letter of credit is issued, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over the twelve-month term of the Zion letter of credit facility.

(7) Income Taxes

        We recognized income tax expense of $4.8 million and $23.2 million for the three and nine months ended September 30, 2008 based on an estimated annual effective tax rate on our consolidated operations of 35.1%. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company's results of operations. Accordingly, we have not previously provided for federal income taxes related to our results of operations, except to the extent of operations in our subsidiaries that are corporations. As a result, we recognized an income tax expense of $3.8 million and $3.1 million for the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2008 and 2007, we made income tax payments of $20.5 million and $1.8 million, respectively.

        For the nine months ended September 30, 2008, we had an increase in our unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 of $0.1 million. As of September 30, 2008, we had $1.0 million of

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) Income Taxes (Continued)

unrecognized tax benefits, which are not expected to affect our annual effective tax rate in future years because they relate to acquired entities.

(8) Income (Loss) Per Share

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

        Following our corporate reorganization, which occurred in connection with the completion of our initial public offering on November 20, 2007, we began conducting our business through EnergySolutions, Inc., a newly formed corporation and holding company. Historical net loss per share was not presented for the three or nine months ended September 30, 2007 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

        The pro forma net loss per share reflects the effects related to our reorganization from a limited liability company to a "C" corporation and an assumed effective tax rate of 38%.

        The following table sets forth the calculations of basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	Historical	Pro forma(1)	Historical	Pro forma(1)
	(in thousands of dollars, except per share information)
Basic:
Net income (loss)	$10,902	$2,486	$42,790	$(616)

Weighted average common shares	88,303,500	75,150,000	88,303,500	75,150,000

Basic net income (loss) per share	$0.12	$0.03	$0.48	$(0.01)

Diluted:
Net income (loss)	$10,902	$2,486	$42,790	$(616)

Weighted average common shares	88,303,500	75,150,000	88,303,500	75,150,000
Shares issuable upon vesting of restricted stock	8,811	—	7,291	—

Weighted average common shares—diluted	88,312,311	75,150,000	88,310,791	75,150,000

Diluted net income (loss) per share—diluted	$0.12	$0.03	$0.48	$(0.01)

(1)
Pro forma net loss per share for the three and nine months ended September 30, 2007 is adjusted to reflect (i) income tax expense of $1.5 million and income tax benefit of $378,000, respectively, on our operations assuming our conversion to a "C" corporation had occurred on January 1, 2007 and assumes an effective annual tax rate of 38% and (ii) common stock outstanding assuming our reorganization from a limited liability company to a "C" corporation occurred on January 1, 2007.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in our former parent in consideration for services rendered during the vesting period. These units do not represent ownership in our former parent but rather these units entitle the holders to distributions from our former parent if a distribution is paid. There were several classes of units granted and each successive class carries a lower priority on distributions. Certain units vest immediately upon grant and others vest over periods up to three years. During the three months ended September 30, 2008 and 2007, we recognized $122,000 and $634,000, respectively, of compensation expense related to these profit interests. During the nine months ended September 30, 2008 and 2007, we recognized $526,000 and $2.1 million, respectively. At September 30, 2008 there was unrecognized compensation expense related to these profit interests of $431,000 with $123,000 expected to be recognized in the remainder of 2008 and $308,000 expected to be recognized in 2009.

Stock Options and Restricted Stock

        In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.3 million and $6.9 million, respectively, during the three and nine months ended September 30, 2008. As of September 30, 2008, we had $28.8 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 3.1 years. As of September 30, 2008, there was $177,000 of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

(10) Segment Reporting and Business Concentrations

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) Segment Reporting and Business Concentrations (Continued)

        The following table presents segment information as of and for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$84,346	$19,175	$66,159	$249,773	$—	$419,453
Income (loss) from operations	10,851	4,688	25,033	3,330	(18,690)	25,212
Depreciation and amortization expense	102	394	5,289	2,367	3,101	11,253
Purchases of property, plant and equipment	695	72	3,043	(29)	270	4,051

	For the Three Months Ended September 30, 2007
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$39,162	$33,569	$64,036	$252,128	$—	$388,895
Income (loss) from operations	10,916	5,754	22,661	5,083	(17,369)	27,045
Depreciation and amortization expense	93	339	6,782	2,454	3,037	12,705
Purchases of property, plant and equipment	22	892	(151)	167	1,180	2,110

	As of and for the Nine Months Ended September 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$202,057	$75,995	$183,318	$920,181	$—	$1,381,551
Income (loss) from operations	23,469	20,562	64,022	47,258	(54,516)	100,795
Depreciation and amortization expense	261	1,373	16,130	7,076	9,848	34,688
Goodwill	143,144	91,199	233,073	59,116	—	526,532
Other long-lived assets(2)	31,089	24,107	236,914	99,019	75,156	466,285
Purchases of property, plant and equipment	872	461	3,829	154	4,415	9,731
Total assets(3)	266,837	148,693	573,447	440,112	148,990	1,578,079

	As of and for the Nine Months Ended September 30, 2007
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$111,254	$97,516	$187,182	$268,801	$—	$664,753
Income (loss) from operations	24,701	11,378	63,721	3,124	(50,730)	52,194
Depreciation and amortization expense	282	620	18,529	2,509	9,692	31,632
Goodwill	143,264	90,673	231,662	56,155	—	521,754
Other long-lived assets(2)	34,325	34,799	261,022	108,023	78,145	516,314
Purchases of property, plant and equipment	22	835	1,464	291	3,030	5,642
Total assets(3)	199,744	173,133	590,398	480,797	156,798	1,600,870

(1)
Intersegment revenues have been eliminated and are not material for the three and nine months ended September 30, 2008 and 2007. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Other long-lived assets include property, plant and equipment and other intangible assets.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) Segment Reporting and Business Concentrations (Continued)

(3)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

(11) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of September 30, 2008, we are not involved in any legal proceedings that we believe would have a materially adverse effect on our consolidated financial position, operating results and cash flows.

(12) Pension Plans

        Net periodic benefit costs for the three and nine months ended September 30, 2008 consisted of the following (in thousands of dollars):

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Service cost	$12,137	$37,420
Interest cost	44,753	137,985
Expected return on plan assets	(49,778)	(153,479)

	$7,112	$21,926

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

(13) Related Party Transactions

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

        Distributions were made by us to our parent at such times and in such amounts as were determined at our parent's sole discretion. During the nine months ended September 30, 2007 we made distributions of $8.9 million to ENV Holdings LLC.

Advisory Services Agreements

        On January 31, 2005, we entered into three separate advisory service agreements with Goldberg Lindsay & Co. LLC ("Goldberg Lindsay"), an affiliate of Lindsay Goldberg & Bessemer, L.P., Peterson

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Related Party Transactions (Continued)

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

        We incurred fees to Goldberg Lindsay, Peterson Capital and Creamer Investments of $500,000, $88,000 and $25,000, respectively, for management advisory services for the three months ended September 30, 2007. We incurred fees to Goldberg Lindsay, Peterson Capital and Creamer Investments of $1.5 million, $263,000 and $75,000, respectively, for management advisory services for the nine months ended September 30, 2007. These advisory service agreements were terminated on November 20, 2007 in connection with the completion of our initial public offering.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-K filed March 28, 2008 and this report under "Item 1A—Risk Factors." Our SEC filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

        On July 30, 2008, we completed a secondary public offering of 35 million shares of common stock offered by ENV Holdings LLC as selling stockholder. The underwriters of the offering subsequently exercised their over-allotment option and purchased 5,250,000 additional shares of common stock from ENV Holdings LLC. Following completion of these transactions, ENV Holdings LLC remains the owner of approximately 16.7% of our outstanding shares of common stock. We did not receive any proceeds from the sale of shares by ENV Holdings LLC and incurred fees of $1.3 million and $1.8 million for the three and nine months ended September 30, 2008, respectively.

Recent Developments

        On December 11, 2007, we, through our subsidiary ZionSolutions, LLC ("ZionSolutions"), entered into an agreement with Exelon Generation Company, LLC ("Generation") to dismantle Generation's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Upon completion of the transaction, Generation agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Generation's transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement with Generation, to be executed at the closing. Under the lease agreement, ZionSolutions agreed to commit to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the Nuclear Regulatory Commission (the "NRC") of the license transfer from Generation to ZionSolutions. A decision by the NRC is expected by mid-December.

        Due to the financial crisis that has impacted the United States and world markets over the past several months, the Zion Station decommissioning trust fund balance, a significant portion of which is invested in the stock market, has declined. On October 14, 2008, we announced that we intend to defer the transfer of the Zion Station assets until after the financial markets stabilize and we reaffirm that there is sufficient value in the Zion decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. Pursuant to the agreement, we have until December 31, 2009, to close the transaction.

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Generation under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of September 30, 2008, we have incurred costs of $9.4 million that have been deferred until the closing of the transaction. Since we believe that the closing of this transaction before December 31, 2009 is still probable, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        Since our announcement on October 14, 2008 to defer the closing of this transaction, we have taken steps to reduce the monthly project costs including terminating of certain employees, transferring employees to other projects and terminating certain subcontracts and lease agreements. Any costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated. We expect these termination expenses will be between $0.5 million and $1.0 million in the quarter ending December 31, 2008.

        Also, on October 14, 2008, we announced that the NRC, which maintains oversight over the use of decommissioning trust funds, denied our petition for a rulemaking change that would allow the use of decommissioning trust funds for the processing and disposal of major radioactive components ("large components") that have been removed from operating nuclear reactors. The NRC indicated, however, that it would continue to consider, on a case-by-case basis, exemptions from its guidance against using decommissioning trust funds for disposing of large components.

        We will continue to work with the NRC and its nuclear utility customers to seek appropriate exemptions and pursue NRC rulemaking changes. The NRC has indicated that it believes that the early removal and disposal of large components is important and it will continue to work on alternative methods to accomplish this objective. We also continue to explore other funding options with a number of utilities to secure the decommissioning of these large components in the near future. This decision by the NRC does not affect our current financial position or results of operations; however, unless we can determine alternative methods to fund the early removal of these large components, the growth prospects of our Commercial Services and LP&D segments could be adversely impacted.

Results of Operations

        The following table shows certain items from our income statements for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands of dollars)
Revenues:
Federal Services Segment	$84,346	$39,162	$202,057	$111,254
Commercial Services Segment	19,175	33,569	75,995	97,516
LP&D Segment	66,159	64,036	183,318	187,182
International Segment	249,773	252,128	920,181	268,801

Total revenues	419,453	388,895	1,381,551	664,753
Cost of revenues:
Federal Services Segment	71,077	24,898	171,566	77,640
Commercial Services Segment	12,663	24,644	49,918	77,826
LP&D Segment	38,484	39,449	111,381	117,198
International Segment	241,238	243,767	858,601	259,463

Total cost of revenues	363,462	332,758	1,191,466	532,127
Gross profit:
Federal Services Segment	13,269	14,264	30,491	33,614
Commercial Services Segment	6,512	8,925	26,077	19,690
LP&D Segment	27,675	24,587	71,937	69,984
International Segment	8,535	8,361	61,580	9,338

Total gross profit	55,991	56,137	190,085	132,626
Segment selling, general and administrative expenses:
Federal Services Segment	2,418	3,348	7,022	8,913
Commercial Services Segment	1,824	3,171	5,515	8,312
LP&D Segment	2,642	1,926	7,915	6,263
International Segment	5,205	3,278	14,322	6,214

Total segment selling, general and administrative expenses	12,089	11,723	34,774	29,702
Segment operating income:
Federal Services Segment	10,851	10,916	23,469	24,701
Commercial Services Segment	4,688	5,754	20,562	11,378
LP&D Segment	25,033	22,661	64,022	63,721
International Segment	3,330	5,083	47,258	3,124

Total segment operating income	43,902	44,414	155,311	102,924
Corporate selling, general and administrative expenses	18,690	17,369	54,516	50,730

Total income from operations	25,212	27,045	100,795	52,194
Interest expense	(9,204)	(21,074)	(32,043)	(51,785)
Other income (expenses), net	(72)	(1,961)	(1,891)	(1,403)

Income (loss) before income taxes	15,936	4,010	66,861	(994)
Minority interest	207	—	907	—
Income tax expense	4,827	3,786	23,164	3,134

Net income (loss)	$10,902	$224	$42,790	$(4,128)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

        Revenues increased $30.6 million, or 7.9%, to $419.5 million for the three months ended September 30, 2008 from $388.9 million for the three months ended September 30, 2007. This increase is primarily attributable to increased revenues from the clean up of the Atlas mill tailings near Moab, Utah of $9.6 million and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased revenues by $36.1 million. These increases were partly offset by decreased revenues in our Commercial Services segment operations of $14.4 million.

        Revenues in our Federal Services segment increased $45.1 million, or 115.1%, to $84.3 million for the three months ended September 30, 2008 from $39.2 million for the three months ended September 30, 2007. This increase is primarily attributable to revenues earned from the clean up of the Atlas mill tailings near Moab, Utah during the three months ended September 30, 2008 and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC. The joint venture interests are now consolidated because we obtained majority voting rights for Isotek, LLC in November 2007 and for UDS, LLC in March 2008. During the three months ended September 30, 2007, income from these joint venture interests was reported using the equity method in other income, net, in our consolidated statements of operations. This increase was partially offset by decreased revenues from work we performed at the Savannah River site.

        Revenues in our Commercial Services segment decreased $14.4 million, or 42.9%, to $19.2 million for the three months ended September 30, 2008 from $33.6 million for the three months ended September 30, 2007. The decrease is primarily attributable to decreased revenues from utility services and engineering and technology projects due to the completion of several projects.

        Revenues in our LP&D segment increased $2.2 million, or 3.4%, to $66.2 million for the three months ended September 30, 2008 from $64.0 million for the three months ended September 30, 2007. This increase is mostly due to revenues of Monserco, which was acquired in December 2007, and increased revenues of our Manufacturing Sciences Corporation ("MSC") subsidiary as a result of increased volumes of waste storage containers shipped. These increases are offset, in part, by decreased revenues at our Bear Creek, Tennessee; Clive, Utah; and Barnwell, South Carolina facilities as a result of decreased volumes of materials processed and disposed at these facilities.

        Revenues in our International segment decreased $2.3 million to $249.8 million for the three months ended September 30, 2008 from $252.1 million for the three months ended September 30, 2007. The majority of revenues in our International segment are denominated in pound sterling. Our revenues, prior to considering the effects of fluctuations in currency rates of the pound sterling, increased $16.3 million. This increase is mostly due to the acceleration of decommissioning projects in our RSMC operations. However, this increase was offset by an $18.6 million decrease due to a decline in pound sterling rates during the three months ended September 30, 2008 compared to the same period in 2007.

Cost of revenues

        Cost of revenues increased $30.7 million, or 9.2%, to $363.5 million for the three months ended September 30, 2008 from $332.8 million for the three months ended September 30, 2007. This increase was primarily the result of increased costs incurred for the clean up of the Atlas mill tailings near Moab, Utah of $7.8 million and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased cost of revenues by $35.6 million. These increases are offset by decreased cost of revenues in our Commercial Services and International segment operations of $11.9 million and $2.6 million, respectively.

        Cost of revenues in our Federal Services segment increased $46.2 million, or 185.5%, to $71.1 million for the three months ended September 30, 2008 from $24.9 million for the three months ended September 30, 2007. This increase is attributable to costs incurred for the clean up of the Atlas mill tailings near Moab, Utah and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, during the three months ended September 30, 2008. During the three months ended September 30, 2007, cost of revenues from these joint venture interests was reported using the equity method in other income, net, in our consolidated statements of operations.

        Cost of revenues in our Commercial Services segment decreased $11.9 million, or 48.4%, to $12.7 million for the three months ended September 30, 2008 from $24.6 million for the three months ended September 30, 2007. This decrease is primarily the result of decreased costs of utility services and engineering and technology projects due to completion of several projects.

        Cost of revenues in our LP&D segment decreased $0.9 million, or 2.3%, to $38.5 million for the three months ended September 30, 2008 from $39.4 million for the three months ended September 30, 2007. This decrease is primarily attributable to decreased equipment maintenance, demurrage costs and labor expenses due to decreased volumes of materials disposed at our Clive, Utah facility offset by increased costs at our MSC facility as a result of increased product shipments and at Monserco, which was acquired in December 2007.

        Cost of revenues in our International segment decreased $2.6 million, or 1.1%, to $241.2 million for the three months ended September 30, 2008 from $243.8 million for the three months ended September 30, 2007. The majority of our International segment cost of revenues are denominated in pound sterling. Our cost of revenues, prior to considering the effects of fluctuations in currency rates of the pound sterling, increased $15.0 million. This increase is mostly due to increased costs incurred as a result of the acceleration of decommissioning projects in our RSMC operations. However, this increase was offset by a $17.6 million decrease due to a decline in pound sterling rates during the three months ended September 30, 2008 compared to the same period in 2007.

Gross profit

        Gross profit decreased $0.1 million to $56.0 million for the three months ended September 30, 2008 from $56.1 million for the three months ended September 30, 2007. Our gross margin decreased to 13.3% in the 2008 period from 14.4% in the corresponding 2007 period. The decrease in gross profit is a result in decreased gross profit from our Federal Services and Commercial Services segment operations offset by increased gross profit in our LP&D segment operations.

        Gross profit in our Federal Services segment decreased $1.0 million, or 7.0%, to $13.3 million for the three months ended September 30, 2008 from $14.3 million for the three months ended September 30, 2007. This decrease is primarily attributable to decreased gross profit from work we performed at the Savannah River site offset by increased gross profit from work we performed as a subcontractor on two contracts at the Hanford site and the clean up of the Atlas mill tailings near Moab, Utah.

        Gross profit in our Commercial Services segment decreased $2.4 million, or 27.0%, to $6.5 million for the three months ended September 30, 2008 from $8.9 million for the three months ended September 30, 2007. The decrease is primarily attributable to decreased revenues from utility services and engineering and technology projects due to the completion of several projects.

        Gross profit in our LP&D segment increased $3.1 million, or 12.6%, to $27.7 million for the three months ended September 30, 2008 from $24.6 million for the three months ended September 30, 2007. This increase is primarily the result of decreased costs at our Clive, Utah facility and increased revenues at our MSC facility.

        Gross profit in our International segment increased $0.1 million to $8.5 million for the three months ended September 30, 2008 from $8.4 million for the three months ended September 30, 2007. This increase is primarily due to the acceleration of decommissioning projects in our RSMC operations. Our gross profit, prior to considering the effects of fluctuations in pound sterling rates, increased $1.2 million. However, the increase was offset by a $1.1 million decrease due to a decline in pound sterling rates during the three months ended September 30, 2008 compared to the same period in 2007.

Segment selling, general and administrative expenses

        Segment selling, general and administrative expenses in our Federal Services segment decreased $0.9 million to $2.4 million for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007. The decrease is primarily attributable to decreased consulting and business development costs.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $1.4 million to $1.8 million for the three months ended September 30, 2008 from $3.2 million for the three months ended September 30, 2007. The decrease is primarily attributable to lower business development costs.

        Segment selling, general and administrative expenses in our LP&D segment increased $0.7 million to $2.6 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007 mostly due to increased labor costs related to business development activities.

        Segment selling, general and administrative expenses in our International segment increased $1.9 million to $5.2 million for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007 primarily due to bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses.

        Total segment selling, general and administrative expenses as a percentage of revenues decreased to 2.9% for the three months ended September 30, 2008 from 3.0% for the same period for 2007 primarily due to increased revenues primarily related to our Federal Services segment without a corresponding percentage increase in selling, general and administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $1.3 million, or 7.5%, to $18.7 million for the three months ended September 30, 2008 from $17.4 million for the three months ended September 30, 2007. This increase is attributable to professional fees related to Sarbanes-Oxley compliance, stock-based compensation expense as a result of the options issued in connection with our initial public offering, fees related to our secondary public offering, insurance costs and investor relations costs offset by decreases related to the termination of management advisory fees previously paid to our equity sponsors in connection with our initial public offering and decreased business development and marketing costs. As a percentage of revenues, corporate selling, general and administrative expenses were 4.5% for the three months ended September 30, 2008 and 2007.

Interest expense

        Interest expense decreased $11.9 million, or 56.4%, to $9.2 million for the three months ended September 30, 2008 from $21.1 million for the three months ended September 30, 2007. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Other expense, net, decreased $1.9 million, or 95.0%, to $0.1 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007. This amount primarily reflects losses attributable to foreign currency transactions and loss on the disposal of assets. These losses are offset by increases in the fair value of our derivative contracts and our proportional share of income from five joint ventures in which we have a non-controlling interest.

Income taxes

        We recognized income tax expense of $4.8 million for the three months ended September 30, 2008 based on an estimated annual effective tax rate on our consolidated operations of 35.1%. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. As such, during the three months ended September 30, 2007, we recognized an income tax expense of $3.8 million attributable to net taxable income from our taxable subsidiaries acquired in 2006, primarily BNGA and Duratek.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Revenues

        Revenues increased $716.8 million, or 107.8%, to $1.4 billion for the nine months ended September 30, 2008 from $664.8 million for the nine months ended September 30, 2007. This increase is primarily the result of our acquisition of RSMC in June 2007, which increased revenues by $653.9 million, and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased revenues by $84.9 million. These increases are partially offset by decreased revenues in our Commercial Services and LP&D segment operations of $21.5 million and $3.9 million, respectively.

        Revenues in our Federal Services segment increased $90.8 million, or 81.6%, to $202.1 million for the nine months ended September 30, 2008 from $111.3 million for the nine months ended September 30, 2007. This increase is primarily attributable to revenues earned from the clean up of the Atlas mill tailings near Moab, Utah during the nine months ended September 30, 2008 and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC. This increase was partially offset by decreased revenues from work we performed as a subcontractor on two contracts at the Hanford site.

        Revenues in our Commercial Services segment decreased $21.5 million, or 22.1%, to $76.0 million for the nine months ended September 30, 2008 from $97.5 million for the nine months ended September 30, 2007. This is primarily the result of decreased revenues from our utility services and engineering and technology projects due to completion of several projects. These decreases are offset by increased revenues of our liquid waste processing and fuel pool operations.

        Revenues in our LP&D segment decreased $3.9 million, or 2.1%, to $183.3 million for the nine months ended September 30, 2008 from $187.2 million for the nine months ended September 30, 2007. This decrease is mostly due to decreased revenues at our Bear Creek, Tennessee and Clive, Utah facilities as a result of decreased volumes of materials processed and disposed at these facilities. These decreases are offset, in part, by our acquisition of Monserco in December 2007 and increases in our transportation services.

        Revenues in our International segment increased $651.4 million to $920.2 million for the nine months ended September 30, 2008 from $268.8 million for the nine months ended September 30, 2007. Our revenues, prior to considering the effects of fluctuations in pound sterling rates, increased $685.4 million, primarily as a result of our acquisition of RSMC in June 2007. However, this increase was offset by a $34.0 million decrease due to a decline in pound sterling rates during the nine months ended September 30, 2008 compared to the same period in 2007.

Cost of revenues

        Cost of revenues increased $659.4 million, or 123.9%, to $1.2 billion for the nine months ended September 30, 2008 from $532.1 million for the nine months ended September 30, 2007. This increase was primarily the result of our acquisition of RSMC, which increased cost of revenues by $601.4 million, the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased cost of revenues by $83.3 million and increased costs incurred for the clean up of the Atlas mill tailings near Moab, Utah of $15.6 million. These increases are offset by decreased cost of revenues in our Commercial Services and LP&D segment operations of $27.9 million and $5.8 million, respectively.

        Cost of revenues in our Federal Services segment increased $94.0 million, or 121.1%, to $171.6 million for the nine months ended September 30, 2008 from $77.6 million for the nine months ended September 30, 2007. This increase is attributable to costs incurred for the clean up of the Atlas mill tailings near Moab, Utah and the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, during the nine months ended September 30, 2008. This increase was partially offset by decreased cost of revenues from work we performed as a subcontractor on two contracts at the Hanford site.

        Cost of revenues in our Commercial Services segment decreased $27.9 million, or 35.9%, to $49.9 million for the nine months ended September 30, 2008 from $77.8 million for the nine months ended September 30, 2007. This decrease is primarily attributable to decreased costs of utility services and engineering and technology projects due to completion of several projects offset by increased costs in our liquid waste processing and fuel pool operations due to increased volumes.

        Cost of revenues in our LP&D segment decreased $5.8 million, or 4.9%, to $111.4 million for the nine months ended September 30, 2008 from $117.2 million for the nine months ended September 30, 2007. This decrease is primarily attributable to decreased equipment maintenance, demurrage costs and labor expenses due to decreased volumes of materials processed and disposed at our Bear Creek, Tennessee and our Clive, Utah facilities. This decrease is offset, in part, by our acquisition of Monserco in December 2007 and increases in our transportation services.

        Cost of revenues in our International segment increased $599.1 million to $858.6 million for the nine months ended September 30, 2008 from $259.5 million for the nine months ended September 30, 2007. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling rates, increased $630.8 million, primarily as a result of our acquisition of RSMC in June 2007. However, this increase was offset by a $31.7 million decrease due to a decline in pound sterling rates during the nine months ended September 30, 2008 compared to the same period in 2007.

        Cost of revenues as a percentage of total revenues increased to 86.2% for the nine months ended September 30, 2008 from 80.0% for the nine months ended September 30, 2007. The acquisition of RSMC, for which cost of revenues as a percentage of revenues were 93.3% for the nine months ended September 30, 2008, had a significant impact on our revenue mix when compared to our historical operations. As a result, a greater portion of our revenues in 2008 have significantly lower contribution margins.

Gross profit

        Gross profit increased $57.5 million, or 43.4%, to $190.1 million for the nine months ended September 30, 2008 from $132.6 million for the nine months ended September 30, 2007. Our gross margin decreased to 13.8% in the 2008 period from 20.0% in the corresponding 2007 period. The increase in gross profit and the corresponding reduction in gross margin are primarily the result of our acquisition of RSMC, which significantly changed our revenue mix and contribution margin.

        Gross profit in our Federal Services segment decreased $3.1 million, or 9.2%, to $30.5 million for the nine months ended September 30, 2008 from $33.6 million for the nine months ended September 30, 2007. This decrease is primarily attributable to decreased gross profit from work we performed as a subcontractor on two contracts at the Hanford site and work performed at the Savannah River site. These decreases are partially offset by increased gross profit on the Isotek and Moab operations.

        Gross profit in our Commercial Services segment increased $6.4 million, or 32.5%, to $26.1 million for the nine months ended September 30, 2008 from $19.7 million for the nine months ended September 30, 2007. The increase is primarily attributable to increased revenues from our liquid waste processing and fuel pool operations mostly due to increased volumes and performance of large decontamination and decommissioning projects with higher margins.

        Gross profit in our LP&D segment increased $1.9 million, or 2.7%, to $71.9 million for the nine months ended September 30, 2008 from $70.0 million for the nine months ended September 30, 2007. This increase is primarily attributable to decreased equipment maintenance, demurrage costs and labor expenses due to decreased volumes of materials processed and disposed at our facilities.

        Gross profit in our International segment increased $52.3 million to $61.6 million for the nine months ended September 30, 2008 from $9.3 million for the nine months ended September 30, 2007. Our gross profit, prior to considering the effects of fluctuations in pound sterling rates, increased $54.6 million, primarily as a result of our acquisition of RSMC in June 2007. However, this increase was offset by a $2.3 million decrease due to a decline in pound sterling rates during the nine months ended September 30, 2008 compared to the same period in 2007. Gross profit margin in our International segment was 6.7% for the nine months ended September 30, 2008.

Segment selling, general and administrative expenses

        Segment selling, general and administrative expenses in our Federal Services segment decreased $1.9 million to $7.0 million for the nine months ended September 30, 2008 from $8.9 million for the nine months ended September 30, 2007. The decrease is primarily due to decreased labor and severance expenses related to the termination of a key employee during the first quarter of 2007 and decreased consulting and business development costs.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $2.8 million to $5.5 million for the nine months ended September 30, 2008 from $8.3 million for the nine months ended September 30, 2007. The decrease is primarily attributable to lower business development costs. During the nine months ended September 30, 2007, Commercial Services incurred significant expenses related to our license stewardship contract with Exelon Generation Company, LLC.

        Segment selling, general and administrative expenses in our LP&D segment increased $1.6 million to $7.9 million for the nine months ended September 30, 2008 from $6.3 million for the nine months ended September 30, 2007 mostly due to increased labor costs related business development activities.

        Segment selling, general and administrative expenses in our International segment increased $8.1 million to $14.3 million for the nine months ended September 30, 2008 from $6.2 million for the nine months ended September 30, 2007. The increase is primarily due to amortization expense associated with intangible assets of RSMC, which we acquired in June 2007, bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses of our UK operations.

        Total segment selling, general and administrative expenses as a percentage of revenues decreased to 2.5% for the nine months ended September 30, 2008 from 4.5% for the same period for 2007 primarily due to increased revenues primarily related to our International segment without a corresponding percentage increase in selling, general and administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $3.8 million, or 7.5%, to $54.5 million for the nine months ended September 30, 2008 from $50.7 million for the nine months ended September 30, 2007. This increase is attributable to professional fees related to Sarbanes-Oxley compliance, stock-based compensation expense as a result of the options issued in connection with our initial public offering, fees related to our secondary public offering, insurance costs and investor relations costs offset by decreases related to the termination of management advisory fees previously paid to our equity sponsors in connection with our initial public offering and decreased business development and marketing costs. As a percentage of revenue, corporate selling, general and administrative expenses decreased to 3.9% for the nine months ended September 30, 2008 from 7.6% for the same period for 2007. The decrease in expenses as a percentage of revenues is primarily due to the significant increase in revenues primarily related to our International segment without a corresponding increase in corporate selling, general and administrative expenses.

Interest expense

        Interest expense decreased $19.8 million, or 38.2%, to $32.0 million for the nine months ended September 30, 2008 from $51.8 million for the nine months ended September 30, 2007. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Other expense, net, increased $0.5 million, or 35.7%, to $1.9 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007. This amount primarily reflects losses attributable to foreign currency transactions, losses on disposal of assets and a decline in the fair value of our interest rate derivative contract. These decreases are offset by increases in the fair value of our foreign currency derivative contracts and our proportional share of income from five joint ventures in which we have a non-controlling interest.

Income taxes

        We recognized income tax expense of $23.2 million for the nine months ended September 30, 2008 based on an estimated annual effective tax rate on our consolidated operations of 35.1%. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. As such, during the nine months ended September 30, 2007, we recognized an income tax expense of $3.1 million attributable to net taxable income from our taxable subsidiaries acquired in 2006, primarily BNGA and Duratek.

Liquidity and Capital Resources

        As of September 30, 2008, our principal sources of liquidity consisted of $59.9 million of cash and cash equivalents and $58.0 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $17.0 million of outstanding letters of credit. We also have a synthetic letter of credit facility of $100.0 million, from which $99.9 million of letters of credit were issued as of September 30, 2008.

        During the nine months ended September 30, 2008, our cash and cash equivalents increased $23.5 million, to $59.9 million. This compares to an increase in cash and cash equivalents of $6.5 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we had net cash inflows from operating activities of $81.6 million primarily due to net income adjusted for depreciation and amortization expense, collections of accounts receivable and increased other noncurrent liabilities partially offset by increased costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and other current assets and other noncurrent assets and decreased accounts payable and accrued liabilities and other current liabilities. This was offset by net cash outflows from investing and financing activities of $10.0 million and $46.5 million, respectively, related primarily to purchases of property, plant and equipment, the repayment of long-term debt, dividends paid to stockholders and payment of debt financing fees.

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

Capital Expenditures

        We had capital expenditures of $9.7 million and $5.6 million for the nine months ended September 30, 2008 and 2007, respectively. We expect capital expenditures for the year ending December 31, 2008 will be approximately $30.0 million, relating primarily to required equipment for the Atlas mill tailings contract awarded to us in September 2007 and maintenance at our facilities.

Credit Facilities

        We have entered into credit facilities with Citicorp North America, Inc., or CNAI, as administrative agent and collateral agent, which we refer to collectively in this Form 10-Q as our "credit facilities." The credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011; $770.0 million first lien term loan facilities, which mature on June 7, 2013 and a $100.0 million synthetic letter of credit facility, which matures on June 7, 2013.

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

        We are generally required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of debt obligations other than specified debt obligations and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of September 30, 2008, we were required to make a mandatory prepayment of approximately $8.4 million, which we made on November 7, 2008.

        As of September 30, 2008, the weighted average interest rate under our credit facilities was 5.47%. At this rate and assuming an outstanding balance of $576.8 million as of September 30, 2008, our annual debt service obligations would be $37.6 million, consisting of $31.6 million of interest and $6.0 million of scheduled principal payments. However, due to optional prepayments made through September 30, 2008, only $3.0 million of our scheduled payments are currently due within the next year.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of consolidated funded debt, first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as of September 30, 2008, we are required to maintain a maximum leverage ratio and a first lien leverage ratio of 4.75 and 4.25, respectively, and minimum cash interest coverage ratio of 2.50. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of September 30, 2008, we performed the calculations associated with these financial covenants and determined that we were in compliance with them.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of up to $30.0 million under the first lien credit facilities in the fiscal year ending December 31, 2007 and in any fiscal year thereafter, plus the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the prior fiscal year. Our permitted maximum annual capital expenditures for 2008 is $45.0 million. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. As of September 30, 2008, we were in compliance with all of our covenants and other obligations under the credit facilities.

Amendment Agreements

        On December 11, 2007, we, through our subsidiary ZionSolutions, entered into an agreement with Generation (the "Zion Agreement") to dismantle Generation's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998.

        Pursuant to the Zion Agreement, Generation agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Generation's transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement with Generation, to be executed at the closing. Under the lease agreement, ZionSolutions agreed to commit to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station.

        Pursuant to the Zion Agreement and in connection with the lease of the land and the transfer of the Zion Station assets to ZionSolutions at the closing of the transaction, the parties agreed to enter into various other agreements to ensure the performance of the obligations of ZionSolutions under its contracts to complete the required decommissioning and other work. In particular, we have agreed to execute a Credit Support Agreement pursuant to which we will deliver a letter of credit in the face amount of $200.0 million, which will be held by Generation. The occurrence of specified events of default would allow Generation to draw upon the letter of credit.

        On July 16, 2008, we entered into an Amendment Agreement (the "ES Amendment Agreement") with Citigroup Global Markets Inc., Citicorp North America, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc., JP Morgan Chase Bank, N.A. and certain lenders party to the Second Amended and Restated Credit Agreement, dated as of June 7, 2006 (as subsequently amended, the "Existing ES Credit Agreement"), among ES LLC, as the borrower, Citicorp North America, Inc., as the administrative agent, and other parties party thereto. The ES Amendment Agreement provides that the Existing ES Credit Agreement shall be amended and restated in its entirety upon satisfaction of certain conditions.

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

        The amended and restated credit facilities were sought (a) to allow us to provide for a new letter of credit facility in the aggregate principal amount of $200.0 million (the "Zion letter of credit facility")

pursuant to the Zion Agreement and (b) to return the existing synthetic letters of credit facility deposits and make term letter of credit facility loans in the aggregate principal amount of $100.0 million for which we agreed to maintain restricted cash equal to the amount of the facility. The new term letter of credit facility and the restricted cash amount will be reflected on our consolidated balance sheet.

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

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent to closing, including those related to approval for the transactions contemplated by the Zion Agreement. During the nine months ended September 30, 2008, we have paid fees of approximately $6.4 million to the lenders to obtain the Amendment Agreements, which will be amortized over the remaining term of the credit facilities. In addition, once we have closed the Zion agreement and the Zion letter of credit is issued, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over one year, which is the term of the Zion letter of credit facility.

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures at September 30, 2008.

        As of September 30, 2008, we had outstanding floating-rate term loans of $576.8 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans to mitigate our exposure to fluctuations in interest rate changes. Accordingly, we entered into a swap agreement effective July 1, 2005. As of September 30, 2008, the swap agreement had a notional amount of $457.0 million and a fair value liability of approximately $1.4 million. The swap agreement expired on October 1, 2008 and we paid $1.4 million to settle our liability. We are currently negotiating the terms of a new interest rate swap agreement and expect to have it in place by December 31, 2008.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of September 30, 2008, we had $99.9 million in letters of credit which are issued under our synthetic letter of credit facilities and $17.0 million in letters of credit which are issued under the revolving portion of our credit facility. As of September 30, 2008, we had $2.6 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of September 30, 2008, the closure and post-closure state regulatory requirements for our facilities were $150.1 million, which amount is not determined on the same basis as the asset retirement obligation calculated under SFAS No. 143, Accounting for Asset Retirement Obligations.

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

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of September 30, 2008, we had outstanding floating-rate term loan debt of $576.8 million, of which $11.3 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective July 1, 2005. As of September 30, 2008, the swap agreement had a notional amount of $457.0 million and a fair value liability of approximately $1.4 million.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2008, would cause a change in consolidated net assets of approximately $3.7 million and a change in gross profit of approximately $6.4 million, primarily due to GBP-denominated exposures. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As of September 30, 2008, our foreign currency derivatives had a fair value of approximately $4.4 million.

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

        There were no changes to our control over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

Item 1.    Legal Proceedings.

        As previously reported, we have engaged in discussions with Sogin, SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. Our pending license application with the Nuclear Regulatory Commission (NRC) to import material from Italy, to process it at our facility in Tennessee and to dispose of the residual material at our Clive facility in Utah has generated local and national expressions of opposition. We believe our license application is consistent with all applicable laws and regulations and with past practices. Moreover, the Italian material—metals, paper and clothing—is the same type of material that we handle every day from the domestic nuclear industry.

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

        On May 5, 2008, we filed a declaratory judgment action in the U.S. District Court of Utah asking the court to declare that (i) the Northwest Compact does not have regulatory authority over our Clive facility, which is a private commercial facility rather than a regional facility created by the Compact, (ii) the U.S. Constitution does not allow the Northwest Compact to discriminate between identical domestic and foreign materials handled at our Clive facility, and (iii) any effort by the Northwest Compact to restrict our receipt of foreign LLRW is pre-empted by federal statutes and regulations. The State of Utah and the Rocky Mountain Interstate Compact on Low-level Radioactive Waste have intervened as defendants in the declaratory judgment action.

        At the Northwest Compact meeting on May 8, 2008, the representatives of the eight member States of the Northwest Compact, despite our commitment to restrict our receipt of international waste to 5% of the remaining capacity at our Clive facility, unanimously adopted a clarifying resolution proposed by the Utah committee member, clarifying that the Northwest Compact has never adopted a resolution permitting us to receive international waste at our Clive facility. We continue to believe that the Northwest Compact does not have regulatory authority over our Clive facility, and that neither the U.S. Constitution nor Federal law permits the Northwest Compact, to prohibit us from receiving international waste at our Clive facility.

        On October 6, 2008, the NRC approved an order holding in abeyance its decision with respect to our pending import license application until the U. S. District Court of Utah issues its ruling in the Company's declaratory judgment action.

        We intend to vigorously prosecute our declaratory judgment action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative during fiscal 2008.

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

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 14.2% and 7.4% of our revenues for the year ended December 31, 2007 and the nine months ended September 30, 2008, respectively. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, can affect our ability to operate the facility. Actions by states or the federal government may affect facility capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted authority over our Clive facility and restrictions over our ability to import foreign LLRW for disposal at the facility. Such actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

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

        For the year ended December 31, 2007, we derived 49.5% and 4.1% of our revenues and operating income, respectively, and for the nine months ended September 30, 2008, we derived 66.6% and 30.4% of our revenues and operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

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

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2007 revenues). For the year ended December 31, 2007 and the nine months ended September 30, 2008, 48.6% and 66.3%, respectively, of our revenues were from contracts funded by the NDA. In addition, in 2007, we had contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the year ended December 31, 2007 and the nine months ended September 30, 2008, 16.7% and 10.5%, respectively, of our revenues were from contracts funded by the DOE. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

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

        The Price-Anderson Act's indemnification provisions generally do not apply to our processing and disposal facilities, and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price- Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of commercially adequate insurance and indemnification.

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

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a recession.

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

        In addition, current market conditions have exerted downward pressure on the price of our common stock, which could limit our ability to raise capital, if necessary, through borrowings or the issuance of additional securities. A protracted economic downturn could exacerbate these adverse conditions. Although numerous governments have taken steps to mitigate the disruption to financial markets, there can be no assurances that government responses will restore consumer confidence for the foreseeable future.

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

        Our LP&D segment's results of operations may be affected by the decisions of our commercial customers to store radioactive materials on-site. There has been little regulatory, political or economic pressure for commercial utilities and power companies to dispose of radioactive materials at off-site facilities. Some of these commercial entities have the ability to store radioactive materials generated by their operations on-site, instead of contracting with an outside service provider, such as us, to transport, process and dispose of the radioactive materials at an off-site location, such as our Clive facility. The decision to store radioactive materials on-site rather than contracting to dispose of them at an off-site facility may be influenced by the accounting treatment for radioactive materials. Currently, the liability for the disposal of radioactive materials stored on-site may be capitalized on the owner's balance sheet and amortized over the expected on-site storage period. In contrast, radioactive materials shipped off-site for disposal are expensed during the period in which the materials are shipped off-site. The NRC has rejected our proposal to undertake an amendment of current NRC rules to permit operators of nuclear reactors to access decommissioning funds for transportation and disposal of retired large components of currently operating nuclear power plants. We will continue to work with the NRC to request, on a case-by-case basis, that operators of these nuclear reactors be permitted to access decommissioning funds for transportation and disposal of retired large components. The NRC's refusal to grant such requests could have an adverse impact on the prospects for our Commercial and LP&D segments.

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

        As discussed elsewhere in this report, we have entered into an agreement with Exelon to dismantle Exelon's nuclear facility located in Zion, Illinois, which ceased operation in 1998. We expect that the NRC will grant approval for the transfer of the license to operate this facility from Exelon to us before the end of 2008. However, because of the current market downturn, the nuclear decommissioning trust fund balance for the Zion Station, a significant portion of which is invested in the stock market, has declined in value. As a result, we intend to defer the completion of this transaction until after the financial markets stabilize and we reaffirm that there is sufficient value in the decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. As of September 30, 2008, we have incurred costs of $9.4 million that have been deferred until the closing of the transaction. We will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        Our inability to successfully complete the transaction with Exelon or to enter into other license stewardship arrangements may have an unfavorable impact on our business, financial position, results of operations and cash flows.

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

        Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we are required to test acquired goodwill for impairment on an annual basis based upon a fair value approach, rather than amortizing it over time. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. We have chosen to perform our annual impairment reviews of goodwill as of the end of the first quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions towards our facilities and other factors. If the fair market value of our reporting units is less than their book value, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, changes in technology and operating cash flows. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

        As of September 30, 2008, we had $526.5 million of goodwill and $363.7 million of finite-lived intangible assets. Our goodwill and other intangible assets collectively represented 56.4% of our total assets of $1.6 billion as of September 30, 2008.

We have substantial debt, which could adversely affect our financial condition and otherwise adversely affect our business and growth prospects.

        As of September 30, 2008, the outstanding balance under our credit facilities was $576.8 million. Our substantial debt could have important consequences to us, including the following:

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

        Borrowings under our credit facilities bear interest at variable rates. As of September 30, 2008, the weighted average interest rate under our credit facilities was 5.47%. At this rate and assuming an outstanding balance of $576.8 million as of September 30, 2008, our annual debt service obligations would be $37.6 million. Based on the amount of debt outstanding and the interest rate at September 30, 2008, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.8 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon Corporation regarding the decommissioning of its Zion nuclear facility located in Zion, Illinois, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2008, we had $99.9 million in letters of credit which are issued under our synthetic letter of credit facility, $17.0 million in letters of credit which are issued under the revolving portion of our credit facility and $2.6 million in surety bonds outstanding.

Because we publish earnings guidance for our company, our common stock may be subject to increased volatility and we may be subject to lawsuits by investors.

        Because we publish earnings guidance, we are subject to a number of risks. Based on the timing of winning key contracts, regulatory decision making and other uncertainties relating to assumptions that management makes in calculating our expected financial results, actual results may vary from the guidance we provide investors. Our stock price may decline following an announcement of disappointing earnings or earnings guidance or if we revise our earnings guidance downward as the estimates and assumptions we make in calculating guidance become more certain. On October 14,

2008, we announced a reduction in our earnings guidance due, among other things, to the current economic downturn. Following that announcement, our stock price declined by 44% on October 14, 2008.

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

        In connection with our initial public offering in November 2007, we became obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to, among other things:

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

        Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, standards that we will be required to meet in the course of preparing our 2008 financial statements. We are in the final stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If, as a public company, we are not able to completely implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2008.

ENERGYSOLUTIONS, INC.
By:	/s/ PHILIP O. STRAWBRIDGE Philip O. Strawbridge Executive Vice President and Chief Financial Officer