Form 10-K
period 2008-12-31
EnergySolutions, Inc.
filed 2009-02-27
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, was approximately $744 million based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 24, 2009, 88,343,659 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Sections of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2009, namely: "Compensation Discussion and Analysis," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions and Director Independence" and "Principal Accounting Fees and Services," are incorporated in this Form 10-K by reference under Part III.

ENERGYSOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2008

GLOSSARY OF DEFINED TERMS

        The following defined terms are used throughout this Annual Report on Form 10-K.

AEA	Atomic Energy Act of 1954, as amended
ARO	Asset Retirement Obligation
ASX	Autosampling Pneumatic Transfer System
BNGA	British Nuclear Group of America
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
D&D	Decontamination and Decommissioning
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
ERA	Energy Reorganization Act of 1974
HSE	Health and Safety Executive
HSWA	Hazardous and Solid Waste Amendments of 1984
LIBOR	London Interbank Offer Rate
LLRW	Low-Level Radioactive Waste
M&O	Management and Operation
MLLW	Mixed Low-Level Waste
NDA	U.K. Nuclear Decommissioning Authority
NORM	Naturally Occurring Radioactive Material
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYSE	New York Stock Exchange
ORNL	Oak Ridge National Laboratory
OSHA	Occupational Safety and Health Administration
PRS	Paducah Remediation Services, LLC
RCRA	Resource Conservation and Recovery Act of 1976
REA	Request for Equitable Adjustment
RFP	Request for Proposal
RSA 1993	Radioactive Substances Act 1993
RSMC	Reactor Sites Management Company
SAFSTOR	Safe Storage (nuclear plant in retirement)
SEC	U.S. Securities and Exchange Commission
SEPA	Scottish Environment Protection Agency
SMUD	Sacramento Municipal Utility District
SRS	Savannah River Site
TN DEC	Tennessee Department of Environment and Conservation
TSCA	Toxic Substances Control Act of 1976
USEC	United States Enrichment Corporation
WCS	Waste Control Specialists
WRPS	Washington River Protection Solutions LLC

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

 PART I

Item 1.    Business

Overview

        We are a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D"), operation of nuclear reactors, logistics, transportation, processing and disposal. We also own and operate strategic facilities that complement our services and uniquely position us to provide a single-source solution to our customers.

        We derive almost 100% of our revenues from the provision of nuclear services and believe that virtually every company or organization in the United States that holds a nuclear license uses our services or facilities, directly or indirectly. Our government customers include the United States Department of Energy ("DOE"), United States Department of Defense ("DOD") and United Kingdom Nuclear Decommissioning Authority ("NDA"). Our commercial customers include many of the largest owners and operators of nuclear power plants in the United States, such as Constellation Energy Group, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation and Florida Power & Light Company. We have entered into long-term arrangements, which we refer to as "life-of-plant" contracts, with nuclear power and utility companies representing 84 of the 104 operating nuclear reactors in the United States. Under these long-term arrangements, we have agreed to process and dispose of substantially all low-level radioactive waste ("LLRW") and mixed low-level waste ("MLLW") generated by their nuclear power plants, and ultimately the waste materials generated from the D&D of those plants. Our commercial customers also include hospitals, pharmaceutical companies, research laboratories, universities or research reactors, industrial facilities and other commercial facilities.

        We operate strategic facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. According to the General Accounting Office, our facility in Clive, Utah is the largest privately-owned LLRW disposal site in the United States and currently handles over 95% of all commercial LLRW disposal volume in the United States. We also manage 10 sites in the United Kingdom with 22 reactors for the NDA, of which four currently operate producing electricity and 18 are in various stages of decommissioning. We have a comprehensive portfolio of nuclear processing technology and know-how, supported by more than 175 patents that we own or license. As of December 31, 2008, we had more than 5,000 employees, including approximately 1,150 scientists and engineers and 400 radiation and safety professionals. Approximately 3,000 of our employees are located at the 10 sites we manage in the United Kingdom. We also manage approximately 200 site employees at various DOE sites. We have received multiple awards for our safety record.

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"); and International. When a project involves the provision of both specialized on-site nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, will coordinate with our LP&D segment to provide integrated services.

        Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the D&D division of Scientech, LLC in October 2005, British Nuclear Group of America ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. ("Safeguard") in December 2006, Parallax, Inc. ("Parallax") in January 2007, Reactor Sites Management Company ("RSMC") in June 2007, NUKEM Corporation ("NUKEM") in July 2007, and Monserco Limited ("Monserco") in December 2007. Our acquisition of RSMC significantly expanded our international capabilities. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment. For the year ended December 31, 2008, we derived 65.1% and 28.3% of our revenues and segment operating income, respectively, from our operations outside North America.

Our Segments

        We provide specialized, technology-based nuclear services to government and commercial customers through our Federal Services, Commercial Services, LP&D and International segments.

Federal Services

        We derive revenues from U.S. government customers for the management and operation ("M&O") or clean-up of DOE facilities that are contaminated by radioactive materials. The services that we provide to our government customers include the on-site characterization, sorting, segregation, transportation, management and disposal of classified and unclassified solid and liquid LLRW, MLLW and other special wastes. We also manage high-level radioactive waste inventories at a number of government sites, pending their future off-site disposition. In addition, we perform D&D and demolition of facilities, including disposal of radioactive materials. Our work includes the development of technologies, engineering, fabrication and operation of facilities to reduce the hazards posed by high-level radioactive waste pending final disposition in a national geological repository. In addition, we derive revenues from the provision of D&D, processing and disposal services to the DOD, including decontamination of classified equipment and retrieval or recycling of other classified or specialty parts. In some instances, as a member of a Tier 1 project team, we also manage site operations.

        Our government work generally involves providing customized waste management, decommissioning, environmental remediation, engineering and technology-based expertise at major DOE facilities, such as Richland, Washington, Idaho Falls, Idaho, Los Alamos, New Mexico, Oak Ridge, Tennessee, or Savannah River, South Carolina. Our contract role for government customers is either under Tier 1 or Tier 2 contracts. Under a Tier 1 contract, we typically provide services as an integrated member of a prime contract team. Where we act as part of a Tier 1 team under a prime contract with the DOE, our employees often work alongside and manage dedicated employees at the site who are employed by the Tier 1 contractor for the duration of the prime contract and are covered by local benefit packages but are not employees of any of the Tier 1 team members. Under a Tier 2 contract arrangement, we provide services to Tier 1 contractors on a subcontracted basis.

        Government customers have in the past and may in the future account for a significant portion of our revenues. During the fourth quarter of 2007 and the first quarter of 2008, we assumed voting control over two joint ventures at the request of the DOE. Consolidation of these joint ventures added

$113.8 million to our segment revenues in 2008. Revenues from DOE contractors and subcontractors represented approximately 11.2% in 2008, 16.7% in 2007 and 47.9% in 2006. The decrease in 2008 and 2007 is primarily the result of significantly increased revenues in the International segment due to the acquisition of RSMC in June 2007.

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

        As an integrated Fluor Fernald team member, we led the waste management and mixed waste projects, providing project management and environmental expertise for site-wide waste retrieval, sorting and segregation, packaging, shipping and transportation for radioactive and hazardous materials disposition. A significant amount of the LLRW removed from Fernald was transported to and disposed of at our Clive facility. We also provided management and technical staff who supervised more than 300 dedicated professional and technical employees of the DOE at the site. As an integrated team member, we played a key role in the off-site disposition of highly radioactive uranium residues stored in two on-site silos at Fernald. Our services included the provision of key personnel to support the operational management, processing design, logistics and transportation systems. The Fernald closure project was substantially completed in October 2006.

Hanford Site Operations

        The 586-square mile Hanford site was a former plutonium production complex with nine nuclear reactors and associated processing facilities located along the Columbia River in southeastern Washington State. In 1989, the DOE, the U.S. Environmental Protection Agency, or EPA, and the Washington State Department of Ecology signed the Tri-Party Agreement, which established milestones for the clean-up of the Hanford site. Currently, the DOE is shifting a portion of the site from inactive storage to waste characterization, treatment, storage and disposal operations. Massive plants are being designed and built either to vitrify Hanford's waste or to contain it in blocks of concrete grout. About 300 contaminated buildings are slated for clean up, and a radioactive waste packaging program is expected to continue until the Hanford clean-up is complete.

        On May 29, 2008, we won the contract for the management of all high-level waste/tanks systems at Hanford as part of the Washington River Protection Solutions LLC ("WRPS") team. WRPS has the responsibility for safely managing approximately 53 million gallons of radioactive and chemical waste until it can be prepared for disposal. This is one of the largest and most complex environmental cleanup projects in the DOE complex. The waste, stored in 177 underground tanks near the center of the Hanford Site, will be vitrified into glass logs in a treatment plant that is now under construction at Hanford. WRPS will also be responsible for safely storing the treated waste until permanent disposal facilities are available. Under separate agreements, we provide management and technical services as a subcontractor to other prime contractors at the Hanford site. For example, we designed the vitrification system for the high-level waste treatment plant, and we continue to provide engineering, research and testing services to the DOE. We also manage several subprojects, including the following:

  •
  planning, strategy and implementation;

  •
  budgeting;

  •
  cost and schedule baseline management;

  •
  achievement of performance agreements with DOE; and

  •
  associated health and safety services, including regulatory compliance, transportation and packaging, industrial and radiological safety and quality assurance.

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

        The Washington Savannah River Company operated the SRS since 1992. As an integrated Washington Savannah River Company team member, we supported the liquids waste management contract at the site. High-activity liquid waste is generated at SRS as by-products from the processing of nuclear materials for national defense, research and medical programs. The waste, totaling about 36 million gallons, is currently stored in 49 underground carbon-steel waste tanks grouped into two "tank farms" at SRS. This contract was substantially completed in 2008.

        Our scope encompassed managing the high-level waste tanks and the processing of those liquids. This includes both the solidification of highly radioactive liquid wastes stored in SRS's tank farms and the disposal of liquid low-level waste generated as a by-product of the separations process and tank farm operations. This low-level waste is treated in the Effluent Treatment Facility.

        We are also part of a team that has been contracted by the DOE for the design, construction, commissioning and operation of a new salt waste processing facility at the SRS. The facility will be a pre-treatment plant to remove cesium from DOE's inventory of 38 million gallons of highly radioactive waste stored in 49 tanks at the SRS. On December 8, 2008, the DOE awarded the Savannah River Site's contract to manage liquid waste to Savannah River Remediation, LLC, under which we are a pre-selected tier 2 contractor. Under this contract, we will provide technology support to upgrades at the SRS vitrification facility.

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

        We built the Advanced Mixed Waste Treatment Plant at the Idaho National Laboratory to safely treat transuranic-contaminated waste for final disposal at the Waste Isolation Pilot Plant in Carlsbad, New Mexico. The contract for continued operation of the Advanced Mixed Waste Treatment Plant is currently out for competition. We have submitted an application with respect to the contract and expect the contract to be awarded in August of 2009.

Portsmouth Gaseous Diffusion Plant

        The Portsmouth Gaseous Diffusion Plant in Piketon, Ohio occupies approximately 640 acres, situated in a 3,714 acre federal site. It is operated by the United States Enrichment Corporation ("USEC"), a subsidiary of USEC Inc. The plant has a long history of enriching uranium for defense and commercial nuclear power needs, beginning in the early 1940s with a U.S. defense initiative to produce fissionable material for the atomic bomb. Portsmouth ended enrichment operations in 2001. Piketon is expected to be the site for USEC's next-generation uranium enrichment facility, the American Centrifuge Plant.

        Through a joint venture with Los Alamos Technical Associates, we are currently providing environmental management services at the Portsmouth Gaseous Diffusion Plant project, including site characterization, decommissioning, waste processing and environmental restoration.

The Paducah Gaseous Diffusion Plant

        The Paducah Gaseous Diffusion Plant occupies approximately 750 acres of a 3,600 acre federal site located approximately 15 miles west of Paducah, Kentucky. The Paducah site began operations in 1952 to produce low assay enriched uranium for use as commercial nuclear reactor fuel. In 1993 uranium enrichment operations were turned over to USEC as a result of the Energy Policy Act of 1992. Under USEC, production of enriched uranium for use in the United States and abroad continues today.

        Over the past several years, we have been responsible for the waste management program at the Paducah site. In 2009, we will transition to work on the decommissioning program that will support decommissioning of over 50 facilities at the site.

Atlas Mill Tailings Cleanup

        In June 2007, the DOE awarded us a $98.4 million contract to clean up the Atlas mill tailings that lie alongside the Colorado River near Moab, Utah. The site encompasses approximately 435 acres, of which approximately 130 acres contain uranium mill tailings (16 million tons). This contract includes the design and construction of the disposal cell, design and construction of the transportation system and shipment and disposal of 2.5 million tons of tailings. The contract runs through September 2011.

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

        Examples of our on-site commercial nuclear services include:

  •
  Decontamination and Decommissioning.    We have been providing D&D services for over 20 years. This includes decontamination of commercial nuclear power plants, test reactor facilities, nuclear research laboratories, and industrial facilities that used nuclear materials in their processes and applications. We are currently working with commercial power and utility companies to increase the number of outsourced opportunities for our D&D services. The following examples highlight the scope of the D&D services that we have provided to our commercial customers in recent years:

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

      We successfully developed, licensed and deployed the FuelSolutions™ cask system for the Big Rock Point project, which is the first system capable of accommodating highly-enriched, high-burnup pressurized water reactor and boiling water reactor fuel assemblies, as well as damaged fuel and fuel debris cans. We also provided the single-source solution for the removal of Big Rock Point's large components, including the reactor vessel. Our services in this regard included the design, licensing, fabrication and implementation of the first fully NRC-compliant Type B package for shipping a reactor in one piece. The major component removal contract also provided for the provision of decontamination and building dismantlement services, including the turbine building, stack and various auxiliary buildings and structures. Furthermore, we provided licensing and project management support for the implementation of a comprehensive on-site and off-site waste management program. We sorted, packaged, transported and disposed of approximately 100 million pounds of waste using the disposal sites in Barnwell, South Carolina and our disposal site in Clive, Utah. Decommissioning of the Big Rock Point Nuclear Plant was substantially completed in August of 2006.

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

    •
    Sacramento Municipal Utility District—Rancho Seco Reactor Building D&D.    We completed two projects for the Sacramento Municipal Utility District ("SMUD") under separate contract awards. In 2007, we began work to demolish, package, and transport approximately 36 million pounds of interior building concrete and structural steel from the Reactor Building at the Rancho Seco Nuclear Generating Station—owned by SMUD. In addition to internal structures, the 250-ton polar crane was dropped using shaped charge explosives and further segmented and packaged for disposal. Waste was transported to the Clive Disposal Site by rail service. All work was successfully completed in 2008. Separately, SMUD entered into a disposal contract with EnergySolutions for disposal of the Reactor Building radioactive waste. This contract was also completed in 2008.

    •
    GE-Vallecitos—Hot Cell Facility D&D.    We have been contracted by GE-Hitachi to decontaminate Hot Cell 4 (also referred to as an Alpha Cell) at General Electric's VNC Radioactive Material Laboratory in California. The primary goal of this activity is to minimize, segregate, and remove all transuranic materials, including the cell liner, from Hot Cell 4, then refurbish the cell manipulators, and return the hot cell to service.

  •
  Site Remediation and Restoration.    We provide site characterization, remediation, and release survey services to clients who have radioactively contaminated sites, including facilities that are currently licensed at the federal and state level by either the NRC or NRC-Agreement States. We also provide remediation services at legacy facilities where no license currently exists or where licenses were previously terminated, but residual contamination remains above current regulatory guidelines. We anticipate increased movement of legacy sites from initial planning stages into the site cleanup phase over the next several years. Examples of site remediation projects over the past year include:

  •
  ASARCO Federated Metals Soil Remediation Project.    We are currently managing the remediation of contaminated soil and debris at the former ASARCO Federated Metals site, in Houston, Texas. We have responsibility for soil remediation at the 20-year old site pursuant to a $19 million contract with Environmental Liability Transfer, Inc., which acquired the site from the ASARCO bankruptcy estate. Work scope includes erosion and sediment control, surveying and sampling, site clearing, waste characterization, excavation, removal, packaging, transportation and disposal of up to 800,000 cubic feet of radioactive, hazardous, and mixed waste from a 14-acre site.

  •
  Whittaker Corporation Site Remediation Project.    We were contracted to provide remediation of approximately 24,000 tons of contaminated soil, slag, and other debris along the Shenango River in Transfer, Pennsylvania, that contained enhanced naturally-occurring radioactive material created during rare earth extraction processes. This will be accomplished by means of site clearing, excavation of soil, soil separation, radiological waste minimization, and waste segregation. After completion, the project area wetlands and riverbank will qualify to be free-released. As a result, it is anticipated that the NRC will officially remove this site from their highest-priority list of Complex Decommissioning Materials Facilities.

  •
  License Stewardship Program.    Our license stewardship program is a new, innovative approach to provide decommissioning services. Under this program, we acquire title to substantially all of a customer's buildings, facilities and equipment of its non-operating nuclear power plant. As the owner of the plant and associated permits, licenses and other assets incidental thereto, we are eligible to acquire a license from the NRC to decommission the plant and the rights to the customer's decommissioning trust funds associated with the plant, which are overseen by the NRC. The customer retains ownership of the land and leases it to us for the period during which we perform D&D activities. Because of our technology, expertise and assets, this unique structure facilitates the decommissioning of the plant ahead of the schedule that the customer would otherwise expect to achieve at a total cost not exceeding the available balance of the decommissioning trust funds (plus investment interest accruing during the decommissioning project). This structure gives us direct access to the decommissioning trust funds, avoiding several expensive and time consuming levels of administrative processing.

            On December 11, 2007, we, through our subsidiary ZionSolutions, LLC ("ZionSolutions"), entered into an agreement with Exelon Generation Company, LLC ("Exelon") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Upon completion of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer from Exelon to ZionSolutions.

            Due to the financial crisis that has impacted the United States and world markets, the Zion Station decommissioning trust fund balance, a significant portion of which is invested in the stock market, has declined. On October 14, 2008, we announced that we intend to defer the transfer of the Zion Station assets until we reaffirm that there is sufficient value in the Zion decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. Pursuant to the agreement, we have until December 31, 2009 to close the transaction.

            Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of December 31, 2008, we have incurred costs of $12.4 million that have been deferred until the closing of the transaction. Since we believe that the closing of this transaction before December 31, 2009 is still probable, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken steps to reduce the monthly project costs including terminating certain employees, transferring employees to other projects and terminating certain subcontracts and lease agreements. Any costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated.

  •
  Large Component Disposition.    Our expertise, personnel and equipment enable us to prepare large components for transport via public highway, waterway, rail or combinations thereof to ensure safety and compliance with regulatory requirements. Large components include overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. In 2008, we processed, packaged and shipped components weighing more than 680,000 pounds, requiring specially designed and fabricated transport housings and formal engineering reviews. Transportation, processing and disposal of these large components is often handled through our LP&D segment.

  •
  Duke Energy Carolinas, LLC—Removal & Disposition of Steam Generators.    Work began in late 2008 on the removal of 8 retired steam generators at the McGuire Nuclear Station in Huntersville, North Carolina. Each steam generator weighs approximately 340 tons. We are performing the engineering, processing, packaging, transport and disposal. Included in the work is the separation of the 11-ton steam domes from the lower assemblies and segmentation into half-ton sections; fabrication of closure plates and transport saddles to meet U.S. DOT requirements; and transportation of the lower assemblies and packaged waste for disposal at our Clive, Utah, facility.

  •
  Detroit Edison—Removal & Disposition of Fermi-I Reactor Vessel & Large Components.    We began performing the dismantling, packaging, transporting, & disposal of the reactor vessel and related large components at the Fermi-I reactor in Newport, Michigan in 2008. Initial work scope included disassembly and cutting of the reactor vessel, primary shield tank, multiple heat exchangers, and reactor coolant pumps, along with all interconnecting piping. Isolated sub-assemblies and dismantled sections will be packaged and transported for disposal at our disposal site in Clive, Utah.

  •
  On-Site Waste Management Services.    We provide a variety of client-site waste management services to operating utilities and other sites to prepare waste streams for more efficient on-site storage and/or compliant packaging and transport to a licensed disposal facility. Engineered processing at client sites includes size reduction—by means of shearing/cutting and our mobile hydraulic compaction equipment—solidification; and dewatering, using our mobile centrifuge.

  •
  Comision Federal de Electricidad—Laguna Verde Waste Volume Reduction Project.    Under a contract with Mexico's Federal Electricity Commission, we agreed to mobilize and operate our 2,200-ton mobile hydraulic compactor unit to size reduce and package 55-gallon drums containing contaminated waste material at the Laguna Verde Power Station near Vera Cruz, Mexico. Work scope included mobilization of equipment, training of local labor, and the compaction, packaging, and on-site storage of 6,400 drums. Work is scheduled to be completed in early 2009.

  •
  Ontario Power Generation (Canada) Resin Liner Repackaging Project.    Through our subsidiary, EnergySolutions Canada, we completed a contract in 2008 to vent and remove 585 potentially degraded carbon-steel liners, containing radioactively-contaminated resins, stored in below-grade silos. A mobile operating cell was engineered on site and equipped with a gantry crane to provide a shielded work environment and ensure as low as reasonably achievable exposure rates. Following removal, all liners were overpacked and sealed in stainless steel liners and transported for re-storage.

  •
  Radioactive Liquids Processing.    Our on-site radioactive liquids processing technology-based services incorporate a number of patented technologies, including technologically advanced ion exchange and membrane-based systems to reduce liquid waste generation, reduce radioactive discharge, improve water chemistry and enable the recycling of wastewater. Our acquisition of NUKEM in July 2007 enhanced our capabilities for processing radioactive liquids. We believe that we process more contaminated power plant floor drain and equipment drain radioactive wastewater than any other U.S. company—more than 70 million gallons per year. We are currently providing on-site services for removing radioactive and chemical contaminants from wastewater at 19 nuclear power plants. We have developed and provide a make-up water system that can achieve nuclear plant water quality standards by reducing organic carbon and removing ionic impurities and dissolved solids. Our membrane-based technologies are capable of producing effluent water that meets stringent chemical criteria. We also provide dewatering of radioactive particulate wastes. The waste generated by our technology is compatible with our disposal containers and with disposal criteria at our Clive facility. We currently provide dewatering services at 26 nuclear power plants.

  •
  Spent Fuel Services.    We have more than 20 years of experience working with irradiated hardware and materials in spent fuel pools used in boiling water reactors and pressurized water reactors. Our range of fuel pool services includes underwater transfer and container loading, cask transportation, fuel pool vacuuming, pool-to-pool transfers and waste characterization. Our fuel pool personnel are specially trained to handle the planning, on-site processing, packaging, transportation and disposal of various fuel pool components. We have completed more than 50 fuel pool projects, and our customers have included nearly every nuclear power and utility company in the United States. We also provide full service support of spent fuel storage activities, including cask design and procurement, cask loading and related activities, as well as design and construction oversight for on-site independent spent fuel storage installations.

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

        The LLRW that we dispose of at our Clive facility primarily derives from the clean-up of contaminated sites (including DOE facilities, nuclear power plants, Superfund sites and industrial sites) and from the routine operations of utilities, industrial sites and hospitals. Although we only treat and dispose of Class A LLRW, MLLW and 11e(2) materials at our Clive facility and do not plan to seek authorization to take Class B and C wastes at that site, we are currently able to dispose of Class A, B and C waste at the state-owned Barnwell, South Carolina facility that we operate. On July 1, 2008, the State of South Carolina closed the Barnwell disposal site to customers located outside of the Atlantic Compact States of South Carolina, New Jersey and Connecticut.

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

        Many of our LP&D projects complement our services in our Federal and Commercial Services segments. The following are examples of LP&D services that we have performed in recent years:

Life-of-Plant Contracts

        Our life-of-plant contracts integrate our LP&D services into a tailored solution for our commercial customers' needs, and we believe that these contracts will represent a significant source of future revenues for our LP&D segment. Life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when the plants are shut down. We have signed life-of-plant contracts with commercial customers representing 84 of the 104 operating nuclear reactors in the United States. Some of the customers with whom we have entered into life-of-plant contracts include Dominion Resources, Inc., Duke Energy Corporation, Entergy, Exelon Corporation, Florida Power & Light Company and Progress Energy.

Rocky Flats Closure Project

        The Rocky Flats Environmental Technology Site is a DOE environmental clean-up site located approximately 16 miles northwest of downtown Denver, Colorado. Historically, Rocky Flats made components for nuclear weapons using various radioactive and hazardous materials, including plutonium, uranium and beryllium. Nearly 40 years of nuclear weapons production left behind a legacy of contaminated facilities, soils and ground water. In 1995, the Rocky Flats site was designated by the EPA as a Superfund clean-up site.

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

Large Components

        An important service provided to commercial nuclear power plants is the disposition of overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. As operational nuclear power plants age, their equipment and components are replaced either to provide increased operational capacity or as part of plant maintenance. For example, in 2004 we handled the transportation, processing and disposal of four steam generators from American Electric Power/Indiana Michigan Power's Donald C. Cook nuclear plant located in Southwest Michigan on the shores of Lake Michigan. Our successful completion of this project enabled us to procure a subsequent contract with this customer to package, transport and dispose of two reactor pressure vessel heads from this plant in 2006 and 2007. In late 2008, we began work on a contract to remove 8 retired steam generators from Duke Energy's McGuire Nuclear Station in Huntersville, North Carolina. The preparation of these large components for transportation, processing and disposal is often handled through our Commercial Services segment.

Paducah Project

        The Paducah Gaseous Diffusion Plant in Paducah, Kentucky was constructed in the mid-1950s as part of a U.S. government program to produce highly enriched uranium to fuel military reactors and produce nuclear weapons and is currently the only operating uranium enrichment facility in the United States. Owned by the DOE and operated through a lease with USEC, today the plant produces low-enriched uranium fuel for commercial nuclear power plants in the United States and around the world. In December 2005, the DOE announced a contract award to Paducah Remediation Services, LLC ("PRS"), for environmental remediation and waste management activities at the plant. We are the major subcontractor to PRS. Under the DOE contract, PRS's responsibilities include groundwater and soil remedial actions, removing legacy waste, D&D services, operating on-site waste storage facilities and surveillance and maintenance activities. Revenues from these services are recognized in our Federal Services segment. We are also responsible for all on-site waste management and off-site waste disposition activities through contract completion. We have transported and disposed of LLRW, MLLW and other contaminated materials from the Paducah site at our Clive facility. Revenues from these services are recognized in our LP&D segment.

U.S. Navy Contracts

        We are the principal service provider to the U.S. Navy for the disposition of radiological materials under the Naval Nuclear Propulsion Program. Through a series of long-term contracts, we process and dispose of LLRW and MLLW generated by the U.S. Navy's nuclear operations worldwide.

        Several of our facilities provide services to the U.S. Navy, including our Clive, Utah, Barnwell, South Carolina and Oak Ridge and Memphis, Tennessee facilities. These services include volume reduction, metal recycling, and specialized processing. The materials may then be disposed of at our Clive and Barnwell facilities. In addition to processing liquid and solid radioactive materials, we also provide transportation and logistics services to the U.S. Navy, as well as on-site support at Naval bases around the United States for the removal of radioactive materials. Revenues from these services are recognized in our LP&D segment.

International

        As a result of our acquisition of RSMC in June 2007, we began reporting the results of our operations outside North America in a new International segment in the second quarter of 2007. The revenues we receive from the NDA for the operation and management of its 10 Magnox sites currently constitute the predominant portion of our International segment revenue. The NDA requested the restructuring of Magnox Electric Limited into Magnox North Limited and Magnox South Limited, which was successfully completed on October 1, 2008, to facilitate separate competition for the contracts although they currently have no plans to do so. Under these contracts, we are responsible for the operation, defueling and decommissioning of 10 nuclear power sites. Two of these sites currently generate electricity and eight other sites are now in varying stages of decommissioning.

        In December 2008, the NDA announced that the competition to select a single parent body organization for Magnox North Limited, Magnox South Limited, and Research Sites Restoration Limited is now expected to commence in 2011, rather than in 2009, and be completed by March 31, 2013. We will continue to lead this important clean-up project and will bid on the new contract. Also, in December 2008, following receipt of the required regulatory approvals, Magnox North announced that the Oldbury Power Station, originally planned to cease generation at the end of 2008, will continue to generate electricity through 2009 and beyond.

        During the contract year ending March 31, 2009, Magnox South and Magnox North expect to receive funding from the NDA of approximately $424.9 million and $615.2 million, respectively, based on average currency exchange rates from April 2, 2008 to February 17, 2009.

        In addition, through our acquisition of Safeguard, we have positioned ourselves as a leading provider in the United Kingdom of turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities. We provide waste management and technology-based services to customers in Italy, Germany, and Spain. We continue to pursue other opportunities in Europe and Asia. Our discussions with Sogin SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities, have been delayed pending ruling on our request for a declaratory judgment relating to the importing of foreign waste.

        Results of our operations for services provided to our customers in Canada and Mexico are included in our Commercial Services or LP&D segments.

Customer Concentrations

        Our International segment derives its revenues primarily through contracts with the NDA. For the years ended December 31, 2008 and 2007, respectively, 64.8% and 48.6% of our revenues were from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2008 and 2007 were $115.0 million and $273.7 million, respectively.

        We have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenues from DOE contractors and subcontractors represented approximately 11.2%, 16.7% and 47.9% of consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2008 were $45.6 million and $42.0 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on completed contracts relating to DOE contractors and subcontractors at December 31, 2007 were $31.3 million and $17.0 million, respectively.

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

        The State of Utah authorizes our Clive facility to dispose of Class A LLRW, NORM, 11e(2) materials and MLLW. The facility's location enables it to receive radioactive materials year-round via bulk truck, containerized truck, enclosed truck, bulk rail, rail boxcars and rail intermodals. We are served by the Union Pacific Railroad at our private siding and maintain more than seven miles of track and three locomotives for rail cars to be unloaded, decontaminated and released. This direct rail access and our gondola railcar rollover system provide a cost-effective method of unloading up to 100,000 cubic feet of radioactive materials per day. We maintain a fleet of approximately 300 high capacity gondola railcars under long-term operating leases, as well as custom-designed flat cars and other multi-model containers to facilitate the safe transport of radioactive materials to our Clive facility. We also maintain an all-weather paved asphalt road to the site from Interstate 80 to facilitate truck shipment.

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

Disposal Capacity

        We believe that we have sufficient capacity for more than 30 years of operations at our Clive facility based on our estimate of lower future disposal volumes than experienced in recent years, our ability to optimize disposal capacity through reduction and compaction techniques, and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal by 83 million cubic feet to approximately 150 million cubic feet of available capacity. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected. See "Risk Factors—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us" and "Risk Factors—Our business depends on the continued operation of our Clive, Utah facility."

Tennessee Processing Facilities

        We operate facilities at three locations in Tennessee where we process and transfer radioactive materials generally en route to our Clive facility. The facilities are operated in an integrated fashion to maximize the breadth of options available to us and to our customers.

        Our Bear Creek facility includes a licensed commercial LLRW processing facility, including the only commercially licensed radioactive metals recycling furnace and the largest LLW incinerators in the US. It primarily receives waste from nuclear utilities, government agencies, industrial facilities, laboratories and hospitals. Our Bear Creek facility also manages classified nuclear waste, which is specially processed to obscure any classified information.

        Our Gallaher Road facility in Kingston, Tennessee is located adjacent to Oak Ridge, Tennessee and provides specialty waste processing and transportation logistical services. The Gallaher Road facility also is the base for our Hittman trucking operations and maintains our fleet of tractors, trailers and shipping containers for transporting radioactive materials.

        Our Memphis facility's riverside location allows for access by barge as well as truck and rail. The facility is specifically designed to handle large components such as steam generators, turbine rotors, heat exchangers, large tanks and similar components. From Memphis, disassembled components can be shipped to our other facilities for ultimate disposition. The facility also leases radioactive shop space to various Nuclear Service Suppliers vendors who support commercial nuclear power generation outage activities.

        In addition to the three Tennessee processing facilities, we own a facility in Oak Ridge, Tennessee that provides metals manufacturing, processing, casting and rolling, fabrication and other services to our customers and we believe it is the only commercial facility in the world with the ability to cast, flat-roll and machine products from depleted uranium. Material processed at this facility can be found in a variety of products, including electronics, medical isotope shipping containers, nuclear accelerators, nuclear fuel storage casks and fighter jets.

South Carolina Facilities

        We operate a LLRW disposal facility in Barnwell, South Carolina pursuant to a long-term lease and an operating agreement with the state of South Carolina that expires on April 5, 2075. Barnwell is the only commercial facility in the United States that is permitted to accept all classes of commercially generated LLRW. This facility provides disposal services for large components not suitable for volume reduction and for ion exchange resins and other radioactive materials that are generated by nuclear power plants, hospitals, research laboratories and industrial facilities. On July 1, 2008, the State of South Carolina restricted our Barnwell disposal site to receive Class A, B and C LLRW only from customers located in the three Atlantic Compact States. We will continue to operate the Barnwell site for the Atlantic Compact States on a cost-reimbursable basis under our long-term lease.

        We also operate a facility adjacent to the Barnwell disposal facility to support preparation of materials for disposal, including equipment decontamination and parts retrieval and recycling. The facility also provides specialty processing services.

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

        We provide on-site engineering services to support the deployment of radioactive, hazardous and mixed waste treatment, transportation, and disposal technologies. We design equipment, components and integrated turnkey systems, train customer personnel and perform a broad range of engineering consultation services. We also have significant experience designing and licensing storage and transport cask systems and can provide complete "pool-to-pad" services to customers implementing dry cask storage systems at their facilities. Our engineering staff has successfully developed and licensed numerous storage and transport cask systems, including specialized containers for various Type A, Type B and fissile material contents. Our FuelSolutions™ cask system technology, for example, provides an integrated means for both storage and transportation of spent nuclear fuel. We have designed packages for transport (via trailer, rail and barge) and storage applications, including spent fuel baskets, wood and polyurethane foam impact limiters, and auxiliary components such as cask tie-downs, lifting gear and personnel barriers.

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

  •
  Incineration.  Incineration offers volume reduction potentially exceeding 200 times and is a cost-effective treatment for many dry radioactive materials. At our Bear Creek facility, we own and operate one of two licensed commercial incinerators in North America for radioactive materials, capable of processing solids, liquids, and sludges.

  •
  Metal Melting and Decontamination.  Our metals processing program at our Bear Creek facility employs decontamination, melting and survey technologies to dispose of radioactively contaminated metals. After decontamination, we survey the metal to verify its radioactivity and determine its handling requirements. If we cannot decontaminate the metal, we may utilize our metal melting technology. Our melting technology and capabilities are also used to obscure classified DOD components prior to disposal.

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

        We also have relationships with the University of Nevada, Las Vegas and Washington State University to provide technology-based research capabilities in support of some of the projects and technical initiatives that we are working on.

        The majority of our research and development costs are funded by our customers. Our non-reimbursed research and development expenses included in our results of operations are immaterial.

Patents and Other Intellectual Property Rights

        We own or license approximately 60 patents for use in North America. We also have the right to use in the United States, Canada and Mexico approximately 115 patents from BNFL that came with the acquisition of BNGA. These licenses cover the fields of radioactive material management, storage, treatment, separation, spent nuclear fuel recycling and transport. Our patent portfolio also includes areas such as biotechnology, lasers, containers and D&D. We also own non-patent intellectual property that essentially consists of research, design, safety, construction, operations and know-how. Our patents expire between 2009 and 2027. We do not believe that our business, results of operations or financial condition will be adversely affected by any of the patent expirations over the next several years.

Project Integration

        Engineering and Technologies manages complex Engineering, Procurement, and Construction ("EPC") integration projects by combining our technologies, expertise in the implementation of NQA-1 quality programs, and engineering and project management team experience. The following are examples of Project Integration work in recent years:

Re-tube Waste Container Project—Bruce Power Ontario, Canada

        Design, build, and deliver 188 containers and overpacks for the Bruce Power, Station A, Units 1 & 2 Re-tube Waste Container Project in Ontario, Canada. This is one of the largest deliveries of fabricated stainless steel containers of this type in the nuclear industry. The Engineering and Technologies Group managed five concurrent fabricators as part of the supply chain made up of both U.S. and International suppliers. The weight of the stainless steel for this project equated to 5.2 million pounds.

Autosampling Pneumatic Transfer System—Waste Treatment Plant, Hanford Washington

        The Autosampling Pneumatic Transfer System ("ASX") is an integrated process and control system for the Waste Treatment Plant Project in Hanford Washington. The ASX system collects waste and process effluent samples from vessels and equipment of the Pretreatment Facility, Low-Activity Waste Facility, and High Level Waste Facility and pneumatically sends the samples to the Analytical Laboratory for testing confirmation. Our scope is to design, supply, test, and provide technical services for installation, commissioning and training for 10 shielded autosamplers and associated equipment.

Contracts

        Our work is performed under cost-reimbursable contracts, unit-rate contracts and fixed-price contracts, most of which may be modified by incentive and penalty provisions.

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

        The following table sets forth the percentages of revenues represented by these types of contracts during the year ended December 31, 2008:

% of Revenues
Cost-reimbursable	80%
Unit-rate	16%
Fixed-price	4%

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

Safety

        We devote significant resources to ensuring the safety of the public, our employees and the environment. In the United States, we have built a safety record that is critical to our reputation throughout our markets, particularly DOE contractor services. Our domestic safety incident record is substantially better than standards for other similar businesses according to the North American Industrial Classification System with total Occupational Safety and Health Administration, or OSHA, recordable and lost time incidence rates of 1.16 and 0.32, respectively, versus industry averages of 6.4 and 2.4, respectively. None of our safety incidents has involved radioactive contamination. We have received numerous safety achievement awards in recognition of our industry leading safety record.

        We also have traditionally met or exceeded the occupational and public radiation safety requirements for the U.S. nuclear services industry. The average employee radiation dose at our Clive site is less than 50 millirem annually, which is 1.0% of the Federal government's allowable annual guideline of 5,000 millirem.

        In 2008, we passed over 500 person-days of regulatory inspections by state regulators, the NRC, the DOE and the Nuclear Procurement Issues Committee. We submit routine reports to the applicable state and federal regulatory agencies demonstrating compliance with rules and regulations set forth in our licenses and permits.

        We also have established an extensive safety education program for our employees. Before employees are permitted to work in restricted areas, they are required to complete a four-day training course on radiation theory, proper procedures and radiation safety. Each employee is required to participate in semi-annual refresher courses, and our employees completed over 15,000 cumulative hours of safety training in 2008. In addition to extensive training, we employ more than 120 safety professionals and technicians who are responsible for protecting workers, the public and the environment. We also employ a round-the-clock security staff to prevent unauthorized access to our sites. Three of our facilities in the US are recognized by OSHA as Voluntary Protection Program Star Sites.

        In addition, in the United Kingdom, every Magnox site is accredited under the ISO 14001 system, which is an internationally accepted specification for environmental management systems, as well as Occupational Health and Safety Management Systems 18001, which establishes standards for occupational health and safety. Magnox North and Magnox South have also won numerous awards for health and safety, including consecutive Royal Society for the Prevention of Accidents Engineering Construction Sector Awards.

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

Facility	Limit
General (All)—Supplier's and Transporter's	$100 million
Barnwell, South Carolina facility	$100 million
Oak Ridge, Tennessee—Bear Creek facility	$50 million
Kingston, Tennessee—Gallaher Road facility	$5 million
Oak Ridge, Tennessee—Manufacturing Sciences Corporation facility	$5 million
Memphis, Tennessee facility	$10 million

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

  •
  quality of performance;

  •
  safety;

  •
  diversity of services; and

  •
  price.

        Our competitors, primarily in the Federal Services and International segments, include national engineering and construction firms such as Bechtel Group, Inc., CH2M Hill, Fluor Corporation, Jacobs Engineering Group, URS Corporation, AMEC plc and AREVA. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. We also face competition from smaller local firms. Our major U.S. government customer, the DOE, has substantially increased small business set-asides for prime contracts. Because we are not a small business, we have responded by teaming in certain circumstances as a subcontractor to small businesses responding to requests for proposals as a prime contractor on selected procurements. We expect intense competition to continue for nuclear service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits.

        In the Commercial Services area, our major competitors include large nuclear services firms such as Bechtel Group, Inc., URS Corporation's Washington Division, AREVA, and the Shaw Group. This competition is primarily for major projects in the nuclear utility decommissioning market. To some degree, we also face competition from nuclear utilities, since many elect to self-perform decommissioning of their plants using existing plant operations staff. However, our new license stewardship approach capitalizes on the unique capabilities we can offer nuclear utilities through our ownership of low-level waste disposal facilities.

        Other competition in the Commercial Services market also includes numerous smaller companies that have the capability to provide similar services in our key business lines, which include large component removal, facility decontamination, site remediation, radiological consulting services, staff augmentation, fuel pool services, cask services, and liquid waste processing. We typically have a competitive advantage due to our wider range of in-house services, and larger staff resources; however, we often face stiff price competition on bids where smaller companies are willing to accept lower margins or have lower indirect cost structures.

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

        Currently, we are the only commercial disposal outlet for MLLW and operate two of the three commercial LLRW disposal sites in the United States, through our Clive, Utah and Barnwell, South Carolina disposal facilities. The third facility is a state-owned facility located in Richland, Washington that is relatively small, does not accept radioactive materials from outside the Northwest Interstate Compact on Low-Level Radioactive Waste Management States and may eventually stop receiving materials from outside Washington State itself. Several other companies have tried to obtain site licensing and have failed. We are the only company to have an operating license received subsequent to the enactment of the Low-Level Radioactive Waste Policy Act.

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

        In the future, other commercial sites could be licensed for the disposal of radioactive waste. One such site could be the WCS site in Andrews County, Texas. WCS filed a license application with the Texas Commission on Environmental Quality in August 2004 for a LLRW disposal facility and announced receipt of a conditional license on January 20, 2009. In order to receive an active license, the conditional license requires WCS to complete several major environmental studies, examples of which include groundwater, air emissions, and seismic stability studies. WCS must also demonstrate that the leachate from the landfill will not reach the Ogallala-Antlers-Gatuna Aquifer. The conditional license states that prior to accepting federal facility waste, WCS must receive an agreement signed by the U.S. Secretary of Energy that it will assume all rights, title and interest in land and buildings for the disposal of federal facility waste. Should the conditional license become active, WCS will be allowed to receive waste from the Texas Compact, which includes the states of Texas and Vermont, and from federal facilities (i.e., DOE). WCS will not be able to receive waste via railcar or receive depleted uranium, and will be required to dispose of commercial waste in specially designed containers in the compact portion of the facility.

Employees

        As of December 31, 2008, we had more than 5,000 employees, including approximately 1,150 scientists and engineers and 400 radiation and safety professionals. With the acquisition of RSMC in June 2007, approximately 3,000 of these employees are in the United Kingdom. These employees are associated with RSMC's contract with the NDA to operate the Magnox North and South sites. Should RSMC no longer be under contract with the NDA to operate the Magnox sites, these individuals will no longer be employed by RSMC through its subsidiaries, Magnox North Limited and Magnox South Limited, with the exception of approximately 70 employees who would continue to be employed by RSMC. The NDA reimburses us for the salaries and benefits for the majority of the direct RSMC employees, excluding approximately 12 employees that are not in the Magnox North or Magnox South contracts. A significant portion of our workforce in the United Kingdom is unionized, and we have annual agreements that cover most of the Magnox North and Magnox South employees, which are negotiated in conjunction with the NDA. A majority of our employees are skilled professionals, including nuclear scientists and engineers, hydrogeologists, engineers, project managers, health physics technicians, environmental engineers and field technicians. At the Hanford, Washington, Oak Ridge, Tennessee, and Paducah, Kentucky, DOE sites that we manage, approximately 180 of our employees are represented by labor unions. In addition to our own employees, we manage approximately 200 DOE site employees through various Tier 1 arrangements at DOE sites, a portion of who belong to unions. Our labor relations with those employees represented by labor unions at Hanford are governed under a site stabilization agreement which will expire when the D&D services at Hanford are complete.

We have five separate collective bargaining agreements at Oak Ridge, four of which will expire on June 22, 2009. Our collective bargaining agreement relating to the Paducah site will expire on July 31, 2010.

Regulation

Applicable U.S. Statutes

        We operate in a highly regulated industry, and are subject to extensive and changing laws and regulations administered by various federal, state and local governmental agencies, including those governing radioactive materials and environmental and health and safety matters. Some of the laws affecting us include, but are not limited to, the Atomic Energy Act of 1954 ("AEA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Energy Reorganization Act of 1974 ("ERA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Hazardous Materials Transportation Act, the Uranium Mill Tailings Radiation Control Act, the Hazardous Waste Transportation Act, the Low-Level Radioactive Waste Policy Act, the Nuclear Waste Policy Act of 1982 ("NWPA"), the Utah Radiation Control Act, the Utah Air Conservation Act, the Utah Solid and Hazardous Waste Act, the Utah Water Quality Act, the Tennessee Radiological Health Service Act, the South Carolina Radiation Control Act, the South Carolina Radioactive Waste Transportation and Disposal Act, the Tennessee Solid Waste Disposal Act, the Clean Water Act, the Clean Air Act of 1970, as amended ("Clean Air Act"), the Toxic Substances Control Act of 1976 ("TSCA"), the Federal Insecticide, Fungicide and Rodenticide Act, the Oil Pollution Act of 1990 and the Occupational Safety and Health Act; each as from time to time amended.

        The AEA and the ERA authorize the NRC to regulate the receipt, possession, use and transfer of commercial radioactive materials, including "source material," "special nuclear material" and "by-product material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of LLRW, and that require the licensing of LLRW disposal sites by NRC or states that have been delegated authority to regulate low-level radioactive material under Section 274 of the AEA. Nearly all of our nuclear related licenses are overseen by Agreement States (i.e., a state to which the NRC has delegated some authority). Our primary regulators are government agencies of the states where our processing and disposal facilities are located, namely Utah, South Carolina and Tennessee.

        RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous and solid waste. The intent of RCRA is to control hazardous and solid wastes from the time they are generated until they are properly recycled or treated and disposed. As applicable to our operations, RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage, and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The land disposal restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet best demonstrated available technology treatment standards, unless certain exemptions apply. In the same way that the NRC may delegate authority under the AEA, the EPA may delegate some federal authority under RCRA to the states.

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

Applicable U.K. Statutes

        Through our subsidiaries, RSMC and Safeguard, we are subject to extensive and changing laws and regulations in the United Kingdom. Some of the laws affecting us include, but are not limited to, the Nuclear Installations Act 1965, the Health and Safety at Work Act 1974, the Radioactive Substances Act 1993 ("RSA 1993"), the Environment Act 1995, the 2004 Energy Act and the Electricity Act 1989.

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

The U.S. Regulatory Environment

        The State of Utah regulates our operations at our Clive disposal facility. Our Utah licenses include our Clive facility's primary radioactive materials license (UT2300249) and our 11e(2) by-product license (UT2300478), which is currently in timely renewal (which allows us to operate under the terms of our prior license until a new license is issued). Four different divisions of the Department of Environmental Quality regulate this facility with approximately 14 employees devoted to the facility. The Division of Radiation Control and the Division of Solid and Hazardous Waste regulate our ability to receive LLRW, NORM/NARM (naturally-occurring/accelerator-produced radioactive material), 11e(2) and MLLW. Additionally, the Division of Water Quality and the Division of Air Quality also regulate the facility. The site is inspected daily to ensure strict compliance with all Utah regulations. The Division of Radiation Control also requires us to provide financial assurance for the decommissioning or "closure" of our Clive facility, including areas that are closed on an ongoing basis. The adequacy of the funding provided is reviewed annually to assure that adequate financial resources are set aside and maintained to fund any required on-site clean-up activities. Finally, we also maintain nine Tooele County, Utah Conditional Use Permits for the facility.

        The South Carolina Department of Health and Environmental Control, regulates our South Carolina operations through multiple groups, including the Division of Waste Management, the Bureau of Air Quality, and the Bureau of Water. Our licensed operations in South Carolina include the Barnwell disposal facility (the license is currently in timely renewal), the Calibration Laboratory, the Nuclear Services Support Facility, the Barnwell Environmental and Dosimetry Lab and the Chem-Nuclear Systems, Service Operations Division. The South Carolina Department of Health and Environmental Control has staff specifically devoted to the regulation of our facilities which continually inspects us and assures that we fully comply with all regulations. We lease the Barnwell site from the State of South Carolina and under the terms of the Atlantic Compact. As part of that lease and as part of its regulatory oversight, South Carolina requires us to contribute to a long-term care fund for the site and maintain decommissioning or closure assurance.

        The Tennessee Department of Environment and Conservation ("TN DEC"), regulates our Tennessee operations. Multiple groups within the TN DEC regulate our operations including the Division of Radiological Health, the Division of Solid Waste Management and the Division of Water Pollution Control. The TN DEC has staff that continually oversees our facilities and also requires each facility to provide decommissioning assurance. Several of our Tennessee licenses are currently in timely renewal.

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

        We are also regulated by the federal government—including by the NRC and EPA. The NRC regulates us regarding the certification of casks used to transport waste and regarding operations in non-Agreement States. We have multiple current Certificates of Compliance, which allow us to manufacture and sell radioactive material packages for the storage and transportation of radioactive material, including dry casks for spent nuclear fuel. These Certificates of Compliance permit the use of these packages by third parties as well as for our own transportation needs. The NRC requires us to maintain a Quality Assurance program associated with these Certificates of Compliance. Furthermore, the NRC regulates several nuclear materials licenses which facilitate EnergySolutions' work at worksites other than those located in South Carolina, Tennessee or Utah. These licenses do not have any decommissioning requirements.

        To the extent we engage in the storage, processing, or disposal of mixed waste, the radioactive components of the mixed waste are subject to NRC regulations promulgated under the AEA. The EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the states may also regulate mixed waste.

        Under RCRA, wastes are classified as hazardous either because they are specifically listed as hazardous or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are considered hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes, including waste treated with our vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Full RCRA regulation would apply to the subsequent management of this waste residue, including the prohibition against land disposal without treatment in compliance with best demonstrated available technology treatment standards. In some cases, there is no current technology to treat mixed wastes, although EPA policy places these wastes on a low enforcement priority. Our ownership and operation of treatment facilities also exposes us to potential liability for clean-up of releases of hazardous wastes under RCRA.

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

        OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals that may be present in mixed wastes. We must follow OSHA standards, including the preparation of material safety data sheets, hazardous response training and process safety management, as well as various record- keeping disclosure and procedural requirements. The NRC also has set regulatory standards for worker protection and public exposure to radioactive materials or wastes that we adhere to. See "—Safety."

The U.K. Regulatory Environment

        Through our subsidiary RSMC, we hold the contracts and licenses to operate and decommission 22 reactors at 10 sites in the United Kingdom. Four of these reactors are operating and 18 are in various stages of decommissioning. Approximately 3,000 employees in the United Kingdom operate these sites and are subject to the U.K. regulatory environment. Through our subsidiary Safeguard, we also have other operations in the United Kingdom that are also subject to this regulatory environment.

        The Health and Safety Executive ("HSE"), is responsible for licensing nuclear installations. The HM Nuclear Installations Inspectorate ("NII"), which is part of the Nuclear Directorate of the HSE, ensures that nuclear installations comply with all statutory safety requirements. The NII staff regularly inspects our facilities to confirm that the relevant licensing requirements are met throughout the life of the facility, including decommissioning.

        The Environment Agency in England and Wales and the Scottish Environmental Protection Agency ("SEPA") in Scotland have extensive powers and statutory duties to improve and protect the environment across England, Wales and Scotland. The Environmental Protection Directorate of the Environmental Agency regularly inspects and regulates our facilities in England and Wales to confirm compliance with regulations regarding radioactive substances, integrated pollution control, waste regulation and water quality. SEPA fulfills a similar function in Scotland. Memoranda of Understanding between the Environment Agency/SEPA and the HSE facilitate effective coordination between the multiple agencies regarding overlapping functions.

        Under the Energy Act 2004, the NDA was given responsibility for the operation, clean-up and decommissioning of 20 civic public sector nuclear sites, including reactor facilities used for the storage, disposal or treatment of hazardous material. We are operating or decommissioning 22 of the reactors for the NDA at these sites. Accordingly, we serve as a prime contractor for the NDA.

Financial Information About Business Segments and Foreign and Domestic Operations

        For financial information relating to (a) each of our business segments and (b) our foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 16 to our consolidated financial statements included within this report.

General Development of Our Business

        The Company was initially formed as Envirocare of Utah, Inc. in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the Company converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC. In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning division of Scientech, LLC ("Scientech") in October 2005, BNG America, LLC in February 2006, Duratek, Inc. in June 2006, Safeguard International Solutions, Ltd. in December 2006, Parallax, Inc. in January 2007, Reactor Sites Management Company Limited in June 2007, NUKEM Corporation in July 2007, and Monserco Limited in December 2007.

        On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC converted to EnergySolutions, Inc. EnergySolutions, Inc. is now organized and existing under the General Corporation Law of the State of Delaware.

        On July 30, 2008, we completed a secondary offering of 35 million shares of common stock offered by ENV Holdings, previously our majority shareholder, as selling shareholder. The underwriters of the offering subsequently exercised their over-allotment option and purchased 5.25 million additional shares of our common stock from ENV Holdings. Following completion of the offering, ENV Holdings owned approximately 16.7% of our outstanding shares of common stock.

        On February 13, 2009, ENV Holdings completed a distribution of all of our shares to its members on a pro rata basis for no consideration. As a result, ENV Holdings is no longer the beneficial owner, directly or indirectly, of any shares of our common stock.

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy and U.S. Department of Defense. Our Commercial Services segment provides a broad range of on-site services, including decontamination and decommissioning, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our acquisition of Reactor Sites Management significantly expanded our international capabilities. Prior to this acquisition in 2007 and the acquisition of Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority in the UK.

Available Information

        We file annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

        We make available, free of charge, on our Internet website, located at www.energysolutions.com, our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K, and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. Such reports can be found under "SEC Filings" behind the "Investor Relations" tab. In addition, we provide electronic or paper copies of our filings free of charge upon request.

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

  •
  executive action; and

  •
  legislative action.

        In addition, if new environmental legislation or regulations are enacted or existing laws or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Changes in requirements imposed by our environmental or other permits may lead us to incur additional expenses by requiring us to change or improve our waste management technologies and services to achieve and maintain compliance. We may be unable to meet all potential regulatory changes.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us.

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups frequently oppose the operation of disposal sites for radioactive materials such as our Clive, Utah and Barnwell, South Carolina facilities. For example, public interest groups and the governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. Representatives in Congress have introduced federal legislation to ban the importation of foreign waste. If any efforts to limit our operations at these or any of our other current or future facilities were successful, then our business would suffer.

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

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 7.7% and 14.2% of our revenues for the years ended December 31, 2008 and 2007, respectively. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, can affect our ability to operate the facility. Actions by states or the federal government may affect facility capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted authority over our Clive facility and restrictions over our ability to import foreign LLRW for disposal at the facility, and federal legislation has been introduced to prohibit the importation of foreign LLRW waste. Such actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

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

        For the year ended December 31, 2008, we derived 65.1% and 28.3% of our revenues and segment operating income, respectively, and for the year ended December 31, 2007, we derived 49.5% and 1.9% of our revenues and segment operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. Our international operations are subject to a variety of risks, including:

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

  •
  natural disasters or other crises.

Changes in existing environmental and other laws, regulations and programs could harm our business.

        A significant amount of our business of processing and disposing of radioactive materials derives directly or indirectly from existing national and state laws, regulations and programs related to pollution and environmental protection. National, state and local environmental legislation and regulations require substantial expenditures and impose liabilities for noncompliance. Accordingly, a real or perceived relaxation or repeal of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of these programs, could result in a material decline in demand for nuclear services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and the industry's views on the cost-effectiveness of remedies available under the changed laws and regulations.

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

        We must be successful in winning new business mandates from our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be harmed by the size and timing of a single material contract. For example, during 2005, we were the primary subcontractor to Kaiser-Hill Company, LLC for the transportation and disposal of LLRW, MLLW and other contaminated materials from the DOE's Rocky Flats Environmental Technology site near Denver, Colorado. Pursuant to this contract, we generated $105.4 million of revenues during 2005. The DOE declared the clean-up complete in October 2005, and we have not generated significant revenues from Rocky Flats since 2005.

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

        In December 2008, the NDA announced that the current NDA contracts held by RSMC through its subsidiaries, Magnox North Limited and Magnox South Limited, in relation to the Southern Region sites and Northern Region sites will be put out for re-bid in 2011. During the contract year ended March 31, 2008, RSMC recognized revenues of $1.1 billion from these contracts. We expect the competition for these contracts to be intense, and our failure to win the re-bid of either or both contracts would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner could reduce our profits from these contracts. In addition, any limitations on our ability to import international waste to our Clive facility could reduce one of our competitive advantages in competing for these contracts. See risk factor "—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us."

The loss of one or a few customers could have an adverse effect on us.

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2008 revenues). For the years ended December 31, 2008 and 2007, respectively, 64.8% and 48.6% of our revenues were from contracts funded by the NDA. In addition, in 2007, we had contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the

National Nuclear Security Administration and the Office of Nuclear Energy. For the years ended December 31, 2008 and 2007, respectively, 11.2% and 16.7% of our revenues were from contracts funded by the DOE. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

The elimination or any modification of the Price-Anderson Act's indemnification authority could harm our business.

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

Economic downturns and reductions in government funding could harm our businesses.

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the second half of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession.

        During economic downturns, the ability of private and government entities to make expenditures on nuclear services may decline significantly. Economic or political conditions may be unfavorable to our industry and there may be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly funding levels at the NDA or DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox contract funding for the 2008/09 contract year increased over the 2007/08 contract year, the NDA has stated that the Magnox North and Magnox South sites, for which we are currently a prime contractor, may receive reduced funding allocations in the future so that the NDA may address other sites that contain more hazardous materials that pose a greater degree of risk. In addition, it is likely that Congress will not pass a fiscal year 2009 appropriations bill until the new administration has been in office for some time, which may delay spending on new government contracts.

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

        The current state of the financial markets could also exert pressure on our customers and could limit their ability to secure working capital. This may impact their liquidity and their ability to make timely payments of their invoices to us. The inability of our customers to make timely payments of our invoices may negatively impact our cash flows.

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

        Our LP&D segment's results of operations may be affected by the decisions of our commercial customers to store radioactive materials on-site. There has been little regulatory, political or economic pressure for commercial utilities and power companies to dispose of radioactive materials at off-site facilities. Some of these commercial entities have the ability to store radioactive materials generated by their operations on-site, instead of contracting with an outside service provider, such as us, to transport, process and dispose of the radioactive materials at an off-site location, such as our Clive facility. The decision to store radioactive materials on-site rather than contracting to dispose of them at an off-site facility may be influenced by the accounting treatment for radioactive materials. Currently, the liability for the disposal of radioactive materials stored on-site may be capitalized on the owner's balance sheet and amortized over the expected on-site storage period. In contrast, radioactive materials shipped off-site for disposal are expensed during the period in which the materials are shipped off-site. The NRC has rejected our proposal to undertake an amendment of current NRC rules to permit operators of nuclear reactors to access decommissioning funds for transportation and disposal of retired large components of currently operating nuclear power plants. We will continue to work with the NRC to request, on a case-by-case basis, that operators of these nuclear reactors be permitted to access decommissioning funds for transportation and disposal of retired large components. The NRC's refusal to grant such requests could have an adverse impact on the prospects for our Commercial Services and LP&D segments.

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

        As discussed elsewhere in this report, we have entered into an agreement with Exelon to dismantle Exelon's nuclear facility located in Zion, Illinois, which ceased operation in 1998. We expect that the NRC will grant approval for the transfer of the license to operate this facility from Exelon to us before the end of 2009. However, because of the current market downturn, the nuclear decommissioning trust fund balance for the Zion Station, a significant portion of which is invested in the stock market, has declined in value. As a result, we intend to defer the completion of this transaction until we reaffirm that there is sufficient value in the decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. As of December 31, 2008, we have incurred costs of $12.4 million that have been deferred until the closing of the transaction. We will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        Our inability to successfully complete the transaction with Exelon or to enter into other license stewardship arrangements may harm our business, financial position, results of operations and cash flows.

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

        For example, Waste Control Specialists LLC, or WCS, filed a license application with the Texas Commission on Environmental Quality in August 2004 for a LLRW disposal facility and announced receipt of a conditional license on January 20, 2009. In order to receive an active license, the conditional license requires WCS to complete several major environmental studies, examples of which include groundwater, air emissions, and seismic stability studies. WCS must also demonstrate that the leachate from the landfill will not reach the Ogallala-Antlers-Gatuna Aquifer. The conditional license states that prior to accepting federal facility waste, WCS must receive an agreement signed by the U.S. Secretary of Energy that it will assume all rights, title and interest in land and buildings for the disposal of federal facility waste. Should the conditional license become active, WCS will be allowed to receive waste from the Texas Compact, which includes the states of Texas and Vermont, and from federal facilities (i.e., DOE). WCS will not be able to receive waste via railcar or receive depleted uranium, and will be required to dispose of commercial waste in specially designed containers in the compact portion of the facility. We cannot predict whether WCS will successfully resolve the contingencies related to the draft LLRW license, or whether the State of Texas will issue a final license to WCS. In addition, WCS recently received a separate license to permanently dispose of 11e(2) materials at its facility.

Our historical financial statements do not fully reflect our results of operations as a newly combined company.

        Our business today consists of a combination of recently acquired businesses. However, the historical financial statements for 2006 and 2007 included in this report only reflect the results of the acquired businesses from the dates of their acquisition. Therefore, these financial statements reflect our operations as a combined business for only a limited time.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to perform all work under the contract for a specified lump-sum. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. If we have under estimated the costs of our fixed-price contracts, we may experience losses on such contracts.

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

        Our growth strategy includes selective acquisitions of other nuclear services businesses, both domestic and international, that we expect will enhance our existing portfolio of services and strengthen our relationships with our government and commercial customers. In 2007, we completed the acquisitions of RSMC, Parallax, NUKEM and Monserco. From time to time, we may consider additional acquisitions, which, if consummated, could be material. We cannot give any assurance as to whether any such transaction could be completed or as to the price, terms or timetable on which we may do so. If we are able to consummate any such acquisition, it could result in dilution of our earnings, an increase in indebtedness or other consequences that could be adverse.

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

        We may not be able to identify suitable acquisition targets or negotiate attractive terms in the future. In addition, our ability to complete acquisitions is limited by covenants in our credit facilities and our financial resources, including available cash and borrowing capacity. Given the serious decline in our stock price and tight debt markets, we may be unable to make acquisitions. If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected. We made no acquisitions during 2008. Due to the condition of the financial markets it is unlikely we will make any acquisitions during 2009.

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

        In June 2006, we acquired Duratek for an aggregate purchase price of $440.8 million. Goodwill recognized for this acquisition was $310.5 million. We paid a premium in excess of the fair value of $216.9 million. We were willing to pay this premium as a result of our identification of significant synergies that we expect to realize through the acquisition. However, if we determine that we are not able to realize these expected synergies and determine that the fair value of the assets acquired is less than the book value of those assets, then we would have to recognize an impairment to goodwill as a current-period expense. Because of the significant amount of goodwill recognized in the Duratek acquisition, an impairment of that goodwill could result in a material expense and could result in a decrease in the market price of our common stock.

        Since our annual impairment test, which was completed in the second quarter of 2008, we have updated our forecasts to reflect the impacts of the global economic down turn and have determined that goodwill is not impaired as of December 31, 2008. However, further changes in our forecasts or decreases in the value of our common stock could cause book values of certain operating segments to exceed their fair values, which may result in goodwill impairment charges in future periods. We had $528.3 million of goodwill and $357.1 million of finite-lived intangible assets, which collectively represented 57.1% of our total assets of $1.6 billion as of December 31, 2008.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of December 31, 2008, the outstanding balance under our credit facilities was $566.8 million. Our substantial debt could have important consequences to us, including the following:

  •
  we must use a substantial portion of our cash flow from operations to pay interest and other fees on our debt, which reduces the funds available to us for other purposes;

  •
  our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

  •
  we may be unable to renew, replace or repay long-term debt as it becomes due, particularly in light of the tightening of lending standards as a result of the ongoing financial crisis;

  •
  our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

  •
  we may be at a competitive disadvantage to competitors that have less debt.

        We currently have $19.7 million letters of credit issued against our $75.0 million revolving credit facility, which matures on June 7, 2011; a $566.8 million balance on our first lien term loan facilities, which matures on June 7, 2013 with minimum payments of $3.0 million in 2009, $5.9 million in 2010, 2011 and 2012; and a $100.0 million synthetic letter of credit facility, which matures on June 7, 2013.

        Borrowings under our credit facilities bear interest at variable rates. As of December 31, 2008, the weighted average interest rate under our credit facilities was 4.14%. At this rate and assuming an outstanding balance of $566.8 million as of December 31, 2008, our annual debt service obligations would be $29.4 million. Based on the amount of debt outstanding and the interest rate at December 31, 2008, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.7 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

The agreements governing our debt restrict our ability to engage in certain business transactions.

        The agreements governing the credit facilities restrict our ability to, among other things, engage in the following actions, subject to limited exceptions:

  •
  incur or guarantee additional debt;

  •
  declare or pay dividends to holders of our common stock;

  •
  make investments and acquisitions;

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon Corporation regarding the decommissioning of its Zion nuclear facility located in Zion, Illinois, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2008, we had $100.0 million in letters of credit which are issued under our synthetic letter of credit facility, $19.7 million in letters of credit which are issued under the revolving portion of our credit facility and $2.6 million in surety bonds outstanding.

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

        Our earnings guidance reflects our assumptions regarding future performance, including, among other things, the likelihood of securing and performing work under new contracts. If we fail to secure and perform work under contracts in accordance with our assumptions, we may be unable to achieve our earnings guidance. Some companies that have made downward revisions to their earnings guidance or did not meet the guidance provided have been subject to lawsuits by investors. Such lawsuits may have merit and result in adverse settlements or judgments. Even if such lawsuits are dismissed or have no merit, they may be costly and may divert management attention and other resources away from our business, which could harm our business and the price of our common stock.

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

If we or our independent registered public accounting firm identify a material weakness in our internal controls and such material weakness is not properly remediated, it could result in material misstatements of our financial statements in future periods.

        We or our independent registered public accounting firm may, in the future, identify a material weakness in our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        If material weaknesses in our internal control over financial reporting are identified in the future, we may be unable to provide required financial information in a timely and reliable manner, or otherwise comply with the standards applicable to us as a public company, and our management may not be able to report that our internal control over financial reporting is effective in accordance with Section 404 of the Sarbanes-Oxley Act. There could also be a negative reaction in the markets due to a loss of investor confidence in us and the reliability of our financial statements and, as a result, our business may be harmed and the price of our common stock may decline.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2008, we owned 8 properties, leased 28 properties and operated 1 property pursuant to a long-term lease with the State of South Carolina. The following table provides summary information of our owned and leased real property, inclusive of renewal options:

Property	Segment	Use	Space	Lease Expiration
Owned
Barnwell, South Carolina	LP&D	Materials processing and packing	1,719 acres	N/A
Barnwell, South Carolina	LP&D	Materials processing and packing	10 acreas	N/A
Clive, Utah	LP&D	Treatment and disposal facility	1,557 acres	N/A
Columbia, South Carolina	Commercial Services	Maintenance facility	16 acres	N/A
Kingston, Tennessee—Gallaher Road	LP&D	Waste processing operations	79 acres	N/A
Memphis, Tennessee	LP&D	Waste processing operations	13 acres	N/A
Oak Ridge, Tennessee—Manufacturing Sciences Corporation	LP&D	Metals manufacturing and fabrication	11 acres	N/A
Oak Ridge, Tennessee—Bear Creek	LP&D	Waste processing operations	45 acres	N/A
Leased
Aiken, South Carolina	Federal Services	General office space	1,625 sq ft.	06/30/11
Albuquerque, New Mexico	Federal Services	General office space	6,000 sq ft.	10/31/09
Alameda, CA	Federal Services and Commercial Services	General office space	300 sq ft.	Monthly
Brampton, Ontario	LP&D	General office space	14,202 sq ft.	02/28/10
Brossard, Québec	LP&D	General office space	1,500 sq ft.	Monthly
Campbell, California	Federal Services and Commercial Services	General office space	5,570 sq ft.	11/15/12
Columbia, South Carolina	Commercial Services	General office space	17,789 sq ft.	08/31/13
Cumbria, United Kingdom	International	General office space	438 sq ft.	09/30/11
Didcot Oxfordshire, United Kingdom	International	General office space	3,735 sq ft.	03/28/10
Englewood, Colorado	Federal Services	Proposal center	10,683 sq ft.	09/30/12
High Point, North Carolina	LP&D	General office space	288 sq ft.	Monthly
Germantown, Maryland	Federal Services	General office space	2,375 sq ft.	11/01/13
Grand Junction, CO	Federal Services	General office space	550 sq ft.	02/28/11
Idaho Falls, Idaho	Federal Services	General office space	7,035 sq ft.	04/30/10
Laurel, Maryland	Federal Services and Commercial Services	General office space	41,364 sq ft.	12/31/09
Los Alamos, New Mexico	Federal Services	General office space	6,471 sq ft.	03/01/13
Moraga, California		General office space	300 sq ft.	Monthly
New Milford, Connecticut	Commercial Services	General office space	9,000 sq ft.	09/30/09
Oak Ridge, Tennessee	Federal Services	General office space	4,127 sq ft.	03/30/11
Oak Ridge, Tennessee	Commercial Services	General office space	10,571 sq ft.	06/30/10
Oak Ridge, Tennessee—Commerce Park	Federal Services and Commercial Services	General office space	29,222 sq ft.	03/31/14
Richland, Washington—Stevens Drive	Commercial Services	General office space	32,300 sq ft.	09/30/13
Richland, Washington	Federal Services	General office space	6,200 sq. ft.	03/30/10
Salt Lake City, Utah	All	Corporate offices	36,578 sq ft.	12/31/12
Swindon, UK	International	General office space	7,600 sq ft.	10/13/13
Toronto, Ontario	LP&D	General office space	400 sq ft.	10/31/09
Washington, D.C.	Federal Services and Commercial Services	General office space	14,388 sq ft.	12/14/09
Washington, D.C.	Federal Services and Commercial Services	General office space	5,035 sq ft.	09/30/17
Operating Rights
Barnwell, South Carolina	LP&D	Treatment and disposal facility	235 acres	04/05/75

Item 3.   Legal Proceedings.

        As previously reported, we have engaged in discussions with Sogin, SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. Our pending license application with the Nuclear Regulatory Commission ("NRC") to import material from Italy, to process it at our facility in Tennessee and to dispose of the residual material at our Clive facility in Utah has generated local and national expressions of opposition. We believe our license application is consistent with all applicable laws and regulations and with past practices. Moreover, the Italian material—metals, paper and clothing—is the same type of material that we handle routinely from the domestic nuclear industry.

        The NRC has issued numerous licenses over the past ten years allowing the importation of LLRW to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive Facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom.

        The States of Tennessee and Utah have confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those states. However, the Governor of the State of Utah announced on April 23, 2008 that he would send his representative to the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the "Northwest Compact") to vote against any proposal that would allow us to receive international waste at our Clive facility.

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

        We intend to vigorously prosecute our declaratory judgment action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative during fiscal 2009.

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

	Highest	Lowest
2007
Fourth Quarter	$28.45	$21.82
2008
First Quarter	$27.85	$16.90
Second Quarter	$27.42	$20.68
Third Quarter	$23.64	$8.50
Fourth Quarter	$10.93	$3.35

Holders

        As of February 24, 2009, there were 42 shareholders of record.

Dividends

        We did not declare or pay cash dividends in 2007 subsequent to our initial public offering. During the year ended December 31, 2008, we paid four quarterly dividends of $0.025 per share. We currently intend to continue to pay such quarterly cash dividends during 2009. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

        See Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data.

        The following table presents selected financial data for our business as of the dates and for the periods indicated. The financial data as of December 31, 2004 and for the year ended December 31, 2004 and for the one month ended January 31, 2005 was derived from the audited consolidated financial statements and the related notes of our predecessor company, Envirocare of Utah, Inc., or Envirocare. The financial data as of December 31, 2008, 2007, 2006 and 2005 and for the years ended December 31, 2008, 2007 and 2006 and for the eleven months ended December 31, 2005 was derived from the audited consolidated financial statements of EnergySolutions, LLC or EnergySolutions, Inc., subsequent to our conversion to a "C" corporation in connection with our initial public offering. The financial data as of December 31, 2006, 2005 and 2004 and for the year ended December 31, 2004 and the eleven months ended December 31, 2005, the one month ended January 31, 2005 has been derived from audited consolidated financial statements that are not included within this annual report on Form 10-K. The financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 has been derived from audited consolidated financial statements that are included within this annual report on Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	EnergySolutions				Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007(1)	Year Ended December 31, 2006(2)	Eleven Months Ended December 31, 2005(3)	One Month Ended January 31, 2005	Year Ended December 31, 2004
	(in thousands of dollars, except for per share data)
Statement of Operations Data:
Revenues	$1,791,631	$1,092,613	$427,103	$348,192	$21,914	$226,684
Gross profit(4)	247,193	196,527	191,236	213,842	14,532	140,911
Income from operations(4)	117,763	74,579	89,974	166,247	13,565	111,450
Net income (loss)	45,181	(8,899)	26,863	117,985	13,578	111,580
Net income (loss) per share data(5):
Basic	$0.51	$(0.79)
Diluted	0.51	(0.79)
Number of shares used in per share calculations (in thousands):
Basic	88,304	11,274
Diluted	88,311	11,274
Pro forma net income (loss) per share data (unaudited)(6):
Basic		$0.02	$0.20
Diluted		0.02	0.20
Number of shares used in per share calculations (in thousands):
Basic		76,748	75,150
Diluted		77,156	75,150
Other Data:
Amortization of intangible assets(7)	$28,250	$24,147	$16,589	$10,917	$—	$—
Capital expenditures(8)	26,629	13,312	23,910	33,198	393	4,985
Balance Sheet Data:
Working capital(9)	$92,550	$69,739	$32,136	$25,793		$29,402
Cash and cash equivalents	48,448	36,366	4,641	34,798		10,175
Total assets	1,550,712	1,624,950	1,157,205	580,009		104,967
Total debt	566,757	606,967	764,167	547,707		—

(1)
Includes the results of operations of Parallax, RSMC, NUKEM and Monserco from the dates of their acquisitions in January 2007, June 2007, July 2007 and December 2007, respectively.

(2)
Includes the results of operations of BNGA, Duratek and Safeguard from the dates of their acquisitions in February 2006, June 2006 and December 2006, respectively.

(3)
Includes the results of a major contract that contributed $105.4 million in revenues to our LP&D segment during 2005, but generated no significant revenues in 2006, 2007 or 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Prior to 2008, we included letter of credit interest in cost of revenues and selling, general and administrative expenses. During 2008, we reclassified these amounts from operating expenses to interest expense in the accompanying consolidated statements of operations. Accordingly, gross profit and income from operations were increased by $2.3 million and $2.7 million, respectively, for the year ended December 31, 2007 as a result of this reclassification. The reclassifications had no impact on gross profit or income from operations for the year ended December 31, 2006, the eleven months ended January 31, 2005, the one month ended January 31, 2005 and the year ended December 31, 2004. There was no impact on pre-tax income or (loss) or net income for any of these periods as a result of this reclassification.

(5)
Historical net income (loss) per share is not presented for the year ended December 31, 2006, the eleven months ended December 31, 2005, the one month ended January 31, 2005 or the year ended December 31, 2004 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

(6)
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

(7)
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

(8)
We completed several significant capital improvements in 2005, 2006 and 2008, including the installation of a new metal shredder, rail handling loop and rotary dump at our Clive facility in 2005 and 2006 and the purchase of equipment required for the Atlas mill tailings contract in 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures."

(9)
Consists of current assets, less current liabilities.

Selected Quarterly Financial Data (Unaudited)

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands of dollars, except for per share data)
Statement of Operations Data:
Revenues	$501,753	$460,345	$419,453	$410,080
Gross profit	73,533	61,970	56,491	55,199
Income from operations(1)	45,271	31,945	25,786	14,761
Net income	19,293	12,595	10,902	2,391
Net income per share data(2):
Basic	$0.22	$0.14	$0.12	$0.03
Diluted	0.22	0.14	0.12	0.03
Number of shares used in per share calculations (in thousands):
Basic	88,304	88,304	88,304	88,305
Diluted	88,310	88,310	88,312	88,316

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands of dollars, except for per share data)
Statement of Operations Data:
Revenues	$114,151	$161,707	$388,895	$427,860
Gross profit(1)	31,222	46,253	56,691	62,361
Income from operations(1)	3,026	23,370	27,713	20,470
Net income (loss)	(10,344)	5,992	222	(4,769)
Net income (loss) per share data(2):
Basic	$—	$—	$—	$(0.11)
Diluted	—	—	—	(0.11)
Number of shares used in per share calculations (in thousands):
Basic	—	—	—	44,730
Diluted	—	—	—	44,730
Pro forma net income (loss) per share data(3):
Basic	$(0.11)	$0.06	$0.03	$0.03
Diluted	(0.11)	0.06	0.03	0.03
Number of shares used in per share calculations (in thousands):
Basic	75,150	75,150	75,150	81,488
Diluted	75,150	75,150	75,150	81,897

(1)
Prior to the fourth quarter of 2008, we included letter of credit interest in cost of revenues and selling, general and administrative expenses. During the fourth quarter of 2008, we reclassified these amounts from operating expenses to interest expense in the accompanying consolidated statements of operations. Accordingly, for the quarters ended March 31, June 30 and September 30, 2008 gross profit was increased by $550,000, $859,000 and $500,000, respectively, and income from operations by $878,000, $755,000 and $574,000, respectively, as a result of the reclassification. For the quarters ended March 31, June 30, September 30 and December 31, 2007 gross profit increased by $428,000, $558,000, $554,000 and $713,000, respectively, and income from operations by $560,000, $687,000, $669,000 and $827,000, respectively, as a result of the reclassification. There was no impact on pre-tax income or (loss) or net income for any of these periods as a result of this reclassification.

(2)
Historical net income (loss) per share is only presented for the quarter ended December 31, 2007 since prior to the completion of our initial public offering on November 20, 2007 we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

(3)
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

        We provide our services through four segments: Federal Services, Commercial Services, LP&D and International. Our Federal Services segment derives revenues from U.S. government customers for the M&O or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the DOE and DOD. Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, and our LP&D segment will coordinate to provide integrated services. Prior to our acquisitions of RSMC in 2007 and Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment in connection with our acquisition of RSMC.

Components of Revenues and Expenses

Revenues and Costs of Revenues

Federal Services segment

        We generate revenues in our Federal Services segment primarily from M&O and clean-up services on DOE and DOD sites that have radioactive materials. Under "Tier 1" contracts, we typically provide services as an integrated member of a prime contract team. Under a "Tier 2" contract, we provide services to Tier 1 contractors as a subcontractor. Tier 1 contracts often include an award fee in excess of incurred costs and may also include an incentive fee for meeting contractual targets, milestones or performance factors. These award fees often are not associated with significant additional expenditures.

        Historically, the majority of our Federal Services segment revenues have been generated from either Tier 1 cost-reimbursable contracts with award (typically expressed as a percentage of cost) or incentive (typically success-based) fees or Tier 2 contracts that can be cost-reimbursable, fixed-price or unit-rate contracts. When we have provided services as an integrated member of a Tier 1 prime contract team, we have typically entered into a contract with the other members of the team pursuant to which we share the award or incentive fees under the customer contract. The revenue characteristics of these contracts are as follows:

  •
  Tier 1 Contract, Acting as Lead Prime Contractor.  In situations where we act as lead prime contractor in a fee-share arrangement, we submit invoices to the customer for recovery of costs incurred in providing project services and also submit to the customer the cost-recovery invoices of the other team members that have been submitted to us. Depending on the nature of the contract, we typically recognize the entire amount of our fee and cost reimbursement as lead prime contractor as revenue and record an expense for the portion of the fee and cost reimbursement that we pay to the other team members in proportion to their respective percentages of the fee-share arrangement and costs. As a result, when we act as lead prime contractor, we may realize higher gross profit but lower gross margin than when we do not act as lead prime contractor.

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

        Revenues in our Federal Services segment can fluctuate significantly from period to period because of differences in the timing and size of contract awards in any given period, whether or not we are required to consolidate revenues under a joint venture agreement, the completion or expiration of large contracts and delays in Congressional appropriations for contracts we have been awarded.

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

        Revenues in our Commercial Services segment can fluctuate significantly from period to period because of differences in customer requirements, which depend upon the operating schedules of nuclear reactors, emergency response operations and other clean-up events. The operating schedules of nuclear reactors are affected by, among other things, seasonality in the demand for electricity and reactor refueling and maintenance. Power and utility companies typically schedule refueling and maintenance to coincide with periods of reduced power demand periods in the spring and fall. Therefore, our revenues are typically higher during these periods due to the increased demand for our on-site services, such as spent fuel services. Our revenues also fluctuate from period to period as our commercial power and utility customers commence or terminate project operations. Revenues from emergency response operations and other clean-ups may also cause fluctuations in our results due to the unanticipated nature and, often, significant size of these projects.

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

        We only recognize fees as revenue when the amount to be received is fixed or determinable. Our contracts with the NDA allow for a portion of the fees to be paid monthly on account during the year. The total amount paid on account at the year end cannot exceed a combined 60% of the total base incentive fee available and 80% of the efficiency fee earned. For the first six months of the contract year, which ends March 31, we receive monthly on account payments of fees equivalent to 5% of the total available fees for the contract year, although the monthly amount of the base incentive fee may be increased to reflect actual fees earned in the period if mutually agreed. The contract requires a joint review with the NDA of performance at the end of the sixth month and the ninth month of the contract year. The purpose of the review is to establish a forecast of fees expected to be earned in the year, against which future scheduled monthly fee payments are assessed, and potentially adjusted, to ensure that the total fees paid on account by the end of the contract year will not exceed the contractual limits. In April, following the end of the contract year, we expect to finalize any earned but unpaid incentive and efficiency fees due from the NDA and receive a corresponding final fee payment. Given our contractual fee mechanism, a greater portion of efficiency fees are recognized in March, which is the final month of the contract year. As a result, we expect first-quarter revenues in our International segment to exceed revenues in that segment during any other quarter of the year.

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

        We segregate our SG&A expenses into two categories for reporting purposes. Segment SG&A reflects costs specifically associated with each of our business segments, such as costs for segment leadership compensation and expenses, specific business development activities, and other costs associated with a specific segment. Corporate SG&A reflects costs associated with supporting the entire company including executive management and administrative functions such as accounting, treasury, legal, human resources and information technology, and other costs required to support the company. Corporate SG&A also includes the advisory fees we have paid to affiliates of Lindsay Goldberg & Bessemer L.P., Peterson Partners, Inc. and Creamer Investments, Inc., all members of ENV Holdings, LLC, under various advisory services agreements. See "Certain Relationships and Related Party Transactions." These agreements were terminated in connection with the completion of our initial public offering on November 20, 2007.

Interest Expense

        Interest expense includes both cash and accrued interest expense and amortization of deferred financing costs and fees and interest paid on outstanding letters of credit.

Other Income, Net

        Other income, net includes interest income, mark-to-market gains and losses on our derivative contracts, transactional foreign currency gains and losses and our proportional share of income from joint ventures in which we have a non-controlling interest.

Outlook

        We expect the following factors to affect our results of operations in future periods. In addition to these factors, please refer to "Risk Factors" for additional information on what could cause our actual results to differ from our expectations.

  •
  Revenues will be impacted by foreign currency fluctuations.  During the year ended December 31, 2008, revenues from our International segment were 65.1% of our total consolidated revenues. Most of our revenues in our International segment are derived from contracts with the NDA in the UK which are denominated in pound sterling. Over the past 6 months, the value of the pound sterling has declined significantly from $1.9818 on August 1, 2008 to $1.4245 on February 17, 2009. As a result of this decline, we expect our consolidated revenues to decrease between $200 million and $300 million in 2009.

  •
  Change in gross margin.  Our gross profit as a percentage of revenues has declined over the past three years as a result of our acquisitions of Duratek and RSMC. The year ended December 31, 2008 was the first year that included a full year of operations from all of our acquired entities. Our gross margin was 13.8% for the year ended December 31, 2008. During the year ended December 31, 2008, revenues from our contracts with the NDA were 64.8% of our total consolidated revenues and our gross margin from these contracts was 6.7% for the year ended

    December 31, 2008. Therefore, our gross margin is significantly impacted by the gross margin from these contracts, which is expected to be fairly stable. However, our gross margin can be significantly affected by the gross margin for our LP&D segment. A significant amount of the costs in our LP&D segment are fixed; therefore, any change in revenues of our LP&D segment has more of an impact on our gross margin. Gross margins for our LP&D segment were 39.3%, 41.3% and 51.8% for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues for our LP&D segment were $246.8 million, $262.8 million and $293.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

  •
  Selling, general and administrative expenses.  We expect our selling, general and administrative expenses for 2009 to remain consistent with the expenses for 2008 after excluding the management compensation expense of $10.0 million that was paid at the direction of and fully reimbursed by ENV Holdings LLC.

  •
  Equity-based compensation expense.  Pursuant to SFAS No. 123(R), Share-Based Payment, we account for equity-based compensation payments, including grants to employees, based on the fair values of the equity instruments issued. We incurred non-cash compensation expense of $648,000 in 2008, $2.7 million in 2007 and $21.4 million in 2006 related to profit interest units granted in ENV Holdings LLC in connection with the acquisition of Envirocare in 2005 and our acquisitions of BNGA and Duratek in 2006. We expect that the equity-based compensation expense related to the vesting of these units will be approximately $308,000 in 2009. In addition, we have options to purchase an aggregate of 5.6 million shares of common stock and we have 37,985 unvested restricted shares of our common stock outstanding as of December 31, 2008. We recognized compensation expense of $9.2 million and $1.6 million in 2008 and 2007, respectively, and expect to record compensation expense of $9.4 million in 2009 as a result of these outstanding options and unvested restricted shares. During 2009, we expect to grant additional stock options and restricted stock and expect to record compensation expense of $0.7 million in 2009 as a result of these 2009 grants.

  •
  Capital expenditures.  We expect capital expenditures in 2009 to be approximately $26.0 million, relating primarily to the implementation of an enterprise resource planning system (Oracle EBS R12) and equipment to be used at our decommissioning sites and at our facilities. Most of our capital expenditures of approximately $26.6 million in 2008 related to required equipment for the Atlas mill tailings contract awarded to us in June 2007 and equipment at our facilities. We had capital expenditures of $13.3 million and $23.9 million in 2007 and 2006, respectively. Most of our capital expenditures during 2007 related primarily to equipment at our facilities. We completed several significant capital improvements in 2006, including the installation of a new metal shredder, rail handling loop, rotary dump and other physical improvements at our Clive facility.

  •
  Amortization costs related to intangible assets.  Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we expect non-cash amortization costs to remain constant in 2009, providing we do not acquire any significant businesses or intangible assets. We incurred approximately $28.3 million and $24.1 million of non-cash amortization expense in 2008 and 2007, respectively, related to the intangible assets acquired in 2005, 2006 and 2007. During 2008, we incurred a full year of non-cash amortization costs related to intangible assets acquired in our RSMC acquisition in June 2007. We expect to incur $27.8 million of non-cash amortization expense in 2009.

  •
  Income taxes.  Our effective tax rate in 2008 was 31.2%, which is lower than the blended statutory rate primarily due to the effect of research and development credits in the UK. We anticipate our effective tax rate for 2009, exclusive of any unusual items, will be approximately 33% to 36%.

Results of Operations

        The following table shows certain items from our income statements for the years ended December 31, 2008, 2007 and 2006. During 2006, we acquired BNGA and Duratek, resulting in the creation of our Federal Services and Commercial Services segments, which primarily reflect operating results associated with the contracts that existed at the time that we acquired these businesses. Beginning with the second quarter of 2007, we also began to report the results of a new International segment due to our acquisition of RSMC on June 26, 2007.

	Year Ended December 31,
	2008	2007	2006
	(in thousands of dollars)
Revenues:
Federal Services Segment	$271,820	$151,355	$79,941
Commercial Services Segment	107,198	137,378	54,137
LP&D Segment	246,810	262,801	293,025
International Segment	1,165,803	541,079	—

Total revenues	1,791,631	1,092,613	427,103
Cost of revenues:
Federal Services Segment	232,623	108,972	55,121
Commercial Services Segment	73,918	109,566	39,579
LP&D Segment	149,731	154,038	141,167
International Segment	1,088,166	523,510	—

Total cost of revenues	1,544,438	896,086	235,867
Gross profit:
Federal Services Segment	39,197	42,383	24,820
Commercial Services Segment	33,280	27,812	14,558
LP&D Segment	97,079	108,763	151,858
International Segment	77,637	17,569	—

Total gross profit	247,193	196,527	191,236
Segment selling, general and administrative expenses:
Federal Services Segment	9,614	11,306	4,186
Commercial Services Segment	7,455	7,730	7,466
LP&D Segment	9,186	8,452	7,607
International Segment	20,968	14,639	—

Total segment selling, general and administrative expenses	47,223	42,127	19,259
Segment operating income:
Federal Services Segment	29,583	31,077	20,634
Commercial Services Segment	25,825	20,082	7,092
LP&D Segment	87,893	100,311	144,251
International Segment	56,669	2,930	—

Total segment operating income	199,970	154,400	171,977
Corporate selling, general and administrative expenses	82,207	79,821	82,003

Total income from operations	117,763	74,579	89,974
Interest expense	(44,595)	(75,432)	(68,566)
Other income (expenses), net	(5,556)	3,364	3,113

Income (loss) before income taxes	67,612	2,511	24,521
Minority interest	1,333	92	—
Income tax expense (benefit)	21,098	11,318	(2,342)

Net income (loss)	$45,181	$(8,899)	$26,863

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

        Revenues increased $699.0 million, or 64.0%, to $1.8 billion for the year ended December 31, 2008 from $1.1 billion for the year ended December 31, 2007. This increase is primarily the result of our acquisition of RSMC in June 2007, which contributed a full year of revenue in 2008 and increased revenues by $630.1 million, and the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased revenues by $113.8 million. These increases are partially offset by decreased revenues in our Commercial Services and LP&D segment operations of $30.2 million and $16.0 million, respectively.

        Revenues in our Federal Services segment increased $120.4 million, or 79.6%, to $271.8 million for the year ended December 31, 2008 from $151.4 million for the year ended December 31, 2007. This increase is primarily attributable to increased revenues earned during the year ended December 31, 2008 compared to the year ended December 31, 2007 from the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, of $113.8 million. We were also awarded a contract by the DOE to cleanup the Atlas mill tailings near Moab, Utah which contributed additional revenue of $21.4 million. This increase was partially offset by decreased revenues of $9.1 million and $7.6 million from work we performed at the Savannah River site and as a subcontractor on two contracts at the Hanford site, respectively.

        Revenues in our Commercial Services segment decreased $30.2 million, or 22.0%, to $107.2 million for the year ended December 31, 2008 from $137.4 million for the year ended December 31, 2007. This is primarily the result of decreased revenues from our engineering and technology and utility services projects of $21.5 million and $18.2 million, respectively, due to completion of several projects. These decreases are offset by increased revenues of our commercial decommissioning operations and liquid waste processing of $5.3 million and $3.5 million, respectively. Contracts in our Commercial Services segment typically have durations of 12 months or less. As a result, timing of contract awards contributes significantly to the fluctuation of revenues.

        Revenues in our LP&D segment decreased $16.0 million, or 6.1%, to $246.8 million for the year ended December 31, 2008 from $262.8 million for the year ended December 31, 2007. This decrease is mostly due to decreased revenues at our Clive, Utah and Bear Creek, Tennessee facilities of $16.7 million and $3.5 million, respectively, as a result of decreased volumes of waste processed and disposed at these facilities. These decreases are partially offset by our acquisition of Monserco in December 2007 which contributed $3.1 million to revenue during the year ended December 31, 2008 and increases in our transportation services revenues of $2.4 million, mostly due to increased shipments and fuel surcharges.

        Revenues in our International segment increased $624.7 million, or 115.5%, to $1.2 billion for the year ended December 31, 2008 from $541.1 million for the year ended December 31, 2007. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $672.0 million. However, this increase was offset by a $47.2 million decrease due to a decline in pound sterling exchange rates during the year ended December 31, 2008 compared to the same period in 2007. During the year ended December 31, 2008, the acquisition of RSMC in June 2007 contributed a full year of revenue in 2008 increasing revenues $630.1 million compared to the same period in 2007. This increase is offset, in part, by a decrease in our Safeguard operations of $3.7 million.

Cost of revenues

        Cost of revenues increased $648.3 million, or 72.3%, to $1.5 billion for the year ended December 31, 2008 from $896.1 million for the year ended December 31, 2007. This increase was primarily the result of a full year of operations in 2008 of RSMC, which increased cost of revenues by

$569.5 million, the consolidation of our Isotek, LLC and UDS, LLC joint venture interests, which collectively increased cost of revenues by $111.1 million and increased costs incurred for the clean up of the Atlas mill tailings near Moab, Utah of $18.4 million. These increases are partially offset by decreased cost of revenues in our Commercial Services and LP&D segment operations of $35.6 million and $4.3 million, respectively, due to the completion of several projects and lower volumes of waste being processed.

        Cost of revenues in our Federal Services segment increased $123.6 million, or 113.4%, to $232.6 million for the year ended December 31, 2008 from $109.0 million for the year ended December 31, 2007. This increase is primarily attributable to increased costs recognized during the year ended December 31, 2008 compared to December 31, 2007 as a result of the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, of $ 111.1 million and the clean up of the Atlas mill tailings near Moab, Utah of $18.4 million. This increase was partially offset by decreased cost of revenues of $4.2 million and $3.0 million from work we performed at the Savannah River site and as a subcontractor on two contracts at the Hanford site, respectively.

        Cost of revenues in our Commercial Services segment decreased $35.6 million, or 32.5%, to $73.9 million for the year ended December 31, 2008 from $109.6 million for the year ended December 31, 2007. This decrease is primarily attributable to decreased costs of engineering and technology and utility services projects of $22.0 million and $16.8 million, respectively, due to completion of several projects. This decrease is offset, in part, by increased costs in our commercial decommissioning operations of $2.3 million due to increased volumes. Contracts in our Commercial Services segment typically have durations of 12 months or less. As a result, timing of contract awards contributes significantly to the fluctuation of costs.

        Cost of revenues in our LP&D segment decreased $4.3 million, or 2.8%, to $149.7 million for the year ended December 31, 2008 from $154.0 million for the year ended December 31, 2007. This decrease is primarily attributable to decreased equipment maintenance, demurrage costs and labor expenses due to decreased volumes of waste processed and disposed of at our Clive, Utah and Bear Creek, Tennessee facilities of $6.2 million and $0.6 million, respectively. This decrease is offset, in part, by our acquisition of Monserco in December 2007, which contributed $2.8 million to cost of revenues during the year ended December 31, 2008.

        Cost of revenues in our International segment increased $564.7 million, or 107.9%, to $1.1 billion for the year ended December 31, 2008 from $523.5 million for the year ended December 31, 2007. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $610.2 million. However, this increase was offset by a $45.6 million decrease due to a decline in pound sterling exchange rates during the year ended December 31, 2008 compared to the same period in 2007. During the year ended December 31, 2008, the acquisition of RSMC in June 2007 contributed a full year of operations in 2008 increasing cost of revenues $569.5 million compared to the same period in 2007. This increase is offset, in part, by a decrease in our Safeguard operations of $1.6 million.

        Cost of revenues as a percentage of total revenues increased to 86.2% for the year ended December 31, 2008 from 82.0% for the year ended December 31, 2007. The acquisition of RSMC, for which cost of revenues as a percentage of revenues were 93.3% for the year ended December 31, 2008, had a significant impact on our revenue mix when compared to our historical operations. As a result, a greater portion of our revenues in 2008 had significantly lower contribution margins.

Gross profit

        Gross profit increased $50.7 million, or 25.8%, to $247.2 million for the year ended December 31, 2008 from $196.5 million for the year ended December 31, 2007. Our gross margin decreased to 13.8% in the 2008 period from 18.0% in the corresponding 2007 period. The increase in gross profit and the corresponding reduction in gross margin are primarily the result of our acquisition of RSMC, which significantly changed our revenue mix and contribution margin.

        Gross profit in our Federal Services segment decreased $3.2 million, or 7.5%, to $39.2 million for the year ended December 31, 2008 from $42.4 million for the year ended December 31, 2007. This decrease is primarily attributable to decreased gross profit of $4.9 million and $4.6 million from work we performed at the Savannah River Site and as a subcontractor on two contracts at the Hanford site, respectively. These decreases are partially offset by increased gross profit on the Moab project and Isotek operations of $3.0 million and $2.3 million, respectively.

        Gross profit in our Commercial Services segment increased $5.5 million, or 19.8%, to $33.3 million for the year ended December 31, 2008 from $27.8 million for the year ended December 31, 2007. The increase is primarily attributable to increased gross profit from our liquid waste processing, commercial decommissioning and fuel pool operations of $3.1 million, $2.9 million and $1.1 million, respectively, mostly due to increased volumes and performance of large decontamination and decommissioning projects with higher margins. These increases are offset, in part, by a decrease in large component projects.

        Gross profit in our LP&D segment decreased $11.7 million, or 10.8%, to $97.1 million for the year ended December 31, 2008 from $108.8 million for the year ended December 31, 2007. This decrease is primarily attributable to decreased gross profit at our Clive, Utah and Bear Creek, Tennessee facilities of $10.5 million and $2.9 million, respectively, as a result of decreased volumes of waste processed and disposed at these facilities.

        Gross profit in our International segment increased $60.0 million, or 340.9%, to $77.6 million for the year ended December 31, 2008 from $17.6 million for the year ended December 31, 2007. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $61.7 million. However, this increase was partially offset by a $1.7 million decrease due to a decline in pound sterling exchange rates during the year ended December 31, 2008 compared to the same period in 2007. During the year ended December 31, 2008, the acquisition of RSMC in June 2007 contributed a full year of gross profit increasing gross profit $60.6 million compared to the same period in 2007. Gross profit margin in our International segment was 6.7% for the year ended December 31, 2008 compared to 3.3% for the year ended December 31, 2007. The increase in gross profit margin is due to increased efficiency fees recognized during 2008 from our contract with the NDA. Most of the efficiency fees are recognized in the first calendar quarter of each year, which is the last quarter of the contract fiscal year. During 2007, the efficiency fees were recognized prior to our acquisition of RSMC.

Segment selling, general and administrative expenses

        Segment selling, general and administrative expenses in our Federal Services segment decreased $1.7 million to $9.6 million for the year ended December 31, 2008 from $11.3 million for the year ended December 31, 2007. The decrease is primarily due to decreased bid and proposal consulting costs of $1.8 million. During the year ended December 31, 2007, we incurred costs to bid on two large government contracts, including the contract for the management of all high level waste/tanks systems at Hanford as part of the Washington River Protection Solutions LLC team, which we won on May 29, 2008.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $0.3 million to $7.5 million for the year ended December 31, 2008 from $7.7 million for the year ended December 31, 2007. The decrease is primarily attributable to lower business development costs of $1.3 million mostly related to our license stewardship contract with Exelon Generation Company, LLC. This decrease is offset, in part, by increased stock based compensation and consulting costs of $0.9 million.

        Segment selling, general and administrative expenses in our LP&D segment increased $0.7 million to $9.2 million for the year ended December 31, 2008 from $8.5 million for the year ended December 31, 2007 mostly due to increased labor costs related business development activities of $2.3 million offset by decreases in incentives, insurance, consulting and other administrative costs of $1.6 million.

        Segment selling, general and administrative expenses in our International segment increased $6.4 million to $21.0 million for the year ended December 31, 2008 from $14.6 million for the year ended December 31, 2007. The increase is primarily due to amortization expense of $4.6 million associated with intangible assets of RSMC, which we acquired in June 2007, bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses of our UK operations of $1.8 million.

        Total segment selling, general and administrative expenses as a percentage of revenues decreased to 2.6% for the year ended December 31, 2008 from 3.9% for the same period for 2007 primarily due to increased revenues primarily related to our International segment without a corresponding percentage increase in selling, general and administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $2.4 million to $82.2 million for the year ended December 31, 2008 from $79.8 million for the year ended December 31, 2007. This increase is primarily due to management compensation expense of $10.0 million that was paid at the direction of and fully reimbursed by ENV Holdings, stock-based compensation expense of $3.7 million as a result of the options issued in connection with our initial public offering, fees related to our secondary public offering of $1.8 million and increased professional fees of $1.2 million related to Sarbanes-Oxley compliance. These increases are offset by decreased compensation expense of $6.9 million related to the termination of provisions in certain management employment agreements, decreased management advisory fees of $2.5 million paid to our equity sponsors which were terminated in connection with our initial public offering, decreased information systems and technology costs of $2.1 million, and decreased consulting costs of $2.1 million. As a percentage of revenue, corporate selling, general and administrative expenses decreased to 4.6% for the year ended December 31, 2008 from 7.3% for the same period for 2007. The decrease in expenses as a percentage of revenues is primarily due to the significant increase in revenues primarily related to our International segment as compared to the smaller increase in corporate selling, general and administrative expenses.

Interest expense

        Interest expense decreased $30.8 million, or 40.8%, to $44.6 million for the year ended December 31, 2008 from $75.4 million for the year ended December 31, 2007. The decrease is primarily attributable to a decline in our average borrowings outstanding as a result of repaying $108.2 million of debt in connection with our initial public offering in November 2007 and repaying $40.2 million of debt during 2008. In addition, interest rates related to our credit facilities declined in 2008 due to the decrease in LIBOR.

Other income (expense), net

        Other expense, net, increased $9.0 million, or 264.7%, to a net other expense of $5.6 million for the year ended December 31, 2008 from a net other income of $3.4 million for the year ended December 31, 2007. The increase is mostly attributable to increased remeasurement losses on our US dollar denominated notes receivable with our UK subsidiary of $14.7 million, increased other foreign currency transactional losses of $2.2 million and increased losses on our interest rate derivative contracts of $1.7 million. These losses are offset, in part, by increased gains on our foreign currency derivative contracts of $8.0 million and an increase of $1.8 million in our proportional share of income from our joint ventures in which we have a non-controlling interest.

Income taxes

        We recognized income tax expense of $21.1 million for the year ended December 31, 2008 based on an estimated annual effective tax rate on our consolidated operations of 31.2%, which is lower than the statutory rate of 35% mostly due to the effect of research and development credits in the UK. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. As such, during the year ended December 31, 2007, we recognized an income tax expense of $11.3 million, primarily due to income tax expense recognized of approximately $9.9 million relating to our reorganization from a limited liability company to a "C" corporation and foreign, federal and state income taxes for our taxable subsidiaries that we acquired in 2006 and 2007.

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

        Primarily as a result of the inclusion of a full year of Duratek results in 2007, revenues in our Federal Services segment and our Commercial Services segment increased to $151.4 million and $137.4 million, respectively, for the year ended December 31, 2007 from $79.9 million and $54.1 million, respectively, for the year ended December 31, 2006. As a result of our acquisitions of RSMC and Safeguard, revenues in our International segment were $541.1 million for the year ended December 31, 2007. During the year ended December 31, 2006, our international operations were reported in our Commercial Services segment because they constituted less than 1% of our total revenues.

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

Cost of revenues

        Cost of revenues increased $660.2 million, or 279.9%, to $896.1 million for the year ended December 31, 2007 from $235.9 million for the year ended December 31, 2006. This increase was the result of our acquisition of Duratek, which contributed $263.5 million to cost of revenues in the year ended December 31, 2007 compared to $101.1 million for the year ended December 31, 2006 and our acquisition of RSMC, which contributed $513.5 million to cost of revenues for the post-acquisition period of June 27, 2007 through December 31, 2007. The acquisitions of Safeguard, Parallax and

NUKEM collectively contributed $26.0 million to cost of revenues during 2007 from their respective dates of acquisition. These increases in cost of revenues were partially offset by a decrease of $26.8 million in our historical LP&D operations, which was primarily the result of reduced expenses associated with processing lower volumes of waste at our facility in Clive, Utah due to the completion of several projects during 2006.

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

        LP&D segment cost of revenues increased by $12.8 million, or 9.1%, to $154.0 million for the year ended December 31, 2007 from $141.2 million for the year ended December 31, 2006. This increase was the result of increased expenses resulting from our acquisition of Duratek, which contributed $70.6 million to cost of revenues for the year ended December 31, 2007 compared to $27.3 million for the year ended December 31, 2006. This increase was partially offset by a decrease of $26.8 million in our historical LP&D operations associated with the completion of several DOE closure projects during 2006.

        Cost of revenues as a percentage of total revenues increased to 82.0% for the year ended December 31, 2007, from 55.2% for the year ended December 31, 2006. The acquisitions of Duratek and RSMC significantly changed our revenue mix when compared to our historical operations. As a result, a greater portion of our revenues have significantly lower contribution margins.

        Cost of revenues as a percentage of revenues in our LP&D segment, which includes our historical operations, increased to 58.6% for the year ended December 31, 2007 from 48.2% for the same period for 2006. A significant amount of the costs at our Clive, Utah facility are fixed; therefore, the decrease in our revenues of $89.7 million at our Clive, Utah facility had a significant adverse impact on our margins. In addition, cost of revenues as a percentage of revenues relating to operations from our Duratek acquisition are greater than that of our historical operations, thus contributing to the increase in cost of revenues as a percentage of revenues for this segment.

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

Gross profit

        Gross profit increased $5.3 million, or 2.8%, to $196.5 million for the year ended December 31, 2007 from $191.2 million for the year ended December 31, 2006. Gross profit increased primarily due to the acquisition of Duratek, which contributed $29.6 million and $25.9 million to gross profit in our Federal Services and Commercial Services segments, respectively, for the year ended December 31, 2007 compared to $6.8 million and $13.7 million, respectively for the year ended December 31, 2006. This increase in gross profit was partially offset by a decrease in gross profit in our LP&D segment resulting from lower volumes of waste at our facility in Clive, Utah during the year ended December 31, 2007 due to the completion of several significant DOE closure projects during 2006. Our gross margin decreased to 18.0% in the 2007 period from 44.8%, in the corresponding 2006 period due largely to change in revenue mix combined with lower margins in our LP&D segment.

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

        LP&D segment gross profit decreased $43.1 million, or 28.4%, to $108.8 million for the year ended December 31, 2007 from $151.9 million for the year ended December 31, 2006. LP&D segment gross profit margin decreased to 41.4% during the year ended December 31, 2007 from 51.8% during the year ended December 31, 2006. Gross profit and gross profit margin decreased primarily due to decreased revenues as a result of the completion of several significant DOE closure projects in our historical LP&D segment during 2006 and lower gross profit margins in the LP&D operations we acquired from Duratek as compared to our historical operations.

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

        Segment selling, general and administrative expenses in our LP&D segment increased $0.9 million to $8.5 million for the year ended December 31, 2007 from $7.6 million for the year ended December 31, 2006. The increase was primarily the result of the activity of Duratek, which was acquired in June 2006.

        Segment selling general and administrative expenses in our International segment were $14.6 million for the year ended December 31, 2007 primarily due to bid and proposal expenses relating to potential contracts in the United Kingdom, the operations of Safeguard, which we acquired in December 2006, and the operations and amortization expense associated with finite-lived intangible assets of RSMC, which we acquired in June 2007.

        Total segment selling, general and administrative expenses as a percentage of revenue decreased to 3.9% for the year ended December 31, 2007 from 4.5% for the same period for 2006 primarily due to increased revenues.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $2.2 million, or 2.7%, to $79.8 million for the year ended December 31, 2007 from $82.0 million for the year ended December 31, 2006. As a percentage of revenue, corporate selling, general and administrative expenses decreased to 7.3% for the year ended December 31, 2007 from 19.2% for the same period for 2006. This decrease was primarily due to non-cash equity compensation expenses incurred during the year ended December 31, 2006 as a result of accelerated vesting of profits interests in connection with our acquisition of Duratek in the earlier period. This decrease is partially offset by increased accounting, treasury, human resources, information systems and other administrative expenses as a result of our acquisition of Duratek and a $6.9 million expense for the termination of provisions in employment agreements related to excess performance bonus payments. These provisions were terminated in connection with our initial public offering.

Interest expense

        Interest expense increased $6.8 million, or 9.9%, to $75.4 million for the year ended December 31, 2007 from $68.6 million for the year ended December 31, 2006. The increase is primarily attributable to increased borrowings related to the acquisitions of Duratek and RSMC and the write-off of unamortized debt financing fees of $4.2 million as a result of repayment of our debt using proceeds from our initial public offering. These increases are offset by the recognition of a call premium of $3.2 million and a write-off of debt financing fees and loan discounts of $8.9 million which occurred in June 2006 in connection with the restructuring of our long-term debt.

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

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of December 31, 2008, our principal sources of liquidity consisted of $48.4 million of cash and cash equivalents and $55.3 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $19.7 million of outstanding letters of credit. We also have a synthetic letter of credit facility of $100.0 million, of which $100.0 million of letters of credit were issued as of December 31, 2008.

        During the year ended December 31, 2008, our cash and cash equivalents increased $12.0 million, to $48.4 million. This compares to a decrease in cash and cash equivalents of $31.7 million for the year ended December 31, 2007. During the year ended December 31, 2008, we had net cash inflows from operating activities of $103.1 million. This was offset by net cash outflows from investing activities of $27.3 million, primarily related to purchases of property, plant and equipment. Our cash outflows from our financing activities were $52.6 million, primarily related repayment of debt and payments of stockholder dividends and debt financing fees offset by proceeds from the settlement of our derivative contracts.

        During the year ended December 31, 2007, our cash and cash equivalents increased $31.7 million, to $36.4 million. This compares to a decrease in cash and cash equivalents of $30.2 million for the year ended December 31, 2006. During the year ended December 31, 2007, we had net cash inflows from operating activities of $152.8 million and cash inflows from financing activities of $91.9 million, primarily due to proceeds from our initial public offering offset by the repayment of debt, dividends paid and increased debt financing fees. This was offset by net cash outflows from investing activities of $211.8 million related primarily to our acquisitions of RSMC, Parallax, NUKEM and Monserco and purchases of property, plant and equipment.

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

        We have accumulated benefit obligations related to our pension plans of $2.4 billion. See Note 19 to our audited consolidated financial statements included elsewhere in this Form 10-K for a more detailed discussion. Approximately 99% of the accumulated benefit obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation. The plan we are required to fund related to our RSMC employees is currently funded by employee contributions until the year 2010 at the earliest. Therefore, we do not expect there to be any implications to our liquidity within the next 12 months resulting from potential incremental cash payments to maintain funding requirements.

        Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

Historical Cash Flows

Cash flow from operating activities

        We generated $103.1 million of cash from operating activities during the year ended December 31, 2008. Cash from operating activities in 2008 included net income of $45.2 million and significant non-cash expenses including depreciation and amortization expense of $46.4 million and foreign currency transaction losses of $16.2 million. Cash from operating activities was also provided by a reduction in accounts receivable of $101.3 million primarily due to timing of collections on work performed on our contracts with the NDA. Cash from operating activities was used to reduce accounts payable and accrued liabilities by $76.6 million. The reduction in accounts payable and accrued liabilities was primarily due to timing of payments to vendors of our Magnox contracts in the UK. In addition, cash from operating activities of $12.4 million was used for costs associated with our planned license stewardship project for Exelon's Zion nuclear facility that have been deferred until closing of the transaction.

        We generated $152.8 million of cash from operating activities during the year ended December 31, 2007. Cash from operating activities in 2007 included net loss of $8.9 million and significant non-cash expenses including depreciation and amortization expense of $43.2 million. Cash from operating activities was also provided by $38.1 million of restricted cash that became unrestricted as a result of an insurance policy put in place as collateral for certain decommissioning liabilities. Cash from operating activities was also provided as a result of increased collections on contract receivables of $19.9 million, a reduction in prepaid expenses and other assets of $15.8 million and reduced payments of accounts payable of $28.2 million.

Cash flow from investing activities

        We used $27.3 million of cash for investing activities during the year ended December 31, 2008. Of this amount, we used $26.6 million of cash for capital expenditures primarily to purchase equipment required for the Atlas mill tailings contract, equipment at our various facilities, computer hardware and software licenses.

        We used $211.8 million of cash for investing activities during the year ended December 31, 2007. We used $199.1 million for the acquisitions of RSMC, Parallax NUKEM and Monserco and $13.3 million for capital expenditures primarily to purchase equipment at our various facilities and computer hardware.

Cash flow from financing activities

        We used $52.6 million of cash for financing activities during the year ended December 31, 2008 primarily to repay $40.2 million of long-term debt, to pay dividends of $8.8 million to our shareholders and to pay debt financing fees of $6.4 million. We received net $5.2 million as settlement of our interest rate and foreign currency derivative contracts.

        We generated $91.9 million of cash from financing activities during the year ended December 31, 2007. We received proceeds of $271.1 million from the issuance of our common stock, net of issuance costs, and $200 million from borrowings of long-term debt. We used cash to repay long-term debt of $354.2 million, to pay debt financing fees of $11.8 million, and to pay distributions of $8.9 million.

Capital Expenditures

        We had capital expenditures of $26.6 million, $13.3 million and $23.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. We completed several significant capital improvements 2008 and 2006, including the equipment required for the Atlas mill tailings contract during 2008 and the installation of a new shredder, rail handling loop and rotary dump at our Clive facility in 2006. We expect purchases of capital expenditures for the year ending December 31, 2009 will be approximately $26.0 million, relating primarily to the implementation of an enterprise resource planning system (Oracle EBS R12) and equipment to be used at our decommissioning sites and at our facilities, which is in compliance with the debt covenants of our credit agreement. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

Credit Facilities

        We have entered into credit facilities with Citicorp North America, Inc., or CNAI, as administrative agent and collateral agent. The credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011; $770.0 million first lien term loan facilities, which mature on June 7, 2013; and a $100.0 million synthetic letter of credit facility, which matures on June 7, 2013.

        The obligations under the credit facilities are unconditional and irrevocably guaranteed by each of our existing and subsequently acquired or organized domestic subsidiaries. In addition, the credit facilities and such guarantees are secured on a first- and second-priority basis by security interests (subject to permitted liens as defined in the credit agreements governing the credit facilities) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges of voting stock of foreign subsidiaries to 65% of voting stock of first-tier foreign subsidiaries.

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

        Commencing September 30, 2006 and at the end of each calendar quarter for the next 26 quarters, the first lien term loans under the credit facilities amortize in quarterly installments of $1.9 million, adjusted for optional prepayments made, provided that the final installment shall be equal to the amount outstanding in respect of the term loans.

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of debt obligations other than specified debt obligations and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of December 31, 2008, we were required to make a mandatory prepayment of approximately $1.5 million based on our excess cash flow.

        As of December 31, 2008, the weighted average interest rate under our credit facilities was 4.14%. At this rate and assuming an outstanding balance of $566.8 million as of December 31, 2008, our annual debt service obligations would be $29.4 million, consisting of $23.5 million of interest and $5.9 million of scheduled principal payments. However, due to optional prepayments made through December 31, 2008, only $1.5 million of our scheduled principal payments are currently due within the next year.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of consolidated funded debt and first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as December 31, 2008, we are required to maintain a maximum leverage ratio and a first lien leverage ratio of 4.50 and 4.00, respectively, and minimum cash interest coverage ratio of 2.50. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of December 31, 2008, our total leverage, first lien leverage and interest coverage ratios were 3.20, 3.20 and 4.30, respectively. As such, we have determined that we are in compliance with these financial covenants.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of up to $30.0 million under the first lien credit facilities plus the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the prior fiscal year. Our permitted maximum annual capital expenditures for 2009 is $45.0 million. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. As of December 31, 2008, we were in compliance with all of our covenants and other obligations under the credit facilities.

Amendment Agreements

        On December 11, 2007, we, through our subsidiary ZionSolutions, entered into an agreement with Exelon (the "Zion Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998.

        Pursuant to the Zion Agreement, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station.

        The parties agreed to enter into various other agreements to ensure the performance of the obligations of ZionSolutions under its contracts to complete the required decommissioning and other work. In particular, we have agreed to execute a Credit Support Agreement pursuant to which we will deliver a letter of credit in the face amount of $200.0 million, which will be held by Exelon. The occurrence of specified events of default would allow Exelon to draw upon the letter of credit.

        In anticipation of the closing of this transaction, on July 16, 2008, we and our subsidiary, Duratek, entered into Amendment Agreements with our lenders under the current credit facilities. The Amendment Agreements provide that the existing credit agreements shall be amended and restated in their entirety upon satisfaction of certain conditions including the closing of the transaction with Exelon.

        The amended and restated credit facilities were sought (a) to allow us to provide for a new letter of credit facility in the aggregate principal amount of $200.0 million (the "Zion letter of credit facility") pursuant to the Zion Agreement and (b) to return the existing synthetic letters of credit facility deposits and make term letter of credit facility loans in the aggregate principal amount of $100.0 million for which we have agreed to maintain restricted cash equal to the amount of the facility. The new term letter of credit facility and the restricted cash amount will be reflected on our consolidated balance sheet.

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

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent to closing, including those related to approval for the transactions contemplated by the Zion Agreement. During the year ended December 31, 2008, we have paid fees of approximately $6.4 million to the lenders to obtain the Amendment Agreements, which are being amortized over the remaining term of the credit facilities. In addition, once we have closed the Zion agreement and the Zion letter of credit is issued, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over one year, which is the term of the Zion letter of credit facility.

Contractual Obligations and Other Commitments

        As of December 31, 2008, our contractual obligations and other commitments were as follows:

	Payments Due by Period
	Total	2009	2010-2011	2012 - 2013	2014 and beyond
	(in thousands of dollars)
Long-term debt obligations(1)	$566,757	$2,954	$11,898	$551,905	$—
Capital lease obligations	2,006	1,501	505	—	—
Operating lease obligations	38,062	10,605	12,612	9,355	5,490
Other contractual obligations	17,500	2,500	5,000	5,000	5,000

Total	$624,325	$17,560	$30,015	$566,260	$10,490

(1)
Includes only obligations to pay principal. Assuming our variable interest rate of 4.14% at December 31, 2008 remains constant during these periods, our interest payment obligations would be $23.5 million, $46.4 million and $34.1 million for 2009, 2010-2011 and 2012-2013, respectively, for a total interest payment obligation of $104.0 million.

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures at December 31, 2008.

        As of December 31, 2008 we had outstanding floating-rate term loans of $566.8 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective December 18, 2008. As of December 31, 2008, the swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $261,000.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2008 we had $100.0 million in letters of credit issued under our synthetic letters of credit facilities and $19.7 million in letters of credit issued under our revolving credit facilities. As of December 31, 2008 we had $2.6 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2008 the closure and post-closure state regulatory requirements for our facilities were $150.8 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO, calculated under SFAS No. 143, Accounting for Asset Retirement Obligations.

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

Federal, Commercial and International Contracts

        Our services are provided under cost-reimbursable award or incentive fee, fixed-price and unit-rate contracts. The following describes our policies for these contract types:

  •
  Cost-reimbursable contracts—We are reimbursed for allowable costs in accordance with Federal Acquisition Regulations (FAR), Cost Accounting Standards (CAS), or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or CAS, we may not be able to obtain reimbursement for such costs. A contract may also provide for award fees or incentive fees in addition to cost reimbursements. Incentive fees are earned if we meet certain contract provisions, including schedule, budget and safety. Monthly assessments are made to measure the amount of revenues earned in accordance with established contract provisions. Award and incentive fees are accrued when estimable and collection is reasonably assured.

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

        For the years ended December 31, 2008, 2007 and 2006, revenues calculated using a cost-to-cost approach were $75.4 million, $68.6 million and $36.3 million, respectively.

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

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would have increased our D&D obligation by $2.6 million. A hypothetical 10% increase in our cost estimate would have increased our D&D obligation by $3.5 million.

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

        We estimate future cash flows at the reporting unit level using a discounted cash flow methodology by assessing each major existing contract and projecting the earnings that will be recognized in future periods. Estimates are also made for earnings from new contracts that are anticipated based on our evaluation of future business prospects. The valuation of goodwill could be affected if actual results differ substantially from our estimates. Circumstances that could affect the valuation of goodwill include a significant change in our business climate, decisions by our customers to terminate our existing contracts and decisions by our customers to award to our competitors new contracts that we anticipated would be awarded to us.

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

        Since our annual impairment test, which was completed in the second quarter of 2008, we have updated our forecasts to reflect the impacts of the global economic down turn and have determined that goodwill is not impaired as of December 31, 2008. However, further changes in our forecasts or decreases in the value of our common stock could cause book values of certain operating segments to exceed their fair values, which may result in goodwill impairment charges in future periods. As of December 31, 2008 and 2007, respectively, we had $528.3 million and $526.0 million of goodwill and

$357.1 million and $383.8 million of intangible assets with estimable useful lives on our consolidated balance sheet. We do not have any intangible assets with indefinite useful lives.

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

        Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of excess carrying value over fair value.

Equity-Based Compensation Expense

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

        In 2006 and 2005, certain members of senior management were granted profit interest units in ENV Holdings LLC, in consideration for services rendered to us. These units entitle the holders to distributions from ENV Holdings. Certain units vested immediately upon grant and others vest over periods up to three years. These profit interest units are not convertible into common stock of EnergySolutions, Inc. or any other equity security of EnergySolutions, Inc. However, because these grants of profit interest units were made for services rendered to us, we recorded compensation expenses in connection with these grants.

        The grant date fair value of these units was determined using both a market approach and an income or discounted cash flow approach. As part of the market approach, we used both comparable public companies (market multiples approach) and comparable transactions in order to estimate enterprise value. The income or discounted cash flow approach used management's assumptions for growth in our revenues and expenses to estimate enterprise value. The resulting enterprise values as calculated under each approach were then averaged using an equal weighting to arrive at the final enterprise value. This value was then allocated to each class of profit interest units based on each class's priority of distributions.

        We recorded compensation expense of $648,000, $2.7 million and $21.4 million for the years ended December 31, 2008, 2007 and 2006, which represents the vested portion of the fair value of these units. We anticipate that the equity-based compensation expense related to the vesting of these units will be approximately $308,000 in 2009. In addition, we have options outstanding to purchase an aggregate of 5,625,430 shares and 37,985 unvested restricted shares as of December 31, 2008. Under the measurement principles of FAS 123(R), we estimate that we will recognize compensation expense related to the issuance of these awards of $9.4 million, $9.3 million and $8.2 million in 2009, 2010 and 2011, respectively. Our estimate of fair value for the stock options was made using the Black-Scholes model based upon the closing stock price on the date of grant, volatility of 35%, risk-free interest rate of 2.0% to 3.9% per year, expected life of 2.5 years to 3.75 years, and a dividend yield of 0.40% to 1.00%. We determined the volatility rate by reference to volatility rates used by certain of our public industry peers since we do not have an established trading history of our common stock. We determined the expected life by using the short-cut method, as permitted by SEC Staff Accounting Bulletin No.107.

Income Taxes

        Our effective tax rate in 2008 was 31.2%, which is lower than the blended statutory rate primarily due to the effect of research and development credits in the UK. We anticipate that our effective tax rate in 2009, exclusive of any unusual items, will be approximately 33% to 36%. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and other, applicable authoritative pronouncements. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the United States and by various government agencies representing jurisdictions outside the United States.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for us on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

        There were no federal income tax audits in progress or concluded during 2008. We have been notified that the Internal Revenue Service will be auditing the income tax returns of Duratek for the tax periods ended December 31, 2004 and 2005 and June 6, 2006 and the income tax returns of Savannah River Corporation, a subsidiary of BNGA, for the tax periods ended March 31, 2006, December 31, 2006 and November 15, 2007. The examinations are scheduled to begin in the first quarter of 2009.

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

Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of a subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. Management is still evaluating the impact of the adoption of SFAS No. 160 on our consolidated joint ventures but we do not expect it to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We do not expect the provisions of this statement to have a material impact on our financial condition or results of operations.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of December 31, 2008, we had outstanding floating-rate term loan debt of $566.8 million, of which $3.0 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. As of December 31, 2008, our swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $261,000. For further information on the swap agreement, see Note 11 to our audited consolidated financial statements included elsewhere in this Form 10-K.

        A hypothetical interest rate change of 1% on our credit facilities would have changed interest expense for the year ended December 31, 2008 by approximately $5.7 million. In addition, a hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at December 31, 2008 by approximately $3.6 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of December 31, 2008 we had outstanding borrowings under our credit facilities of $566.8 million with an approximate fair value of $430.7 million.

        Prior to our acquisition of RSMC, our exposure to foreign currency fluctuations was immaterial. Through RSMC, we earn fee income denominated in British pounds sterling.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2008, would cause a change in consolidated net assets of approximately $9.6 million and a change in gross profit of approximately $7.6 million, primarily due to pound sterling-denominated exposures.

Item 8.    Financial Statements and Supplementary Data.

        See pages F-1 through F-37 following the Exhibits List.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2008, which is the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The company's internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2008. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

        The following table sets forth the names and ages of each person who is a director or executive officer of EnergySolutions, Inc. Our directors serve one year terms. Our Chief Executive Officer serves at the pleasure of the Board of Directors and all other executive officers serve at the pleasure of the Chief Executive Officer and the Board of Directors.

Name	Age	Position
R Steve Creamer	57	Chairman and Chief Executive Officer
J. Barnie Beasley, Jr.	57	Director
Jordan W. Clements	52	Director
E. Gail de Planque	64	Director
J.I. Everest, II	52	Director
Lance L. Hirt	41	Director
Robert A. Whitman	55	Director
David B. Winder	70	Director
Val J. Christensen	56	President
Raul A. Deju	62	Chief Operating Officer
Philip O. Strawbridge	54	Executive Vice President and Chief Financial Officer

        R Steve Creamer.    Mr. Creamer has been our Chief Executive Officer and a member of the Board of Directors since 2005 and became Chairman of the Board in November 2007. Mr. Creamer joined our predecessor, Envirocare of Utah, in 2005 as its Chief Executive Officer. Mr. Creamer began his career with the State of Utah as an engineer with the Department of Transportation and then Environmental Quality. From 1976 to 1991, he was the President of Creamer and Noble Engineers, a consulting engineering firm. From 1990 to 1997, he was the Chief Executive Officer and minority partner of ECDC Environmental, an industrial waste firm. In 1997, Mr. Creamer co-founded ISG Resources, Inc. after acquiring JTM Industries from Laidlaw where he served as Chief Executive Officer until 2002. In 2002, Headwaters Incorporated acquired ISG, and Mr. Creamer became the Chief Operating Officer and board member of Headwaters Incorporated. In 2003, Mr. Creamer co-founded Western Pacific Group, a small private equity fund focused on making long-term investments in a wide cross section of companies. Mr. Creamer holds a B.S. degree in Civil & Environmental Engineering from Utah State University.

        J. Barnie Beasley, Jr.    Mr. Beasley has served on our Board of Directors since October 2008, when he retired as Chairman, President and Chief Executive Officer of Southern Nuclear Operating Company, having served as President and CEO since September 2004 and Chairman since June 2005. Mr. Beasley's career with Southern Nuclear Operating Company began in 1998,where he served as a Vice President and later an Executive Vice President and Chief Nuclear Officer. Mr. Beasley graduated from the University of Georgia with a BS degree in Engineering. He has held a Senior Reactor Operator's license from the U.S. Nuclear Regulatory Commission, and he currently holds a Professional Engineering License in the State of Georgia as an Electrical Engineer. He is a member of both the Georgia Society and the National Society of Professional Engineers. Mr. Beasley is also a member of the National Nuclear Accrediting Board which is responsible for accrediting nuclear power plant training programs. He previously served on the Board of Directors and several committees for the Nuclear Energy Institute ("NEI"), including the Executive Committee and the Organization and Compensation Committee of the Board of Directors. Additionally, he served on the Board of Directors and Audit Committee for the Foundation for Nuclear Studies, a Washington, DC based organization that seeks to promote sound national policy on the use and development of nuclear technologies. Mr. Beasley also previously served on the Board of Directors for the Southeastern Electric Exchange, on the Board of Directors of Junior Achievement of Greater Birmingham, and on the Advisory Board of INROADS/Birmingham, a program that prepares talented minority youth for corporate and community leadership. Mr. Beasley currently serves as Chairman of the University of Georgia Engineering Advisory Board.

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

        E. Gail de Planque.    Dr. de Planque has served on our Board of Directors since our initial public offering in November 2007. Dr. de Planque has been President of Strategy Matters, Inc. since March 2000 and a director of Energy Strategists Consultancy Limited since May 1999, each of which provides consulting services to the energy and nuclear industries. Dr. de Planque has more than 40 years of experience in nuclear physics, regulation and the nuclear industry, and is a Fellow of the American Association for the Advancement of Science, a Fellow and past President of the American Nuclear Society and a member of the National Academy of Engineering. She also has served as a Commissioner with the Nuclear Regulatory Commission and a Director of the Department of Energy's Environmental Measurements Laboratory. Dr. de Planque is a Director of BHP Billiton PLC, BHP Billiton Limited and a member of the Board of Trustees of Northeast Utilities. Dr. de Planque was formerly a Director of BNFL Plc, BNG America, Inc., TXU Corp., and Landauer, Inc. Dr. de Planque received an A.B. cum laude in Mathematics from Immaculata University, an M.S. in Physics from the New Jersey Institute of Technology and a Ph.D. in Environmental Health Science from New York University.

        J.I. Everest, II.    Mr. Everest has been a member of our Board of Directors since July 2007. From July 2007 through February 2009, Mr. Everest held the office of Vice Chairman. Prior thereto, Mr. Everest served as our Executive Vice President and Chief Financial Officer from 2005 until August 2007. He joined our predecessor, Envirocare of Utah, in 2005 as Chief Financial Officer. From 1989 to 1997, Mr. Everest was the Director of Finance and Corporate Development at USPCI, a Union Pacific Corporation hazardous waste company. He became Vice President, Finance at ECDC in 1992 after its acquisition by USPCI and Laidlaw Environmental. In 1997, Mr. Everest, Mr. Creamer and Dr. Deju founded ISG Resources, Inc. after acquiring JTM Industries from Laidlaw. In 2002, Headwaters Incorporated acquired ISG and Mr. Everest became its Vice President of Corporate Development and Treasurer. In 2003 Mr. Everest and Mr. Creamer founded Western Pacific Group, a small private equity fund focused on making long-term investments in a wide cross section of companies and real estate. Mr. Everest holds a B.B.A. from Southern Methodist University and an M.B.A. from the University of Texas.

        Lance L. Hirt.    Mr. Hirt has served on our Board of Directors since 2005 and served as Chairman of the Board until November 2007. Mr. Hirt is a partner at Lindsay Goldberg, a private equity firm with 22 principal investments, primarily in manufacturing, financial service and healthcare companies. Prior to joining Lindsay Goldberg in 2003, Mr. Hirt was a Managing Director at Morgan Stanley where he spent nine years in the mergers and acquisitions department advising a broad range of general industrial clients. Mr. Hirt began his career as a management consultant at Touche Ross & Co. and subsequently practiced law at Sullivan & Cromwell LLP in New York. Mr. Hirt graduated from Yeshiva

College with a B.A. in Economics and received his M.B.A. and J.D. from Harvard University. He currently serves as a Director of Brock Holdings, LLC, Brightstar Corp., PL Olefins LLC, PL Propylene LLC, RECON Holdings I LLC and Scandza AS.

        Robert A. Whitman.    Mr. Whitman has served on our Board of Directors since July 2008. Mr. Whitman has been a director of Franklin Covey Co. since May 1997 and has served as Chairman of its Board of Directors since June 1999 and its Chairman and Chief Executive Officer since January 2000. Mr. Whitman served as a director of Covey Leadership Center from 1994 to 1997. Prior to joining the Franklin Covey Co., Mr. Whitman served as President and Co-Chief Executive Officer of The Hampstead Group from 1992 to 2000. Mr. Whitman received his B.A. in Finance from the University of Utah and his M.B.A. from Harvard Business School.

        David B. Winder.    Mr. Winder has served on our Board of Directors since our initial public offering in November 2007. Mr. Winder was a certified public accountant with KPMG LLP, as an employee from 1963 to 1972 and as a partner from 1972 until his retirement in 1997. Since his retirement from KPMG, Mr. Winder was Executive Director, Department of Community and Economic Development for the State of Utah from March 1997 to April 2002 and Special Assistant to the Governor of the State of Utah from April 2002 to March 2004, where he was responsible for various projects following the Olympic Games in Salt Lake City. Since November 2002, Mr. Winder also has been a consultant to various for-profit and not-for-profit organizations. Mr. Winder is currently a director and chair of the audit committee of GE Capital Financial, Inc. and Alsco, Inc., president of the board of directors of the Utah Retirement Systems and Public Employees Health Program, and past president and current chair of the Utah chapter of the National Association of Corporate Directors ("NACD"). Mr. Winder received his A.B. in Social Sciences from Stanford University with highest honors.

        Val J. Christensen.    Mr. Christensen was appointed President of the Company by the Board of Directors in December 2008. From May 2006 through December 2008, Mr. Christensen served as an Executive Vice President and our General Counsel and Secretary. From 1989 to 2006, Mr. Christensen served in various executive positions at FranklinCovey Co., eventually as Executive Vice President, General Counsel and Secretary as well as being a director. Prior to that, he was a partner at the law firm LeBoeuf, Lamb, Leiby & MacRae, where he handled commercial litigation and general business matters in the firm's Salt Lake City office from 1986 to 1989. Mr. Christensen is a director of Dynatronics, Inc. He received a B.A and J.D. from Brigham Young University.

        Raul A. Deju.    Dr. Deju was appointed Chief Operating Officer of the Company by the Board of Directors in December 2008. From October 2006 through December 2008, Dr. Deju served as our President and Chief Administrative Officer. Before joining EnergySolutions, Dr. Deju served between 2004 and 2006 as one of the founders and CEO of DMA, Inc. a consulting and investments company. From 1997 to 2002, Dr. Deju served as one of the founders, President and Chief Operating Officer of ISG Resources from 1997 to 2002, which was merged with Headwaters Incorporated, and stayed as President of Headwaters' Resources Group from 2002 to 2004. Prior thereto, he served as Western Regional President of Chemical Waste Management, Inc. and in senior executive positions at International Technology, Inc. (now Shaw Group) and at URS, Inc. Dr. Deju started his professional career with Gulf Oil Co. principally involved with its Uranium Mining subsidiary and later on at the DOE's Hanford Site. Dr. Deju served in Advisory Committee Roles with the U.S. Secretary of Commerce and the U.S. EPA Administrator. Dr. Deju received both his B.S. and his Ph.D. from the New Mexico Institute of Mining and Technology. Dr. Deju has served on the faculty of the University of California, the University of Pittsburgh, St. Mary's College and J. F. Kennedy University's M.B.A. Program and served as Chair of the Bi-national US-Mexico Environmental Committee during the North American Free Trade Agreement's formative process. Dr. Deju was recognized as one of the 25

Most Influential Latinos in the San Francisco Bay Area and has received Congressional, State and City of San Francisco recognitions.

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

Board of Directors

        Our business and affairs are managed under the direction of our board of directors. Our bylaws provide that our board of directors will consist of between seven and fifteen directors. The bylaws were amended by the board of directors on February 25, 2009 to change this provision from the previous requirement that we have between nine and fifteen directors. The board is currently composed of eight directors, four of whom are independent directors under the applicable rules of the NYSE. Our status as a "controlled company" ceased effective upon the close of our secondary offering in July 2008. As a result, by July 2009, a majority of the board is required to be independent directors in compliance with the applicable rules of the NYSE. The directors have discretion to increase or decrease the size of the board.

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

        Mr. Winder, Dr. de Planque and Mr. Whitman, each an independent director, serve on the audit committee, with Mr. Winder serving as the committee's chair and "financial expert," as that term is defined by the applicable SEC and NYSE rules. The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

        We have a compensation committee that has responsibility for, among other things:

  •
  reviewing key employee compensation policies, plans and programs;

  •
  monitoring performance and compensation of our employee-directors, officers and other key employees;

  •
  determining compensation of non-employee directors of the board;

  •
  preparing recommendations and periodic reports to the board of directors concerning these matters; and

  •
  administering our equity incentive programs

        Messrs. Whitman, Beasley and Hirt serve on the compensation committee, with Mr. Whitman serving as the chair of the compensation committee. Mr. Whitman and Mr. Beasley are independent directors. Pursuant to the rules of the NYSE, our Compensation Committee is required to be comprised solely of independent directors within one year from the date the Company ceased to be "controlled" (July 2008). On or before July 2009, Mr. Hirt will be replaced on the Compensation Committee by an independent director so that the Compensation Committee will be comprised solely of independent directors in compliance with the rules of the NYSE.

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

        Dr. de Planque and Messrs. Everest and Winder serve on the nominating and corporate governance committee, with Dr. de Planque serving as the chair of the nominating and corporate governance committee. Dr. de Planque and Mr. Winder are independent directors. Pursuant to the rules of the NYSE, our Nominating and Corporate Governance Committee is required to be comprised solely of independent directors within one year from the date the Company ceased to be "controlled" (July 2008). On or before July 2009, Mr. Everest will be replaced on the Nominating and Corporate Governance Committee by an independent director so that the Nominating and Corporate Governance Committee will be comprised solely of independent directors in compliance with the rules of the NYSE.

Corporate Responsibilities Committee

        We have a corporate responsibilities committee that has responsibility for, among other things:

  •
  reviewing and monitoring government relations and corporate communications;

  •
  reviewing and monitoring the Company's support of charitable, civic, educational and philanthropic contributions and activities, directly or through the EnergySolutions Foundation or otherwise; and

  •
  reviewing and taking action as appropriate concerning current and emerging strategic issues and trends relating to our industry.

        Messrs. Clements, Beasley, Everest and Winder serve on the corporate responsibilities committee, with Mr. Clements serving as the committee's chair.

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

Director Compensation

        Directors who are employees of EnergySolutions, Inc. or its subsidiaries or affiliated with Lindsay Goldberg will receive no compensation for service as members of either the board of directors or board committees. All other directors are paid:

  •
  a base annual retainer of $50,000 in cash;

  •
  an annual grant of our restricted common stock equal to $75,000;

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

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Information required by this item is included in "Certain Relationships and Related Transactions, and Director Independent" in the Proxy Statement, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        Information required by this item is included in "Principal Accounting Fees and Services" in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        Documents filed as part of this report include:

  1.
  Financial Statements.    Our consolidated financial statements at December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006 and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2009.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ R STEVE CREAMER R STEVE CREAMER	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2009
/s/ PHILIP O. STRAWBRIDGE PHILIP O. STRAWBRIDGE	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2009
/s/ J. BARNIE BEASLEY, JR J. BARNIE BEASLEY, JR	Director	February 27, 2009
/s/ JORDAN W. CLEMENTS JORDAN W. CLEMENTS	Director	February 27, 2009
/s/ E. GAIL DE PLANQUE E. GAIL de PLANQUE	Director	February 27, 2009
/s/ JEAN I. EVEREST, II JEAN I. EVEREST, II	Director	February 27, 2009
/s/ LANCE L. HIRT LANCE L. HIRT	Director	February 27, 2009
/s/ ROBERT A. WHITMAN ROBERT A. WHITMAN	Director	February 27, 2009
/s/ DAVID B. WINDER DAVID B. WINDER	Director	February 27, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of February 6, 2006, by and among EnergySolutions, LLC, Dragon Merger Corporation and Duratek, Inc.	S-1/A	5/14/2007
2.2
	Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of Reactor Sites Management Company Limited, dated as of June 6, 2007, by and among British Nuclear Fuels plc, EnergySolutions EU Limited and EnergySolutions, LLC.	S-1/A	9/11/2007
3.1	Certificate of Incorporation of EnergySolutions, Inc.	S-1/A	10/30/2007
3.2	Bylaws of EnergySolutions, Inc.	S-1/A	10/30/2007
4.1	Specimen Common Stock certificate.	S-1/A	10/30/2007
4.2
	Form of Deposit Agreement, among EnergySolutions, Inc., Computershare Trust Company, N.A., as the depositary, Computershare Shareholder Services, Inc., as the depositary's service company, and the holders from time to time of the depositary receipts evidencing the depositary shares.	S-1/A	11/13/2007
10.1
	Second Amended and Restated Credit Agreement, dated as of June 7, 2006, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.2
	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 19, 2006, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.3
	Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 9, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.4
	Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 26, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.4.1
	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of November 1, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	11/13/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.5	Credit Agreement, dated as of June 7, 2006, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.6
	First Amendment to Credit Agreement, dated as of June 19, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.7
	Second Amendment to Credit Agreement, dated as of February 9, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.8
	Third Amendment to Credit Agreement, dated as of June 26, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.8.1
	Fourth Amendment to Credit Agreement, dated as of November 1, 2007, among Dragon Merger Corporation and Duratek, Inc., as borrower, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	11/13/2007
10.8.2
	Amendment Agreement, dated as of July 16, 2008, among EnergySolutions, LLC, EnergySolutions, Inc., Citigroup Global Markets Inc., Citicorp North America, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc., JP Morgan Chase Bank, N.A. and certain other financial institutions named therein	8-K	7/22/2008
10.8.3	Amendment Agreement, dated as of July 16, 2008, among Duratek, Inc., Citigroup Global Markets Inc., Citicorp North America, Inc. and certain other financial institutions named therein	8-K	7/22/2008
10.9
	Second Lien Credit Agreement, dated as of June 26, 2007, among EnergySolutions, LLC, as borrower, ENV Holdings LLC, as guarantor, the lenders from time to time party hereto and Citicorp North America, Inc.	S-1/A	9/11/2007
10.10*	Amended and Restated Executive Employment and Non-Competition Agreement, dated as of January 9, 2007, between EnergySolutions, LLC and R Steve Creamer	S-1/A	10/30/2007
10.10.1*	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement, effective as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC, and R Steve Creamer.	10-K/A	4/29/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.11*	Amended and Restated Executive Employment and Non-Competition Agreement, dated as of January 9, 2007, between EnergySolutions, LLC and J.I. Everest II.	S-1/A	10/30/2007
10.11.1*
	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC, and Jean I. "Chip" Everest II	10-K/A	4/29/2008
10.12*	Executive Employment and Non-Competition Agreement, dated as of October 9, 2006, between EnergySolutions, LLC and Raul Deju	S-1/A	10/30/2007
10.12.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of November 12, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju	S-1/A	11/13/2007
10.12.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju	10-K/A	4/29/2008
10.13*	Executive Employment and Non-Competition Agreement, dated as of June 26, 2006, between EnergySolutions, LLC and Val John Christensen	S-1/A	10/30/2007
10.14*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of March 19, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen	S-1/A	10/30/2007
10.14.1*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen	S-1/A	10/31/2007
10.14.2*	Third Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen	10-K/A	4/29/2008
10.15*	Executive Employment and Non-Competition Agreement, dated as of November 14, 2006, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker	S-1/A	10/30/2007
10.15.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker	S-1/A	10/31/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.15.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker	10-K/A	4/29/2008
10.16*	Executive Employment and Non-Competition Agreement, dated as of March 23, 2006, between EnergySolutions, LLC and Philip Strawbridge	S-1/A	10/30/2007
10.16.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of October 17, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Philip Strawbridge	S-1/A	10/30/2007
10.16.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Philip O. Strawbridge	S-1/A	10/31/2007
10.16.3*	Third Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Philip O. Strawbridge	10-K/A	4/29/2008
10.17	Operating Agreement of Envirocare of Utah, LLC, entered into by ENV Holdings LLC, dated January 31, 2005	S-1/A	9/11/2007
10.18	Amendment No. 1 to the Operating Agreement of EnergySolutions, LLC entered into by ENV Holdings LLC, dated September 14, 2007	S-1/A	10/30/2007
10.19*	Form of EnergySolutions, Inc. 2007 Equity Incentive Plan	S-1/A	10/30/2007
10.19.1*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement	S-1/A	11/13/2007
10.19.2*	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement	S-1/A	11/13/2007
10.19.3*	Form of Non-Qualified Stock Option Award Agreement between EnergySolutions, Inc. and Philip Strawbridge	S-1/A	11/13/2007
10.20*	Form of Registration Rights Agreement, between EnergySolutions, Inc. and ENV Holdings LLC	S-1/A	10/30/2007
10.21	Form of Director Indemnification Agreement	S-1/A	10/30/2007
10.22*	Executive Bonus Plan	S-1	7/7/2008
10.23	Form of Director Compensation Term Sheet**
21.1	Subsidiaries of the registrant**
23.1	Consent of Independent Registered Public Accounting Firm**
24.1	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certifications of Chief Executive Officer And Chief Financial Officer***

*
Indicates management contract or compensatory plan or arrangement.

**
Filed herewith.

***
Furnished herewith.

The registrant has omitted certain schedules in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules to the Commission upon request.

EnergySolutions, Inc.

Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). EnergySolutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, EnergySolutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders'/member's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2009

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited the accompanying consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders'/member's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnergySolutions, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Salt Lake City, Utah
February 26, 2009

EnergySolutions, Inc.

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands of dollars)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$48,448	$36,366
Restricted cash	—	3,995
Accounts receivable, net of allowance for doubtful accounts	213,037	366,083
Costs and estimated earnings in excess of billings on uncompleted contracts	59,545	41,243
Income tax receivable	5,537	26,163
Inventories	11,218	10,851
Prepaid expenses	19,109	8,170
Other current assets	34,363	12,811

Total current assets	391,257	505,682
Property, plant and equipment, net	114,021	110,688
Goodwill	528,254	526,040
Other intangible assets, net	357,100	383,812
Restricted cash and decontamination and decommissioning deposits	31,712	30,559
Other noncurrent assets	128,368	68,169

Total assets	$1,550,712	$1,624,950

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,954	$1,557
Accounts payable	89,513	155,663
Accrued expenses and other current liabilities	171,070	233,588
Deferred income taxes	2,067	1,402
Unearned revenues	33,103	43,733

Total current liabilities	298,707	435,943
Long-term debt, less current portion	563,803	605,410
Pension liability	104,897	44,540
Facility and equipment decontamination and decommissioning liabilities	65,904	69,543
Deferred income taxes	41,385	53,504
Other noncurrent liabilities	7,197	10,619

Total liabilities	1,081,893	1,219,559

Minority interests	1,033	68

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,305,674 and 88,303,500 shares issued and outstanding in 2008 and 2007, respectively	883	883
Additional paid-in capital	482,042	471,075
Accumulated other comprehensive income (loss)	4,895	(1,429)
Capital deficiency	(20,034)	(65,206)

Total stockholders' equity	467,786	405,323

Total liabilities and stockholders' equity	$1,550,712	$1,624,950

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Revenues	$1,791,631	$1,092,613	$427,103
Cost of revenues	1,544,438	896,086	235,867

Gross profit	247,193	196,527	191,236
Selling, general and administrative expenses	129,430	121,948	101,262

Income from operations	117,763	74,579	89,974
Interest expense	(44,595)	(75,432)	(68,566)
Other income (expenses), net	(5,556)	3,364	3,113

Income before income taxes and minority interests	67,612	2,511	24,521
Minority interests	1,333	92	—
Income tax expense	21,098	11,318	(2,342)

Net income (loss)	$45,181	$(8,899)	$26,863

Net income (loss) per share—see note 13:
Basic	$0.51	$(0.79)

Diluted	$0.51	$(0.79)

Shares used to calculate net income (loss) per share:
Basic	88,303,779	11,274,422
Diluted	88,311,231	11,274,422
Pro forma net income per share—see note 13:
Basic		$0.02	$0.20

Diluted		$0.02	$0.20

Shares used to calculate pro forma net income per share:
Basic		76,747,573	75,150,000
Diluted		77,155,949	75,150,000
Cash dividends declared per common share	$0.10	$—	$—

Comprehensive income (loss):
Net income (loss)	$45,181	$(8,899)	$26,863
Foreign currency translation adjustment	7,447	(182)	(49)
Change in unrecognized actuarial loss	(1,123)	(1,198)	—

Comprehensive income (loss)	$51,505	$(10,279)	$26,814

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Changes in Stockholders'/Member's Equity (Deficit)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Stockholders' Additional Paid-in Capital
				Member's Paid-in Capital		Capital Deficiency	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2005	—	$—	$—	$—	$—	$(69,529)	$(69,529)
Net income	—	—	—	—	—	26,863	26,863
Capital contribution	—	—	—	175,000	—	—	175,000
Equity-based compensation	—	—	—	21,419	—	—	21,419
Distributions to member	—	—	—	—	—	(4,724)	(4,724)
Foreign currency translation	—	—	—	—	(49)	—	(49)

Balance at December 31, 2006	—	—	—	196,419	(49)	(47,390)	148,980
Net loss	—	—	—	—	—	(8,899)	(8,899)
Equity-based compensation	—	—	1,839	2,512	—	—	4,351
Distributions to member	—	—	—	—	—	(8,917)	(8,917)
Issuance of common stock:
Shares issued for redemption of member's equity	75,150,000	752	198,179	(198,931)	—	—	—
Shares issued for cash, net of issuance costs	13,153,500	131	271,011	—	—	—	271,142
Shares issued to charitable organizations	2,000	—	46	—	—	—	46
Change in unrecognized actuarial loss	—	—	—	—	(1,198)	—	(1,198)
Foreign currency translation	—	—	—	—	(182)	—	(182)

Balance at December 31, 2007	88,305,500	883	471,075	—	(1,429)	(65,206)	405,323
Net income						45,181	45,181
Capital contribution	—	—	10,000	—	—	—	10,000
Equity-based compensation	—	—	9,844	—	—	—	9,844
Dividend distributions	—	—	(8,831)	—	—	(9)	(8,840)
Reversal of shares issued to charitable organization	(2,000)	—	(46)	—	—	—	(46)
Vesting of restricted stock	2,174	—	—	—	—	—	—
Change in unrecognized actuarial loss	—	—	—	—	(1,123)	—	(1,123)
Foreign currency translation	—	—	—	—	7,447	—	7,447

Balance at December 31, 2008	88,305,674	$883	$482,042	$—	$4,895	$(20,034)	$467,786

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$45,181	$(8,899)	$26,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	1,333	92	—
Depreciation and amortization	46,424	43,230	28,628
Equity-based compensation expense	9,844	4,351	21,419
Foreign currency transaction loss	16,234	—	—
Deferred income taxes	(8,739)	8,657	(124)
Write-off of debt financing fees and debt discount	—	4,242	8,889
Amortization of debt financing fees and debt discount	3,552	3,472	1,738
Loss on disposal of property, plant and equipment	1,262	832	108
Unrealized loss on derivative contracts	782	600	363
Changes in operating assets and liabilities:
Accounts receivable	101,327	19,907	8,717
Costs and estimated earnings in excess of billings on uncompleted contracts	(18,198)	18,231	7,264
Income tax receivable	20,626	(13,145)	(10,192)
Inventories	(649)	556	5,166
Prepaid expenses and other current assets	(32,102)	15,769	509
Accounts payable	(38,727)	28,202	2,558
Accrued expenses and other current liabilities	(37,894)	(12,289)	(30,696)
Unearned revenues	(10,492)	(6,191)	7,922
Facility and equipment decontamination and decommissioning liabilities	1,608	1,366	2,183
Restricted cash and decontamination and decommissioning deposits	2,110	38,099	(9,182)
Other noncurrent assets	(88,116)	(1,819)	(1,137)
Other noncurrent liabilities	87,743	7,533	(1,240)

Net cash provided by operating activities	103,109	152,796	69,756

Cash flows from investing activities
Purchases of businesses, net of cash acquired	—	(199,105)	(447,912)
Purchases of property, plant and equipment	(26,629)	(13,312)	(23,910)
Purchases of intangible assets	(680)	—	—
Proceeds from disposition of property, plant and equipment	33	579	58

Net cash used in investing activities	(27,276)	(211,838)	(471,764)

Cash flows from financing activities
Repayments of long-term debt	(40,210)	(354,200)	(558,833)
Borrowings of long-term debt	—	200,000	770,000
Net borrowings (repayments) under revolving credit facility	—	(3,000)	3,000
Dividends/distributions to stockholders/member	(8,831)	(8,917)	(4,724)
Distributions to minority interests partners	(850)	—
Capital contributions	—	—	175,000
Proceeds from issuance of common stock, net of issuance costs	—	271,142	—
Settlement of derivative contracts	5,232	—	—
Repayments of capital lease obligations	(1,533)	(1,327)	(328)
Debt financing fees	(6,434)	(11,764)	(12,264)

Net cash provided by (used in) financing activities	(52,626)	91,934	371,851

Effect of exchange rate on cash	(11,125)	(1,167)	—

Net increase (decrease) in cash and cash equivalents	12,082	31,725	(30,157)
Cash and cash equivalents, beginning of period	36,366	4,641	34,798

Cash and cash equivalents, end of period	$48,448	$36,366	$4,641

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements

(1) Description of Business

        Envirocare of Utah, Inc. (predecessor) was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the predecessor converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC ("ENV Holdings"). In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC ("we," "our," "EnergySolutions" or the "Company"). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the Decontamination and Decommissioning ("D&D") division of Scientech, LLC ("Scientech") in October 2005, BNG America, LLC ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. ("Safeguard") in December 2006, Parallax, Inc. ("Parallax") in January 2007, Reactor Sites Management Company Limited ("RSMC") in June 2007, NUKEM Corporation ("NUKEM") in July 2007, and Monserco Limited ("Monserco") in December 2007. The operations of such acquisitions are included in our results of operations from the date of acquisition.

        We provide our services through four segments: Federal Services ("FS"); Commercial Services ("CS"); Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our acquisition of RSMC in June 2007, as described more fully in Note 3, significantly expanded our international capabilities. Prior to our acquisitions of RSMC in 2007 and Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment in connection with our acquisition of RSMC. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the UK.

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

        On July 30, 2008, we completed a secondary public offering of 35 million shares of common stock offered by ENV Holdings, as selling stockholder. The underwriters of the offering subsequently exercised their over-allotment option and purchased 5.25 million additional shares of our common stock from ENV Holdings. Following completion of these transactions, ENV Holdings owned approximately 16.7% of our outstanding shares of common stock. We did not receive any proceeds

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(1) Description of Business (Continued)

from the sale of shares by ENV Holdings and recognized expenses of $1.8 million for the year ended December 31, 2008.

        On February 13, 2009, ENV Holdings LLC completed a distribution of all of our shares to its members on a pro rata basis for no consideration. As a result, ENV Holdings is no longer the beneficial owner, directly or indirectly, of any shares of our common stock.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries and joint ventures in which we have a controlling interest. Investments in joint ventures over which we exercise significant influence but in which we do not exercise control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. On March 14, 2008 and November 1, 2007, we obtained a majority of voting interest in two of our joint ventures and began to consolidate their operations as of the respective dates.

(b) Cash and Cash Equivalents

        We consider all cash on deposit, money market accounts, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

        Restricted cash at December 31, 2007 consisted of $4.0 million of cash held relating to certain operations of RSMC which ceased prior to our acquisition. This cash is repayable under contract to the NDA. A corresponding liability was included in accrued expenses and other current liabilities for $4.0 million as of December 31, 2007. During the year ended December 31, 2008, the restricted funds were paid to the NDA.

(c) Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of accounts receivable, net of the allowance for doubtful accounts, represents estimated net realizable value. The allowance for doubtful accounts is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. We generally do not require collateral for accounts receivable; however, we regularly review all accounts receivable balances and assess the collectibility of those balances. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote. We have an allowance for doubtful accounts of $1.4 million and $1.6 million as of December 31, 2008 and 2007, respectively.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(d) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Unearned Revenues

        Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenues that have not been billed. Unearned revenues represent amounts billed and collected for which revenues have not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We recognize a rate reserve for an anticipated liability resulting from the difference between estimated billing rates and actual rates on certain contracts with the federal government. This liability will be settled based upon the completion of audits of the actual rates by the applicable federal government audit agency. As of December 31, 2008 and 2007, respectively, we have total net rate reserves of $4.1 million and $8.0 million.

        Retainage represents amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 31, 2008 and 2007, respectively, we have retainage balances of $10.3 million and $5.1 million, of which $7.4 million and $3.2 million are current and are included in prepaid expense and other current assets in the consolidated balance sheets. As of December 31, 2008 and 2007, respectively, $2.9 million and $1.9 million of retainage balances that are considered long term and are included in other noncurrent assets in our consolidated balance sheets.

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

        Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Years
Buildings, building improvements and land improvements	5 to 31
Computer hardware and software	1 to 7
Furniture and fixtures	5 to 7
Machinery and equipment	5 to 10
Trucks and vehicles	5 to 15

        We capitalize costs associated with the construction of disposal cells such as excavation, liner construction and drainage systems construction, as well as the asset retirement obligation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. These costs are depreciated over the capacity of the individual cells based on a per unit basis as landfill airspace is consumed.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization of property, plant and equipment is $18.1 million, $19.1 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred. We have capitalized $3.3 million of software costs during the year ended December 31, 2008 relating to an enterprise resource planning software implementation in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We will continue to capitalize costs as incurred related to the software implementation and will begin amortization upon completion of the project, which is anticipated to occur during 2010.

(g) Impairment of Long-Lived Assets

        Long-lived assets such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of carrying amount over the fair value of the asset, primarily determined based on future discounted cash flows.

(h) Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment annually or when indicators of impairment exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable (see Note 6).

        Goodwill is tested at the reporting unit level at least annually for impairment and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets, requires a two-step impairment test. In the first step, we determine the fair value of the reporting unit using a discounted cash flow valuation model and compare the fair value to the reporting unit's carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered to be impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of the reporting unit's goodwill is compared to the carrying value. The implied fair value of the reporting unit's goodwill is determined as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to the excess.

(i) Facility and Equipment Decontamination and Decommissioning Liabilities

        SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be capitalized as part of the carrying amount of the long-lived asset when the obligation arises (typically when the asset is either placed in service or when the asset first becomes contaminated by radioactive materials).

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

        Costs for the decontamination and decommissioning of our facilities and equipment will generally be paid upon the closure of these facilities or the disposal of this equipment. We are obligated under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the "Atlantic Waste Compact Act") for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (Barnwell Closure). Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell Closure obligation, which limits our obligation to the amount of the trust fund.

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

(j) Self-Insurance and Recoveries

        We have retained a portion of the financial risk related to our employee health insurance plan. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated by considering pending claims and historical trends and data. The estimated liability associated with settling unpaid claims is $1.3 million and $2.1 million as of December 31, 2008 and 2007, respectively, and is included in accrued expenses and other current liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as other current assets or other

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

long-term assets when management believes that the receipt of such amounts is probable. As of December 31, 2008 and 2007, we did not have any expected insurance recoveries.

(k) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt and in foreign currency rates in relation to our US dollar denominated intercompany loan with our United Kingdom subsidiary. See Note 11 for further discussion of derivative financial instruments.

        As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all derivatives at fair value on the balance sheets as either an asset or a liability. We do not meet the hedge criteria for our existing derivatives; therefore, changes in the fair value of our derivatives are included in other income.

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

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Federal and Commercial Contracts for Services

        We have contracts to provide engineering and technical support services to the United States federal government and its agencies, the United Kingdom Nuclear Decommissioning Authority and to commercial companies. Our services are provided under cost-reimbursable award or incentive-fee, fixed-price and unit-rate contracts. The following describes our policies for these contract types:

        Cost-reimbursable award or incentive-fee contracts—We are reimbursed for allowable costs in accordance with Cost Accounting Standards ("CAS") or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or CAS, we may not be able to obtain reimbursement for such costs. We earn award and incentive fees in addition to cost reimbursements if we meet certain contract provisions, including schedule, budget, and safety milestones. Monthly assessments are made to measure the amount of revenues earned in accordance with established contract provisions. We receive award and incentive fees on certain contracts, which are accrued when estimable and collection is reasonably assured.

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

        Accounting for revenues earned under our contracts may require assessments that include an estimate of the amount that has been earned on the contract and are usually based on the volumes that have been processed or disposed, milestones reached or the time that has elapsed under the contract. Each of our contracts is unique with regard to scope, schedule and delivery methodology. Accordingly, each contract is reviewed to determine the most reliable measure of completion for revenue recognition purposes. Input measures such as costs incurred to total contract costs are used only when there are no quantifiable output measures available.

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

        For the years ended December 31, 2008, 2007 and 2006, revenues calculated using a cost-to-cost approach were $75.4 million, $68.6 million and $36.3 million, respectively.

        Revisions to revenues, costs and profit estimates or measurements of the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Contracts typically provide for billings on a monthly basis or based on contract milestones. Costs and estimated earnings in excess of billings on uncompleted contracts represent

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

amounts recognized as revenues that have not yet been billed. Unearned revenues represent amounts billed and collected for which revenues have not yet been recognized.

Change Orders and Requests for Equitable Adjustment ("REAs")

        We record contract claims and pending change orders, including REAs, when the work has been performed and collection of revenues is reasonably assured, which generally is when they are accepted in writing by the customer. The costs to perform the work related to these claims and pending change orders, including REAs, are included in the financial statements in the period that they are incurred and are included in our estimates of contract profitability.

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

(n) Advertising Costs

        We expense advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2008, 2007 and 2006, we incurred $4.2 million, $4.2 million and $4.3 million, respectively, in advertising expenses.

(o) Income Taxes

        Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company's results of operations. Accordingly, prior to that time we had not previously provided for federal income taxes related to our results of operations, except to the extent of operations in our subsidiaries that are corporations. Because we previously generated taxable income, we included in distributions to our member amounts sufficient to facilitate the payment of tax liabilities arising from EnergySolutions, LLC's income. EnergySolutions, Inc. is a "C" corporation and, as such, we are subject to federal and state corporate income taxes.

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

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that companies recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for us on January 1, 2007, with any cumulative effect of change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on our financial condition or results of operations.

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

Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of a subsidiary is reported and disclosed in the controlling

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. Management is still evaluating the impact of the adoption of SFAS No. 160 on our consolidated joint ventures but we do not expect it to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We do not expect the provisions of this statement to have a material impact on our financial condition or results of operations.

(q) Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) proportion of completion on long-term contracts, (ii) the costs to close and monitor our landfill and D&D facilities and equipment, (iii) recovery of long-lived assets, including goodwill, (iv) costs for unpaid claims and associated expenses related to employee health insurance, (v) the determination of rate reserve provisions, (vi) provision for a valuation allowance on deferred tax assets, (vii) contingencies and litigation and (viii) stock price volatility and expected forfeiture rates for stock option valuation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

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

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(s) Reclassifications

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to 2008, we included letter of credit interest in cost of revenues and selling, general and administrative expenses. During 2008, we reclassified these amounts from operating expenses to interest expense in the accompanying consolidated statements of operations. Accordingly, gross profit and income from operations were increased by $2.3 million and $2.7 million, respectively, for the year ended December 31, 2007 as a result of this reclassification. The reclassification had no impact on gross profit or income from operations for the year ended December 31, 2006. There was no impact on pre-tax income or (loss) or net income for any of these periods as a result of this reclassification.

(t) Income (Loss) Per Share

        Following our corporate reorganization, which occurred in connection with the completion of our initial public offering on November 20, 2007, we began conducting our business through EnergySolutions, Inc., a newly formed corporation and holding company. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to outstanding stock option awards and are determined using the treasury stock method.

        Historical net income (loss) per share was not presented for the year ended December 31, 2006 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

(u) Unaudited Pro Forma Income (Loss) Per Share

        The unaudited pro forma net income (loss) per share reflects the effects related to our reorganization from a limited liability company to a "C" corporation, the issuance of our common stock in connection with our initial public offering and an assumed effective tax rate of 38%.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions

        On December 21, 2007, we acquired all of the issued and outstanding shares of common stock of Monserco for approximately $2.9 million in cash, including transaction costs. Monserco is a commercial supplier of radiation services in Canada, providing radioactive waste management and radiological services involving the use of radioactive materials. Goodwill recognized for this acquisition as of December 31, 2008 was $2.6 million and was assigned to the LP&D segment. The results of operations for Monserco are included in our results of operations from December 21, 2007.

        On July 9, 2007, we acquired all of the issued and outstanding shares of common stock of NUKEM for approximately $5.5 million in cash, including transaction costs. NUKEM is a nuclear services company that provides technology-based solutions to the nuclear industry in North America, Spain and South Korea. Goodwill recognized for this acquisition as of December 31, 2008 was $1.1 million and was assigned to the CS segment. The results of operations for NUKEM are included in our results of operations from July 9, 2007.

        On June 26, 2007, we acquired all of the issued and outstanding shares of common stock of RSMC for approximately $184.8 million in cash, including transaction costs of $1.9 million. RSMC, through its subsidiaries Magnox North Limited and Magnox South Limited, holds the contracts and licenses to operate and decommission 10 nuclear sites with 22 reactors in the UK on behalf of the NDA, the government body responsible for the clean up and decommissioning of the UK nuclear sites. A significant portion of our workforce in the United Kingdom is unionized, and we have annual agreements that cover most of the RSMC employees, which are negotiated in conjunction with the NDA. We recognized customer relationship intangible assets of approximately $109.9 million and goodwill of approximately $53.4 million as of December 31, 2008. Intangible assets will be amortized over their estimated weighted average useful lives of 12 years. These intangible assets and goodwill were assigned to the International segment. The results of operations for RSMC are included in our results of operations from June 26, 2007.

        On January 17, 2007, we acquired all of the issued and outstanding shares of common stock of Parallax for approximately $15.3 million in cash, including transaction costs. Parallax is a nuclear services firm, based in Maryland, with approximately 150 employees and offices in New Mexico, Ohio, Tennessee, Nevada and South Carolina. The acquisition includes Parallax's 49% equity interest in LATA/Parallax Portsmouth, LLC, a New Mexico limited liability company. Goodwill recognized for this acquisition as of December 31, 2008 was $12.2 million and was assigned to the FS segment. The results of operations for Parallax are included in our results of operations from January 17, 2007.

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

        The determination of the final purchase price is subject to potential adjustments related to income taxes in accordance with the Emerging Issues Task Force Issue No. 93-7, Uncertainties Related to Income

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

Taxes in a Purchase Business Combination, which could impact the purchase price allocations discussed in the aforementioned paragraphs.

        The acquisition of RSMC was deemed to be material. The following table summarizes the fair value of the assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date.

RSMC
(in thousands of dollars)
Assets acquired:
Cash and cash equivalents	$8,567
Restricted cash, current	3,998
Accounts receivable, net of allowance for doubtful accounts	292,940
Prepaid expenses and other current assets	16,284
Goodwill	48,937
Other intangible assets	109,934
Other assets	65,760

Total assets acquired	546,420

Liabilities assumed:
Accounts payable	103,288
Accrued expenses and other current liabilities	163,870
Pension liability	62,762
Deferred income taxes	31,681

Total liabilities assumed	361,601

Net assets acquired	$184,819

        The following unaudited pro forma consolidated results of operations include the results of RSMC for the year ended December 31, 2007, assuming that the acquisition was completed on January 1, 2007. The results of Parallax, Nukem and Monserco prior to the date of acquisition are not material.

2007
(in thousands of dollars)
Revenues	$1,804,626
Net income	13,004
Unaudited pro forma net income per share:
Basic	$1.15
Diluted	1.11

        The pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(4) Inventories

        Inventories consist of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(in thousands of dollars)
Parts and supplies	$517	$892
Work in process	3,050	2,904
Finished goods	7,651	7,055

	$11,218	$10,851

(5) Property, Plant and Equipment

        Property, plant and equipment consist of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(in thousands of dollars)
Land and land improvements	$25,319	$24,899
Buildings and improvements	31,293	30,659
Computer hardware and software	9,672	5,080
Landfill	28,261	30,451
Furniture and fixtures	3,960	3,853
Machinery and equipment	61,942	51,030
Trucks and vehicles	7,452	6,553
Leasehold improvements	4,230	1,686
Capital leases	4,913	4,957
Construction in progress	10,520	8,235

	187,562	167,403
Less accumulated depreciation and amortization	73,541	56,715

	$114,021	$110,688

(6) Goodwill and Other Intangible Assets

        As of December 31, 2007, we had recorded $526.0 million of goodwill related to the acquisitions of Envirocare, Scientech, Duratek, BNGA, Safeguard, Parallax, RSMC, Nukem and Monserco. During 2008, we recorded additional goodwill of $2.3 million related to certain income tax uncertainties in connection with the purchased entities. This goodwill was tested for impairment as of March 31, 2008 and we concluded that no impairment had occurred. Due to possible indicators of impairment related to the decline in the overall global economic environment, we performed an interim impairment test as of December 31, 2008 and concluded the fair value of each reporting unit exceeded its carrying value; thus, no impairment was recognized.

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Other Intangible Assets (Continued)

are not subject to amortization. Other intangible assets as of December 31, 2008 and 2007 consist of the following:

		As of December 31, 2008			As of December 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands of dollars)
Permits	20 to 25	$239,059	$(36,995)	$202,064	$238,200	$(27,159)	$211,041
Customer relationships and non-compete agreements	1 to 12	183,466	(38,979)	144,487	183,466	(22,006)	161,460
Technology	9 to 10	14,479	(3,930)	10,549	13,800	(2,489)	11,311

		$437,004	$(79,904)	$357,100	$435,466	$(51,654)	$383,812

        Aggregate amortization expense for amortizing intangible assets was $28.3 million, $24.1 million and $16.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated annual amortization expense for each of the next five years is as follows:

	2009	2010	2011	2012	2013
	(in thousands of dollars)
Estimated annual amortization expense	$27,814	$27,649	$27,629	$27,628	$27,471

(7) Senior Credit Facilities

        On June 7, 2006, we entered into a five-year, $75.0 million revolving credit facility, seven-year, $770.0 million term loan facilities and a seven-year, $25.0 million synthetic letter of credit facility. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $19.7 million were issued as of December 31, 2008. The credit agreements governing these facilities were amended on February 9, 2007 to increase the size of the synthetic letter of credit facility from $25.0 million to $100.0 million, of which $100.0 million was issued as of December 31, 2008.

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

        Borrowings under the credit facilities bear interest at a base rate (the greater of the Prime Rate or 0.5% higher than the Federal Funds Rate) plus an applicable margin or, at our option, the London Interbank Offered Rates ("LIBOR"), adjusted for the Eurodollar reserve percentage, plus an applicable margin. The applicable margin for base rate and LIBOR loans is 2.25%. As of December 31, 2008 and 2007, the interest rate of borrowings under the term loan facility was 4.14% and 7.1%, respectively.

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

cash flow for the quarter and our leverage ratio as defined in the credit agreements. As of December 31, 2008, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $3.0 million due within the next 12 months. The outstanding principal of the seven-year term loans must be repaid by June 7, 2013.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of consolidated funded debt, first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as December 31, 2008, we are required to maintain a maximum leverage ratio and a first lien leverage ratio of 4.50 and 4.00, respectively, and minimum cash interest coverage ratio of 2.50. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of December 31, 2008, our total leverage, first lien leverage and interest coverage ratios were 3.20, 3.20 and 4.30, respectively. The credit agreements also contain annual capital expenditure limitations. For fiscal years 2008 and 2007, the credit agreements required us to limit capital expenditures to $45.0 million and $30.0 million, respectively. Capital expenditures for the years ended December 31, 2008 and 2007 were $26.6 million and $13.3 million, respectively. As of December 31, 2008, we were in compliance with all of the covenants under our credit agreements.

        The obligations under the credit facilities are secured by substantially all of our assets and guaranteed by each of our existing and subsequently acquired or organized domestic subsidiaries.

        During the years ended December 31, 2008 and 2007, we made principal repayments totaling $40.2 million and $354.2 million, respectively, on the outstanding term loans. Subsequent to December 31, 2008, we made an optional prepayment of $10.0 million. During the years ended December 31, 2008, 2007 and 2006, we made cash interest payments of $41.3 million, $68.9 million and $64.2 million, respectively.

        The following table summarizes the aggregate maturities of our long-term debt as of December 31, 2008 (in thousands of dollars):

Year ending December 31,
2009	$2,954
2010	5,949
2011	5,949
2012	5,949
2013	545,956

$566,757

Amendment Agreements

        On December 11, 2007, we, through our subsidiary ZionSolutions, entered into an agreement with Exelon (the "Zion Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(7) Senior Credit Facilities (Continued)

        Upon completion of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station.

        The parties agreed to enter into various other agreements to ensure the performance of the obligations of ZionSolutions under its contracts to complete the required decommissioning and other work. In particular, we have agreed to execute a Credit Support Agreement pursuant to which we will deliver a letter of credit in the face amount of $200.0 million, which will be held by Exelon. The occurrence of specified events of default would allow Exelon to draw upon the letter of credit.

        In anticipation of the closing of this transaction, on July 16, 2008, we and our subsidiary, Duratek, entered into Amendment Agreements with our lenders under the current credit facilities. The Amendment Agreements provide that the existing credit agreements shall be amended and restated in their entirety upon satisfaction of certain conditions including the closing of the transaction with Exelon.

        The amended and restated credit facilities were sought (a) to allow us to provide for a new letter of credit facility in the aggregate principal amount of $200.0 million (the "Zion letter of credit facility") pursuant to the Zion Agreement and (b) to return the existing synthetic letters of credit facility deposits and make term letter of credit facility loans in the aggregate principal amount of $100.0 million for which we have agreed to maintain restricted cash equal to the amount of the facility. The new term letter of credit facility and the restricted cash amount will be reflected on our consolidated balance sheet.

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

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent to closing, including those related to approval for the transactions contemplated by the Zion Agreement. During the year ended December 31, 2008, we have paid fees of approximately $6.4 million to the lenders to obtain the Amendment Agreements, which are being amortized over the remaining term of the credit facilities. In addition, once we have closed the Zion agreement and the Zion letter of credit is issued, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over one year, which is the term of the Zion letter of credit facility.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(8) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(in thousands of dollars)
Accrued project costs	$89,377	$99,957
Salaries and related expenses	44,918	35,165
VAT and other sales taxes payable	1,219	32,528
Vendor payables not yet invoiced	6,284	20,950
Due to State of South Carolina	7,951	17,044
Waste taxes and fees payable	4,378	6,990
Transportation and demurrage	4,409	5,792
Other accrued expenses	12,534	15,162

	$171,070	$233,588

(9) Facility and Equipment Decontamination and Decommissioning

        Our facility and equipment decontamination and decommissioning liabilities consist of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(in thousands of dollars)
Facilities and equipment ARO—Clive, UT	$24,134	$26,102
Facilities and equipment ARO—other	22,716	22,123

Total facilities and equipment ARO	46,850	48,225
Barnwell Closure	19,054	21,318

	$65,904	$69,543

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

	Inflation Rate	Credit-Adjusted Risk-Free Discount Rate
December 31, 2008	4.26%	4.57% - 8.82%
December 31, 2007	2.29%	4.57% - 8.82%

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(9) Facility and Equipment Decontamination and Decommissioning (Continued)

        Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations. The following is a reconciliation of our facility and equipment ARO for 2008 and 2007:

	2008	2007
	(in thousands of dollars)
Beginning balance	$48,225	$61,942
Balance acquired from acquisitions	—	1,729
Accretion expense	1,608	1,390
Liabilities incurred during the year	299	1,305
Liabilities settled during the year	(155)	—
ARO estimate adjustments	(3,127)	(18,141)

Balance at December 31	$46,850	$48,225

        The $3.1 million decrease in the 2008 ARO estimate is primarily due to an update of industry specific labor rates. The $18.1 million decrease in the 2007 ARO estimate is primarily due to an increase in the estimated useful life for the Clive landfill partially offset by a reduction in the estimated disposal cost for contaminated waste.

        We are required to deposit cash relating to our D&D obligation in the form of a restricted cash account, a deposit in escrow or in a trust fund. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations relating to our Clive, Utah facility. Accordingly, we have noncurrent restricted cash of $2.1 million and $461,000 as of December 31, 2008 and 2007, respectively, included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. In addition, we have purchased insurance policies to fund our obligation to clean and remediate our Tennessee facilities and equipment. One of these policies requires us to place a cash deposit in escrow. The cash deposit in escrow was $10.6 million and $8.8 million as of December 31, 2008 and 2007, respectively. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of December 31, 2008 and 2007 was $19.1 million and $21.3 million, respectively, included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets.

        Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not affect the amount of our D&D liabilities as calculated under SFAS No. 143 because they do not extinguish our D&D liabilities.

(10) Minority Interests

        Effective November 1, 2007, we obtained majority voting rights for one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from November 1, 2007. Additionally, effective March 14, 2008, we obtained majority voting rights for another one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. We record minority interest income which

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(10) Minority Interests (Continued)

reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors' share of cash generated by operations are recorded as a reduction in minority interests. Minority interest earnings included in our net income was $1.3 million for the year ended December 31, 2008. Minority interest earnings included in our net loss was $92,000 for the year ended December 31, 2007. Distributions to minority interest shareholders were $850,000 for the year ended December 31, 2008.

(11) Derivative Financial Instruments

        In accordance with the terms of our credit facilities, we entered into an interest rate swap agreement with an effective date of July 1, 2005, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. This interest rate swap agreement is not designated as an accounting hedge. The contract's notional amount was $588.0 million at inception and declined each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the original credit agreement and, subsequently, the existing senior credit facilities. The contract terminated on October 1, 2008.

        On December 18, 2008, we entered into a new interest rate swap agreement with a notional amount of $200.0 million. The fair value of the contract was a liability of $261,000 as of December 31, 2008, which is included in other noncurrent liabilities in the accompanying balance sheets. The fair value of the expired contract was a liability of $600,000 as of December 31, 2007, which is included in other current liabilities in the accompanying balance sheets. We realized losses related to the expired contract in the amount of $2.8 million during the year ended December 31, 2008. Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net, and resulted in a net loss of $2.5 million, $741,000 and a net gain of $644,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We do not use interest rate derivatives for trading or speculative purposes.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. During the years ended December 31, 2008 and 2007, we recognized losses of $16.1 million and gains of $840,000, respectively, in other income (expenses) net, in the accompanying consolidated statements of operations. We had no foreign currency gains or losses for the year ended December 31, 2006. We have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our US dollar denominated intercompany loan with our United Kingdom subsidiary. This foreign currency derivative contract is not designated as an accounting hedge. As of December 31, 2008, the fair value of the derivative was a liability of $521,000, which is included in other current liabilities in the accompanying balance sheets. We realized net gains of $8.1 million related to our foreign currency derivative contracts for the year ended December 31, 2008. Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net and resulted in a net gain of $7.5 million and a net loss of $447,000 for the years ended December 31, 2008 and 2007, respectively. We had no foreign currency derivative contracts for the year ended December 31, 2006.

(12) Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(12) Fair Value Measurements (Continued)

use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. In accordance with this staff position, we adopted the provisions of SFAS No. 157 that became effective at the beginning of fiscal year 2008 with respect to financial assets and liabilities, which did not have an impact on our financial position, results of operations or cash flows. We will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009, which is not expected to have a material impact on our financial position, results of operations or cash flows.

        The carrying value of accounts receivable, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities. As of December 31, 2008 and 2007 we had outstanding term loans of $566.8 million and $607.0 million with fair values of approximately $430.7 million and $588.0 million, respectively.

        As of December 31, 2008, we had no assets or liabilities considered to be Level 1 or Level 3. The following table discloses the Level 2 fair value of our interest rate and foreign currency derivative contracts outstanding at December 31, 2008 that are included in accrued expenses and other current liabilities and other noncurrent liabilities in the accompanying balance sheets:

December 31, 2008
(in thousands of dollars)
Liabilities
Fair value of derivative contracts—short term	$521
Fair value of derivative contracts—long term	261

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(13) Income (Loss) Per Share

        The following table sets forth the calculations of basic and diluted net income (loss) per share:

	2008 Historical	2007 Historical	2007 Unaudited Pro forma(1)	2006 Unaudited Pro forma(1)
	(in thousands of dollars, except per share information)
Basic:
Net income (loss)	$45,181	$(8,899)	$1,465	$15,203

Weighted average common shares	88,303,779	11,274,422	76,747,573	75,150,000

Basic net income (loss) per share	$0.51	$(0.79)	$0.02	$0.20

Diluted:
Net income (loss)	$45,181	$(8,899)	$1,465	$15,203

Weighted average common shares	88,303,779	11,274,422	76,747,573	75,150,000
Potential common stock from
restricted shares and stock options	7,452	—	408,376	—

Weighted average common shares—diluted	88,311,231	11,274,422	77,155,949	75,150,000

Diluted net income (loss) per share	$0.51	$(0.79)	$0.02	$0.20

(1)
Unaudited pro forma net income (loss) per share for the years ended December 31, 2007 and 2006 are adjusted to reflect (i) income tax expense on our operations of $955,000 and $9.3 million, respectively, assuming our conversion to a "C" corporation had occurred on January 1 of each year and assumes an effective tax rate of 38% and (ii) common stock outstanding for each year assuming our reorganization from a limited liability company to a "C" corporation occurred on January 1 of each year.

        For the years ended December 31, 2008 and 2007, respectively, there were 5.6 million and 5.7 million potentially dilutive securities excluded from the diluted net income (loss) per share calculation as they were anti-dilutive.

(14) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in ENV Holdings in consideration for services rendered during the vesting period. These units do not represent ownership in ENV Holdings but rather these units entitle the holders to distributions from ENV Holdings if a distribution is paid. There were several classes of units granted and each successive class carries a lower priority on distributions. Certain units vest immediately upon grant and others vest over periods up to three years. We estimated the fair value at grant date of the units issued using both a market and an income approach and recorded compensation expense of $648,000, $2.7 million and $21.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, which represents the portion of the fair value of these units that vested in those periods. At December 31, 2008 there was unrecognized compensation expense related to profit interests of $308,000 which will be recognized in 2009.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

Stock Options

        In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant stock options to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option plan of $9.1 million and $1.6 million during the year ended December 31, 2008 and 2007, respectively. At December 31, 2008, there were 4,774,411 shares available for future issuance under our stock option plan.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during 2008 and 2007 were as follows:

	2008	2007
Expected life of option (years)	3.75	2.5 to 3.75
Risk-free interest rate	2.0% to 3.1%	3.8% to 3.9%
Expected volatility	35%	35%
Expected dividend yield	0.40% to 1.00%	0.43%

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

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

        A summary of stock option activity for the years ended December 31, 2008 and 2007 is presented below:

	Options	Weighted average excercise price	Weighted average remaining life (years)	Aggregate intrinsic value
				(in thousands of dollars)
Outstanding, December 31, 2006	—	$—	—	$—
Granted	5,727,560	23.00	4.9	22,853
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding, December 31, 2007	5,727,560	23.00	4.9	22,853
Granted	191,300	22.21	4.3	—
Exercised	—	—	—	—
Forfeited or expired	293,430	22.78	3.9	—

Outstanding, December 31, 2008	5,625,430	$22.34	3.9	$—

Options vested and expected to vest, December 31, 2008	5,326,974	$22.34	3.9	$—

Options exercisable, December 31, 2008	1,432,773	$23.00	3.9	$—

        As of December 31, 2008, we had $26.6 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.9 years. The weighted average grant date fair value of options granted during 2008 and 2007 was $6.42 and $7.09, respectively. No options were exercised during 2008 or 2007.

Other Stock-Based Compensation

        A summary of non-vested restricted stock activity for the years ended December 31, 2008 and 2007 is presented below:

	Shares	Weighted average grant-date fair value
Non-vested shares, December 31, 2006	—	$—
Granted	6,522	23.00
Vested	—	—
Forfeited	—	—

Non-vested shares, December 31, 2007	6,522	23.00
Granted	33,637	6.47
Vested	2,174	23.00
Forfeited	—	—

Non-vested shares, December 31, 2008	37,985	$9.15

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

        As of December 31, 2008, there was $0.3 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.5 years.

(15) Income Taxes

        Prior to the completion of our initial public offering on November 20, 2007, our operations consisted of both an LLC, which is not taxed as a separate entity, and corporate subsidiaries, that are subject to taxation under the provisions of the Internal Revenue Code. Concurrent with the completion of our initial public offering, we began doing business as EnergySolutions, Inc., a taxable corporate entity. Income taxes for the year ended December 31, 2008 and 2007 consist of the following:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands of dollars)
Current:
Federal	$11,499	$(1,110)	$(2,603)
State	2,748	(163)	385
Foreign	15,590	3,934	—

	29,837	2,661	(2,218)

Deferred
Federal	1,310	8,826	381
State	(933)	1,114	(505)
Foreign	(9,116)	(1,283)	—

	(8,739)	8,657	(124)

	$21,098	$11,318	$(2,342)

        Income taxes are reconciled to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

	2008	2007	2006
	(in thousands of dollars)
Federal income taxes at statutory rate	$23,198	$847	$11,236
State income taxes, net of federal tax benefit	1,180	618	(120)
UK research and development credit	(4,987)	—	—
Foreign tax rate differential	(892)	—	—
Excess compensation	2,134	—	—
Non-taxable entities	—	(289)	(13,724)
Change in valuation allowance	196	768	467
Change in taxable status of LLC	—	9,942	—
Other	269	(568)	(201)

	$21,098	$11,318	$(2,342)

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 consist of the following:

	December 31, 2008	December 31, 2007
	(in thousands of dollars)
Deferred tax assets—current:
Accrued compensation	$3,600	$2,548
Accrued rate and contract reserves	—	3,222
Inventory capitalized costs	220	192
Accrued expenses	8,224	4,513
Allowance for bad debt	536	212
Net operating loss carryforwards	226	352
Other	287	492

Deferred tax assets—current	13,093	11,531
Valuation allowance	(464)	(991)

Deferred tax assets—current, net of valuation allowance	12,629	10,540
Deferred tax liabilities—current:
Prepaid expenses	(4,549)	(3,696)
Deferred revenue	(10,147)	(8,246)

Net deferred tax liabilities—current	$(2,067)	$(1,402)

Deferred tax assets—noncurrent:
Asset retirement obligations	$11,746	$11,215
Accrued rate and contract reserves	1,646	—
Stock compensation	3,465	—
AMT credit carryover	444	—
Operating rights	1,261	1,271
Net operating loss carryforwards	17,825	11,018
Other	2,763	685

Deferred tax assets—non current	39,150	24,189
Valuation allowance	(1,743)	(1,020)

Deferred tax assets—noncurrent, net of valuation allowance	37,407	23,169
Deferred tax liabilities—noncurrent:
Plant, equipment and intangible assets principally due to differences in depreciation and amortization	(76,028)	(74,075)
Acquisition costs	—	(814)
Partnership investments	(1,008)	(10)
Reclamation	(1,707)	(1,774)
Other	(49)	—

Net deferred tax liabilities—noncurrent	$(41,385)	$(53,504)

Total deferred tax assets	$50,036	$33,709

Total deferred tax liabilities	$93,488	$88,615

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        At December 31, 2008, net operating loss carryforwards were $46.2 million, including $17.8 million related to our UK operations and $0.6 million related to our Canadian operations. The net operating loss carryforwards expire at various dates through 2027.

        Under the Tax Reform Act of 1986, our ability to use our federal and state net operating loss carryforwards and federal and state credit carryforwards to reduce future taxable income and future taxes, respectively, is subject to restrictions attributable to equity transactions that have resulted in a change of ownership as defined in Internal Revenue Code Section 382. As a result, net operating loss carryforwards of $5.4 million as of December 31, 2008 are restricted under Section 382.

        Further, as a result of our various affiliated companies becoming part of a single consolidated filing group for federal income tax purposes, net operating loss carryforwards of $22.4 million will be subject to separate return loss year limitation rules. The realization of these losses in future years will be dependent on the taxable income of the subsidiary that generated the net operating loss carryforward.

        During the year ended December 31, 2008 and 2007, respectively, the tax benefits associated with the realization of $407,000 and $1.8 million of net operating loss carryforwards was credited to goodwill as a result of adjustments to deferred taxes of acquired companies.

        In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have determined a valuation allowance is necessary of $2.2 million and $2.0 million as of December 31, 2008 and 2007, respectively. The net change in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 was an increase of $196,000, $768,000, and $467,000, respectively. In future periods, $1.5 million of the valuation allowance will reduce goodwill when realized.

        We paid income taxes of $22.7 million, $3.9 million and $8.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

        As of December 31, 2008, we have not made a provision for U.S. income taxes on unremitted earnings of our international subsidiaries. These earnings are intended to be permanently reinvested outside the U.S.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        On January 1, 2007, we adopted FIN 48. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$313
Gross additions based on tax positions related to the current year	563

Gross unrecognized tax benefits at December 31, 2007	876
Gross additions based on tax positions related to the current year	30

Gross unrecognized tax benefits at December 31, 2008	$906

        As shown in the table above, at December 31, 2008, we had $906,000 of unrecognized tax benefits, of which $593,000 may impact our annual effective tax rate in future years.

        We recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended December 31, 2008, we accrued $5,000 of interest and penalties as a component of income tax expense. For the year ended December 31, 2007, we had not paid nor accrued interest or penalties as a component of income tax expense.

        We file income tax returns with the Internal Revenue Service and various state and international jurisdictions. For jurisdictions in which tax filings are prepared, with few exceptions, we are no longer subject to income tax examinations by local, state and U.S. federal tax authorities for years prior to 2004 and prior to 2001 for international jurisdictions. There were no federal income tax audits in progress or concluded during 2008. We have been notified that the Internal Revenue Service will be auditing the income tax returns of Duratek for the tax periods ended December 31, 2004 and 2005 and June 6, 2006 and the income tax returns of Savannah River Corporation, a subsidiary of BNGA, for the tax periods ended March 31, 2006, December 31, 2006 and November 15, 2007. The examinations are scheduled to begin in the first quarter of 2009.

        We expect that our unrecognized tax benefits could continue to change due to the expiration of statutes of limitation in the next 12 months and the settlement of audits of the income tax returns of Duratek and Savannah River Corporation. However, we do not anticipate any such changes to have a significant impact on our results of operations, financial position or cash flows in the next twelve months.

(16) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International. Prior to our acquisitions of RSMC in 2007 and Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment. Goodwill and long-lived assets that were previously reported in other segments were reclassified to this new segment as appropriate. We evaluate the segments' operating results to measure performance.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting and Business Concentrations (Continued)

        The following table presents segment information as of and for the years ended December 31, 2008, 2007 and 2006:

	As of and for the Year Ended December 31, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$271,820	$107,198	$246,810	$1,165,803	$—	$1,791,631
Income (loss) from operations	29,583	25,825	87,893	56,669	(82,207)	117,763
Depreciation and amortization expense	406	1,941	21,511	9,460	13,106	46,424
Goodwill	143,514	90,129	233,193	61,418	—	528,254
Other long-lived assets(2)	34,104	22,455	232,433	97,074	85,055	471,121
Purchases of property, plant and equipment	4,543	735	9,905	660	10,786	26,629
Total assets(3)	281,263	149,804	568,734	340,003	210,908	1,550,712

	As of and for the Year Ended December 31, 2007
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$151,355	$137,378	$262,801	$541,079	$—	$1,092,613
Income (loss) from operations	31,077	20,082	100,311	2,930	(79,821)	74,579
Depreciation and amortization expense	376	789	23,892	4,713	13,460	43,230
Goodwill	143,138	90,994	232,745	59,163	—	526,040
Other long-lived assets(2)	32,960	28,982	253,321	105,942	73,295	494,500
Purchases of property, plant and equipment	—	1,560	4,296	498	6,958	13,312
Total assets(3)	202,756	164,721	592,968	490,081	174,424	1,624,950

	As of and for the Year Ended December 31, 2006
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$79,941	$54,137	$293,025	$—	$—	$427,103
Income (loss) from operations	20,634	7,092	144,251	—	(82,003)	89,974
Depreciation and amortization expense	347	362	23,100	—	4,819	28,628
Goodwill	132,201	98,358	231,830	—	—	462,389
Other long-lived assets(2)	36,371	51,593	256,609	—	80,498	425,071
Purchase of property, plant and equipment	735	539	22,300	—	336	23,910
Total assets(3)	129,753	200,011	668,221	—	159,220	1,157,205

(1)
Intersegment revenues have been eliminated for the years ended December 31, 2008, 2007 and 2006. Intersegment revenues were $5.2 million for the year ended December 31, 2008 and were immaterial for the years ended December 31, 2007 and 2006. Revenues by segment represent revenues earned based on third-party billing to customers.

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

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting and Business Concentrations (Continued)

        Our revenues and long-lived assets by geographic region as of and for the year ended December 31, 2008, 2007 and 2006 are as follows (in thousands of dollars):

As of and for the Year Ended December 31,	United States	United Kingdom	Other	Total
2008
Revenues from external customers	$600,273	$1,165,803	25,555	$1,791,631
Property, plant and equipment, net	112,982	882	157	114,021
2007
Revenues from external customers	529,550	541,079	21,984	1,092,613
Property, plant and equipment, net	109,897	591	200	110,688
2006
Revenues from external customers	419,354	620	7,129	427,103
Property, plant and equipment, net	128,612	233	—	128,845

(17) Customer Concentrations

        Our International segment derives its revenues primarily through contracts with the NDA. For the years ended December 31, 2008 and 2007, respectively, 64.8% and 48.6% of our revenues were from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2008 and 2007 were $115.0 million and $273.7 million, respectively.

        We have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenues from DOE contractors and subcontractors represented approximately 11.2%, 16.7% and 47.9% of consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2008 were $45.6 million and $42.0 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on completed contracts relating to DOE contractors and subcontractors at December 31, 2007 were $31.3 million and $17.0 million, respectively.

(18) Commitments and Contingencies

(a)   Leases and Other Contractual Obligations

        We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $12.2 million, $14.7 million and $11.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next three years. As of December 31, 2008 and 2007,

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

the gross amount of property, plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31, 2008	December 31, 2007
	(in thousands of dollars)
Computer equipment	$3,913	$4,133
Machinery and equipment	668	492
Trucks and vehicles	332	332

	4,913	4,957
Less accumulated amortization	1,783	1,084

	$3,130	$3,873

        Amortization of assets held under capital leases is included with depreciation and amortization expense.

        The following is a schedule of future minimum annual lease payments for all operating and capital leases and annual payments for other contractual obligations with initial or remaining lease terms greater than one year as of December 31, 2008:

Year ending December 31,	Operating	Capital	Other Contractual Obligations
	(in thousands of dollars)
2009	$10,605	$1,501	$2,500
2010	6,848	484	2,500
2011	5,764	21	2,500
2012	5,569	—	2,500
2013	3,786	—	2,500
Thereafter	5,490	—	5,000

Future minimum lease payments	$38,062	2,006	$17,500

Less portion representing interest		99
Less current portion of capital lease obligations		1,396

Long-term portion of capital lease obligations		$511

        The current portion of the capital lease obligations is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligations is included in other noncurrent liabilities in our consolidated balance sheets.

        During the years ended December 31, 2008 and 2007, respectively, we entered into $155,000 and $2.5 million of capital leases.

(b)   Letters of Credit/Insurance Surety

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

assurance and other obligations. As of December 31, 2008 and 2007, respectively, we had $100.0 million and $99.9 million of letters of credit issued under our senior credit facilities. As of December 31, 2008 and 2007, respectively, we had $2.6 million and $26.3 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2008 and 2007, the closure and post-closure state regulatory requirements for our facilities were $150.8 million and $125.8 million, respectively, which amount is not determined on the same basis as the asset retirement obligation calculated under SFAS No. 143.

(c)   Legal Proceedings

        We have engaged in discussions with Sogin, SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. Our pending license application with the Nuclear Regulatory Commission ("NRC") to import material from Italy, to process it at our facility in Tennessee and to dispose of the residual material at our Clive facility in Utah has generated local and national expressions of opposition. We believe our license application is consistent with all applicable laws and regulations and with past practices. Moreover, the Italian material—metals, paper and clothing—is the same type of material that we handle routinely from the domestic nuclear industry.

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

        We intend to vigorously prosecute our declaratory judgment action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative during fiscal 2009.

        In addition, we are subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our consolidated financial position, operating results and cash flows.

(19) Employee Benefit Plans

        During 2006, we participated in various defined contribution 401(k) plans that covered substantially all full-time employees. The plans were subject to the provisions of the Employee Retirement Income Security Act of 1974. We provided for a match under the applicable plans. Participants vested in our contributions ratably over 4 years. As of January 1, 2007, we combined all previous plans into a new plan. Under the new plan, employees become eligible to participate immediately upon employment but are not eligible for a company match until one year of employment is completed. We match 50% of the first 6% of a participant's deferred contribution. In addition, we may at our discretion contribute an additional 1% of a participant's deferred contribution. Employee contributions are fully vested immediately. Our contributions vest ratably over 4 years. We contributed $2.3 million, $2.3 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        On March 14, 2008, we obtained majority voting rights for another one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. The joint venture sponsors a defined contribution plan for its eligible employees. The plan provides for matching employer contributions of 100% up to 4% of employee compensation. Additionally, the plan provides for an additional employer contribution for employees who are not eligible to participate in the joint venture's defined benefit pension plan ranging from 2.5% to 5.8% of employee compensation. Contributions to the plan totaled approximately $502,000 for the period from March 14, 2008 to December 31, 2008.

The Electricity Supply Pension Scheme ("ESPS")

        In connection with our acquisition of RSMC on June 26, 2007, we began providing a pension plan for the benefit of approximately 60 RSMC employees in the United Kingdom (the "RSMC Plan"). The RSMC Plan is funded by contributions from the employees and EnergySolutions. In addition, under the

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

terms of our contract with the NDA, EnergySolutions, through RSMC, took over the management of the Magnox North and Magnox South pension plans (the "Magnox Plan"), which provides pension benefits to a majority of the 3,000 employees under management in the United Kingdom. The Magnox Plan is funded by contributions from the employees and the NDA. The two plans are separate sections of an overall industry scheme, the Electricity Supply Pension Scheme ("ESPS").

        As part of the reorganization of the UK nuclear industry by the UK Government, the NDA assumed responsibility to fund all employer pension contributions, including any deficit (and obtained the benefit of any surplus), to the Magnox Plan. In order to reflect these arrangements, these financial statements include an amount recoverable from the NDA, included within other noncurrent assets in an amount equal to the recorded Magnox section liability, net of tax, with a corresponding credit to revenue since the charges are allowable costs under our cost-plus contract with the NDA, offsetting a portion of the after-tax pension charges. The amount of the credit for the years ended December 31, 2008 and 2007, respectively, was $95.4 million and $51.6 million. No amount was included in our financial statements in periods prior to our acquisition of RSMC in June 2007. The amount payable to the NDA, due to our overfunded status, was $93.5 million at December 31, 2008 and is included in pension liabilities. The amount recoverable from the NDA, due to our underfunded status, was $46.3 million at December 31, 2007 and is included in other noncurrent assets.

        The following table sets forth a reconciliation of the pension plans' beginning and ending balances of the benefit obligation for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands of dollars)
Changes in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,449,737	$—
Acquisitions	—	3,389,094
Service cost	48,606	25,812
Interest cost	181,251	95,931
Member contributions	13,914	7,398
Termination benefits	7,235	5,691
Benefits paid	(146,374)	(78,859)
Actuarial loss	(275,865)	65,363
Currency translation	(912,200)	(60,693)

Projected benefit obligation at end of year	$2,366,304	$3,449,737

        The termination costs relate to early retirement benefits provided to employees who have left service involuntarily before normal retirement age and have been granted an unreduced early retirement pension. These are contractual termination benefits required under the plans' rules.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        The following table sets forth a reconciliation of the plans' beginning and ending balances of the fair value of plan assets for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands of dollars)
Changes in plan assets:
Fair value at beginning of period	$3,405,197	$—
Acquisitions	—	3,325,275
Actual return on plan assets	9,461	186,192
Company contributions	104,632	19,410
Employee contributions	13,914	7,398
Termination benefits	7,235	5,691
Benefits paid	(146,374)	(78,859)
Currency translation	(934,228)	(59,910)

Fair value of plan assets at end of year	$2,459,837	$3,405,197

Overfunded (underfunded) status at end of year	$93,533	$(44,540)

        Related amounts included in the consolidated balance sheets as of December 31, 2008 and 2007 consist of noncurrent pension assets of $93.5 million, which is included in other noncurrent assets, and noncurrent pension liabilities of $44.5 million, respectively.

        Net periodic benefit costs for the years ended December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(in thousands of dollars)
Service cost	$48,606	$25,812
Interest cost	181,251	95,931
Expected return on plan assets	(189,599)	(106,703)
Termination benefits	7,235	5,691

	$47,493	$20,731

        Weighted average assumptions used to determine benefit obligations as of December 31, 2008 and 2007 were as follows:

	2008	2007
Discount rate	6.0%	5.8%
Expected rates of return on plan assets	4.8% - 6.6%	6.5% - 7.6%
Rate of compensation increase	4.0% - 4.5%	4.4% - 4.9%

        Our overall expected long-term rate of return on assets is 4.8% to 6.6%. The overall expected long-term rate of return is based on our view of the expected long-term rates of return of each major asset category taking into account the proportions of assets held in each category at the relevant reporting date. The expected rate of return for equities was determined by adding a long-term equity risk premium to a risk-free rate. The equity risk premium reflects our view of expected long-term

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

returns on equities in excess of the risk-free rate, taking into account historic returns and current market conditions. The expected return on debt securities is based upon an analysis of current yields on portfolios of similar quality and duration.

        At December 31, 2008 and 2007, the pension assets were invested as follows:

	December 31, 2008	December 31, 2007
Asset category:
Equities	16.7%	23.4%
Bonds	76.9%	68.5%
Real Estate	5.4%	7.0%
Other	1.0%	1.1%

	100.0%	100.0%

        Our investment policy is set by the Trustees of the pension plans, after consultation with the employer. The investment policy and appointed investment managers are reviewed regularly by a subset of the trustees who form an Investment Committee, reporting to the full trustee body. Independent investment advice is obtained by the Investment Committee. The investment policy considers the timing and nature of future cash flows, as well as the risk characteristics of both the liabilities and the assets held. The investment objective is to maximize returns subject to there being sufficient assets and cash flow available to pay members' benefits as and when they are due.

        The Trustees have a policy of cash management to ensure that sufficient liquid funds are available when divestments are required to meet benefit payment obligations as they become payable.

        We expect $49.9 million to be contributed to our defined benefit pension plans in 2009, most of which will be reimbursed by the NDA. Actuarial losses expected to be recognized as a component of net periodic pension costs in 2008 are not material. Estimated benefit plan payments for the five years following 2008 and the subsequent five years aggregated, excluding amounts recoverable from the NDA, are as follows (in thousands of dollars):

Year ending December 31,
2009	$117,135
2010	120,031
2011	123,072
2012	126,112
2013	129,297
2014 - 2018	696,585

$1,312,232

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the DOE because we are not responsible for the current or future funded status of these plans.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(20) License Stewardship Program

        On December 11, 2007, we, through our subsidiary ZionSolutions, entered into an agreement with Exelon to dismantle Exelon's Zion nuclear facility located in Zion, Illinois, which ceased operation in 1998. Upon completion of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer from Exelon to ZionSolutions.

        Due to the financial crisis that has impacted the United States and world markets, the Zion Station decommissioning trust fund balance, a significant portion of which is invested in the stock market, has declined. On October 14, 2008, we announced that we intend to defer the transfer of the Zion Station assets until we reaffirm that there is sufficient value in the Zion decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. Pursuant to the agreement, we have until December 31, 2009 to close the transaction.

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of December 31, 2008, we have incurred costs of $12.4 million that have been deferred until the closing of the transaction. Since we believe that the closing of this transaction before December 31, 2009 is still probable, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken steps to reduce the monthly project costs including terminating of certain employees, transferring employees to other projects and terminating certain subcontracts and lease agreements. Any costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated.

(21) Related Party Transactions

LLC Agreement

        Prior to our initial public offering, ENV Holdings entered into a limited liability company operating agreement (the "LLC Agreement"), which governed our operations. Under the LLC Agreement, ENV Holdings was our sole member and owned all of the outstanding membership interests. ENV Holdings created a board of managers of six persons to manage our company and our business affairs, and ENV Holdings had sole authority to designate each of the members of the board of managers. These agreements were terminated in connection with the completion of our initial public offering on November 20, 2007.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements (Continued)

(21) Related Party Transactions (Continued)

        Distributions were made by us to ENV Holdings at such times and in such amounts as were determined in ENV Holdings' sole discretion. During the years ended December 31, 2007 and 2006 we made distributions of $8.9 million and $4.7 million, respectively, to ENV Holdings.

        During the year ended December 31, 2008, ENV Holdings committed to contribute $10.0 million to us for the sole purpose of compensating certain of our employees, as specified by ENV Holdings, for their contributions to our growth since ENV Holdings' initial investment us in January 2005. As a result, we recorded compensation expense and additional paid-in capital of $10.0 million during the year ended December 31, 2008.

        Included in other current assets as of December 31, 2008 and 2007 is a receivable from ENV Holdings of $10.0 million and $1.0 million, respectively.

Advisory Services Agreements

        On January 31, 2005, we entered into three separate advisory service agreements with Goldberg Lindsay & Co. LLC ("Goldberg Lindsay"), an affiliate of Lindsay Goldberg & Bessemer, Peterson Capital Inc. ("Peterson Capital"), an affiliate of Peterson Partners, and Creamer Investments, Inc. ("Creamer Investments"), an affiliate of our Chief Executive Officer, R Steve Creamer and our Vice Chairman, J.I. Everest, II. Each advisory services agreement includes indemnification provisions by us in favor of ENV Holdings and its affiliates. Pursuant to these respective advisory services agreements, Goldberg Lindsay, Peterson Capital and Creamer Investments each agreed to provide us with financial advisory, monitoring and oversight services.

        We incurred fees to Goldberg Lindsay of $2.0 million for management advisory services for each of the years ended December 31, 2007 and 2006. We incurred fees to Peterson Capital of $350,000 for management advisory services for each of the years ended December 31, 2007 and 2006. We incurred fees to Creamer Investments of $100,000 for management advisory services for each of the years ended December 31, 2007 and 2006. These advisory service agreements were terminated on November 20, 2007 in conjunction with the completion of our public offering.

        In addition, for the year ended December 31, 2006, we paid fees to Goldberg Lindsay and Peterson Capital $5.0 million and $382,000, respectively, for advisory services related to our acquisition of Duratek.