Form 10-Q
period 2009-03-31
EnergySolutions, Inc.
filed 2009-05-08
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2009, 88,305,674 shares of registrant's common stock were outstanding.

 ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2009

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(in thousands of dollars)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,933	$48,448
Accounts receivable, net of allowance for doubtful accounts	321,507	213,037
Costs and estimated earnings in excess of billings on uncompleted contracts	68,027	59,545
Income tax receivable	5,592	5,537
Inventories	12,230	11,218
Prepaid expenses	17,528	19,109
Other current assets	21,127	34,363

Total current assets	476,944	391,257
Property, plant and equipment, net	113,558	114,021
Goodwill	528,254	528,254
Other intangible assets, net	350,519	357,100
Restricted cash and decontamination and decommissioning deposits	30,092	31,712
Other noncurrent assets	136,854	128,368

Total assets	$1,636,221	$1,550,712

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$3,213	$2,954
Accounts payable	115,312	89,513
Accrued expenses and other current liabilities	225,898	177,439
Deferred income taxes	2,068	2,067
Unearned revenues	28,989	26,734

Total current liabilities	375,480	298,707
Long-term debt, less current portion	553,544	563,803
Pension liability	115,648	104,897
Facility and equipment decontamination and decommissioning liabilities	64,648	65,904
Deferred income taxes	41,658	41,385
Other noncurrent liabilities	4,746	7,197

Total liabilities	1,155,724	1,081,893

Commitments and contingencies
EnergySolutions stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,305,674 shares issued and outstanding	883	883
Additional paid-in capital	482,562	482,042
Accumulated other comprehensive income	7,958	4,895
Capital deficiency	(11,897)	(20,034)

Total EnergySolutions stockholders' equity	479,506	467,786
Noncontrolling interests	991	1,033

Total equity	480,497	468,819

Total liabilities and equity	$1,636,221	$1,550,712

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2009 and 2008

(in thousands of dollars, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$437,109	$501,753
Cost of revenues	386,511	428,220

Gross profit	50,598	73,533
Selling, general and administrative expenses	30,779	28,262

Income from operations	19,819	45,271
Interest expense	(7,956)	(12,538)
Other income (expenses), net	733	(2,061)

Income before income taxes and noncontrolling interests	12,596	30,672
Income tax expense	(4,274)	(11,184)

Net income	8,322	19,488
Less: Net income attributable to noncontrolling interests	(195)	(195)

Net income attributable to EnergySolutions	$8,127	$19,293

Net income attributable to EnergySolutions per share—see note 8:
Basic	$0.09	$0.22

Diluted	$0.09	$0.22

Shares used to calculate net income attributable to EnergySolutions per share:
Basic	88,305,674	88,303,500
Diluted	88,337,242	88,310,022
Cash dividends declared per common share	$0.025	$0.025

Comprehensive income:
Net income	$8,322	$19,488
Foreign currency translation adjustment	965	204
Change in unrecognized actuarial gain (loss)	2,098	(2,113)

Comprehensive income	11,385	17,579
Comprehensive income attributable to noncontrolling interests	(195)	(195)

Comprehensive income attributable to EnergySolutions	$11,190	$17,384

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(in thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income attributable to EnergySolutions	$8,127	$19,293
Adjustments to reconcile net income attributable to EnergySolutions to net cash provided by operating activities:
Net income attributable to noncontrolling interests	195	195
Depreciation and amortization	11,651	11,818
Equity-based compensation expense	2,727	2,551
Foreign currency transaction loss	762	475
Deferred income taxes	2,307	1,229
Amortization of debt financing fees	1,033	717
Loss on disposal of property, plant and equipment	1	124
Unrealized (gain) loss on derivative contracts	(38)	2,842
Changes in operating assets and liabilities:
Accounts receivable	(111,936)	(3,244)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,483)	(33,497)
Income tax receivable	(55)	6,131
Inventories	(1,011)	(903)
Prepaid expenses and other current assets	17,248	(7,722)
Accounts payable	27,375	(17,882)
Accrued expenses and other current liabilities	57,255	32,885
Unearned revenues	(4,110)	7,051
Facility and equipment decontamination and decommissioning liabilities	369	393
Restricted cash and decontamination and decommissioning deposits	(6)	2,248
Other noncurrent assets	(11,662)	(11,982)
Other noncurrent liabilities	9,883	13,417

Net cash provided by operating activities	1,632	26,139

Cash flows from investing activities
Purchases of property, plant and equipment	(4,195)	(1,280)
Purchases of intangible assets	(372)	—

Net cash used in investing activities	(4,567)	(1,280)

Cash flows from financing activities
Repayments of long-term debt	(10,000)	(20,000)
Dividends to stockholders	(2,208)	(2,208)
Distributions to noncontrolling interests partners	(228)	(131)
Repayments of capital lease obligations	(353)	(396)

Net cash used in financing activities	(12,789)	(22,735)

Effect of exchange rate on cash	(1,791)	(404)

Net increase (decrease) in cash and cash equivalents	(17,515)	1,720
Cash and cash equivalents, beginning of period	48,448	36,366

Cash and cash equivalents, end of period	$30,933	$38,086

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Description of Business

        EnergySolutions, Inc. ("we," "our," "EnergySolutions" or the "Company") is a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D"), logistics, transportation, processing and disposal. We derive almost 100% of our revenues from the provision of nuclear services.

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("UK") to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that can be expected for the full year.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Basis of Presentation (Continued)

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have consolidated their operations in our consolidated financial statements. We recorded the noncontrolling interests, which reflects the portion of the earnings of operations which are applicable to other noncontrolling partners.

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to the fourth quarter of 2008, we included letter of credit interest in cost of revenues and selling, general and administrative expenses. During the fourth quarter of 2008, we reclassified these amounts from operating expenses to interest expense in the accompanying condensed consolidated statements of operations. Accordingly, for the three months ended March 31, 2008, gross profit and income from operations were increased by $550,000 and $878,000, respectively, as a result of this reclassification. We have also reclassified $6.4 million from unearned revenues to accrued expenses and other current liabilities to conform to the current year presentation.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of a subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. Pursuant to the transition provisions of SFAS No. 160, we adopted the statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Pursuant to the transition provisions of the statement, we adopted SFAS No. 161 on January 1, 2009. The required disclosures are presented in Note 7 on a prospective basis. SFAS No. 161 does not impact the consolidated financial results as it is disclosure-only in nature.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) Recent Accounting Pronouncements (Continued)

in valuation allowances or uncertain tax positions related to acquired businesses. Pursuant to the transition provisions of the statement, we adopted SFAS No. 141(R) on January 1, 2009 and it does not impact the consolidated financial results as we had no acquisitions during the three months ended March 31, 2009.

Accounting Pronouncements Issued But Not Yet Effective

        In April 2009, the FASB issued three new FASB Staff Positions (FSPs) all of which impact the accounting and disclosure related to certain financial instruments. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, "Recognition of Other-Than-Temporary Impairment" (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. All three FSPs are required to be adopted for interim periods ending after June 15, 2009. We do not expect adoption of these staff positions to have a material impact on our financial position, results of operations or cash flows.

(4) Inventories

        Inventories consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands of dollars)
Parts and supplies	$407	$517
Work in process	—	3,050
Finished goods	11,823	7,651

	$12,230	$11,218

(5) Senior Credit Facilities

        Our credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, and a total of $770.0 million in term loan facilities, which mature on June 7, 2013, and a $100.0 million synthetic letter of credit facility, which expires on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $14.9 million were issued as of March 31, 2009. The synthetic letter of credit facility had $100.0 million issued as of March 31, 2009.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) Senior Credit Facilities (Continued)

        Borrowings under the credit facilities bear interest at a base rate (the greater of the Prime Rate or 0.5% higher than the Federal Funds Rate) plus an applicable margin or, at our option, the London Interbank Offered Rates ("LIBOR"), adjusted for the Eurodollar reserve percentage, plus an applicable margin. The applicable margin for base rate and LIBOR loans is 2.25%. As of March 31, 2009 and 2008, the interest rate of borrowings under the term loan facilities was 4.15% and 7.1%, respectively.

        According to the terms of the credit agreements, at the end of each calendar quarter, we are required to make scheduled repayments of the term loans of $1.5 million, adjusted for optional prepayments made. In addition to the scheduled repayments, we may be required to make mandatory quarterly repayments, to be applied to the principal balance of the term loan, the amounts of which are dependent on our excess cash flow for the quarter and our leverage ratio as defined in the credit agreements. As of March 31, 2009, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $3.2 million due within the next 12 months. The outstanding principal of the term loan facilities must be repaid by June 7, 2013.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of total consolidated indebtedness and first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as of March 31, 2009, we are required to maintain a maximum leverage ratio and a maximum first lien leverage ratio of 4.25 and 3.75, respectively, and minimum cash interest coverage ratio of 2.50. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of March 31, 2009, our total leverage, first lien leverage and interest coverage ratios were 3.36, 3.36 and 5.18, respectively. The credit agreements also contain annual capital expenditure limitations. For fiscal year 2009, the credit agreements require us to limit capital expenditures to $45.0 million. Capital expenditures for the three months ended March 31, 2009 were $4.2 million. As of March 31, 2009, we were in compliance with all of the covenants under our credit agreements.

        The obligations under the credit facilities are secured by substantially all of our assets and guaranteed by each of our existing and subsequently acquired or organized domestic subsidiaries.

        During the three months ended March 31, 2009 and 2008, we made principal repayments totaling $10.0 million and $20.0 million, respectively, on the outstanding term loan facilities. During the three months ended March 31, 2009 and 2008, we made cash interest payments of $876,000 and $11.8 million, respectively.

Amendment Agreements

        On December 11, 2007, we, through our subsidiary ZionSolutions, entered into an agreement with Exelon (the "Zion Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998.

        Upon completion of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) Senior Credit Facilities (Continued)

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

        In anticipation of the closing of this transaction, on July 16, 2008, we and our subsidiary, Duratek, Inc. ("Duratek"), entered into Amendment Agreements with our lenders under the current credit facilities. The Amendment Agreements provide that the existing credit agreements shall be amended and restated in their entirety upon satisfaction of certain conditions including the closing of the transaction with Exelon.

        The amended and restated credit facilities were sought (a) to allow us to provide for a new letter of credit facility in the aggregate principal amount of $200.0 million (the "Zion letter of credit facility") pursuant to the Zion Agreement and (b) to return the existing synthetic letters of credit facility deposits and make term letter of credit facility loans in the aggregate principal amount of $100.0 million for which we have agreed to maintain restricted cash equal to the amount of the facility. The new term letter of credit facility and the restricted cash amount will be reflected on our consolidated balance sheet when they are effective concurrent with completing the transaction with Exelon.

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

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent to closing, including those related to approval for the transactions contemplated by the Zion Agreement. In July 2008, we paid fees of approximately $6.4 million to the lenders to obtain the Amendment Agreements, which are being amortized over the remaining term of the credit facilities. In addition, once we have closed the Zion agreement and the Zion letter of credit is issued, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over one year, which is the term of the Zion letter of credit facility.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Partial Deferral of the Effective Date of Statement 157, which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In accordance with this staff position, we adopted the provisions of SFAS No. 157 that became effective at the beginning of fiscal year 2008 with respect to financial assets and liabilities, which did not have an impact on our financial position, results of operations or cash flows. We adopted the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009, which did not have a material impact on our financial position, results of operations or cash flows.

        The carrying value of accounts receivable, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities. As of March 31, 2009 and December 31, 2008, we had outstanding term loans of $556.8 million and $566.8 million with fair values of approximately $490.0 million and $430.7 million, respectively.

        As of March 31, 2009 and December 31, 2008, we had no assets or liabilities considered to be Level 1 or Level 3. The following table discloses the Level 2 fair value of our interest rate and foreign currency derivative contracts outstanding at March 31, 2009 and December 31, 2008 that are included in other current assets, accrued expenses and other current liabilities and other noncurrent liabilities in the accompanying balance sheets:

	March 31, 2009	December 31, 2008
	(in thousands of dollars)	(in thousands of dollars)
Assets
Fair value of derivative contracts—short term	$158	$—
Liabilities
Fair value of derivative contracts—short term	—	521
Fair value of derivative contracts—long term	902	261

(7) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. As of March 31, 2009 and December 31, 2008, the fair value liability of the derivative contracts was $902,000 and $261,000, respectively, which is included in other

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) Derivative Financial Instruments (Continued)

noncurrent liabilities in the accompanying balance sheets. These contracts are not designated as accounting hedges. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net, and resulted in a net loss of $641,000 and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. We do not use interest rate derivatives for trading or speculative purposes.

        We have foreign currency exposure related to our operations in the UK as well as other foreign locations. During the three months ended March 31, 2009 and 2008, we recognized losses of $1.0 million and $817,000, respectively, in other income (expenses) net, in the accompanying consolidated statements of operations related to foreign currency gains or losses. We have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our UK subsidiary. This foreign currency derivative contract is not designated as an accounting hedge. As of March 31, 2009, the fair value of the derivative was $158,000, which is included in other current assets in the accompanying balance sheets. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net and resulted in a gain of $680,000 for the three months ended March 31, 2009. We had no foreign currency derivative contracts for the three months ended March 31, 2008.

(8) Net Income Per Share

        Basic net income per share is computed by dividing net income attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to outstanding stock option and non-vested restricted stock awards and are determined using the treasury stock method.

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income per share:

	For the Three Months Ended March 31,
	2009	2008
Weighted average common shares—basic	88,305,674	88,303,500
Potential common stock from restricted stock and stock options	31,568	6,522

Weighted average common shares—diluted	88,337,242	88,310,022

        For the three months ended March 31, 2009 and 2008, respectively, there were 7.5 million and 5.8 million potentially dilutive securities excluded from the diluted net income per share calculation as they were anti-dilutive.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in ENV Holdings LLC ("ENV Holdings"), formerly our parent, in consideration for services rendered during the vesting period. These units did not represent ownership in ENV Holdings but rather these units entitled the holders to distributions from ENV Holdings if a distribution was paid. There were several classes of units granted and each successive class carried a lower priority on distributions. Certain units vested immediately upon grant and others vested over periods up to three years. We estimated the fair value at grant date of the units issued using both a market and an income approach and recorded compensation expense of $308,000 and $281,000 for the three months ended March 31, 2009 and 2008, respectively, which represents the portion of the fair value of these units that vested in those periods. In February 2009, ENV Holdings liquidated and made a final distribution to its members at which time any unvested units vested and as of March 31, 2009, there was no unrecognized compensation expense related to the profit interest units.

Stock Options and Restricted Stock

        In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.4 million and $2.3 million during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we had $25.9 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.8 years. As of March 31, 2009, there was $3.0 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.2 years.

(10) Pension Plans

        Net periodic benefit costs for the three months ended March 31, 2009 and 2008 consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands of dollars)
Service cost	$7,766	$12,661
Interest cost	34,478	46,686
Expected return on plan assets	(29,122)	(52,027)

	$13,122	$7,320

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) Income Taxes

        We recognized income tax expense of $4.3 million and $11.2 million for the three months ended March 31, 2009 and 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 34.5% and 36.6%, respectively. During the three months ended March 31, 2009 and 2008, we made income tax payments of $5.5 million and $3.4 million, respectively.

        For the three months ended March 31, 2009 and 2008, we had no change in our unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. As of March 31, 2009 and December 31, 2008, we had $906,000 of unrecognized tax benefits, which may impact our annual effective tax rate in future years.

(12) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International. The following table presents segment information as of and for the three months ended March 31, 2009 and 2008:

	As of and for the Three Months Ended March 31, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$66,081	$21,724	$46,004	$303,300	$—	$437,109
Income (loss) from operations	5,615	3,178	11,763	18,509	(19,246)	19,819
Depreciation and amortization expense	224	361	5,413	2,376	3,277	11,651
Goodwill	143,514	90,129	233,193	61,418	—	528,254
Other long-lived assets(2)	34,579	21,129	227,621	94,707	86,041	464,077
Purchases of property, plant and equipment	3,517	202	(653)	22	1,107	4,195
Total assets(3)	283,664	149,436	558,115	461,658	183,348	1,636,221

	As of and for the Three Months Ended March 31, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
	(in thousands of dollars)
Revenues from external customers(1)	$44,587	$30,595	$54,115	$372,456	$—	$501,753
Income (loss) from operations	6,348	9,644	16,894	30,105	(17,720)	45,271
Depreciation and amortization expense	107	499	5,387	2,344	3,481	11,818
Goodwill	143,144	91,042	232,713	59,178	—	526,077
Other long-lived assets(2)	31,809	27,290	248,915	103,728	72,962	484,704
Purchase of property, plant and equipment	25	171	367	128	589	1,280
Total assets(3)	247,532	164,438	586,103	521,199	145,832	1,665,104

(1)
Intersegment revenues have been eliminated for the three months ended March 31, 2009 and 2008. Intersegment revenues were $3.2 million for the three months ended March 31, 2009 and were not material for the three months ended March 31, 2008. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Other long-lived assets include property, plant and equipment and other intangible assets.

(3)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Employee Termination Benefits

        An organizational review of our Magnox sites identified an opportunity to reduce the existing workforce, primarily at three of the sites—Dungeness, Sizewell and Chapelcross (the "Sites"). The Sites are in the process of defueling, which involves removing fuel from the reactor, loading it into flasks and transporting it for processing with a third party. The volume of fuel that can be processed is dependent on the third party reprocessing plant. Due to recent operational problems, the reprocessing plant has been, and will continue, struggling to handle the current volume of fuel from the Sites. As a result, defueling rates have decreased and fewer defueling staff are required at the Sites. In addition, decommissioning of the Magnox Berkeley site is relatively close to completion with only a few projects remaining. As such, activity at the Berkeley site is, and will continue for a number of years, to be very limited. Thus, the Berkeley site is overstaffed for the foreseeable future.

        As a result of the overstaffing at the four Magnox sites, we presented a termination plan to the NDA to terminate approximately 200 employees on a voluntary basis at these sites. The termination plan and employee termination benefits to be paid for the voluntary termination of these employees in accordance with the Magnox Lifetime Plan, an agreement among Magnox, the employees and the trade unions, were pre-approved by the NDA Expenditure Review Panel during the three months ended March 31, 2009. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA.

        For the three months ended March 31, 2009, in accordance with SFAS No. 112, Employers' Accounting for Postretirement Benefits, we have recognized expected employee termination benefits of $31.6 million, which are included in cost of revenues in the accompanying condensed consolidated statements of operations for our International Segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenues and a receivable from the NDA for the reimbursement of the employee termination benefits. Benefits are expected to be paid over the next 18 months.

        The following is a reconciliation of the beginning and ending liability balances (in thousands of dollars):

Beginning liability, December 31, 2008	$—
Employee termination benefits	31,638
Payments	—

Ending liability, March 31, 2009	$31,638

(14) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of March 31, 2009, we are not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results and cash flows.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) License Stewardship Program

        On December 11, 2007, we, through our subsidiary ZionSolutions, entered into an agreement with Exelon to dismantle Exelon's Zion nuclear facility located in Zion, Illinois, which ceased operation in 1998. Upon completion of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (the "License Transfer").

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

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of March 31, 2009 and December 31, 2008, we have incurred costs of $12.7 million and $12.4 million, respectively, which have been deferred until the closing of the transaction. Since we believe that the closing of this transaction before December 31, 2009 is still probable, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken steps to reduce the monthly project costs including the termination of certain employees, transferring employees to other projects and the termination of certain subcontracts and lease agreements. Any costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated.

        On May 4, 2009, the NRC issued an order approving the License Transfer subject to ZionSolutions satisfying the NRC that (i) the Zion letter of credit facility has been established, (ii) an irrevocable easement of disposal capacity of 7.5 million cubic feet has been established and (iii) the appropriate amount of insurance required of a licensee under the NRC's regulations has been obtained. If the License Transfer is not completed by May 4, 2010, the order approving the License Transfer expires; however, upon written application and for good cause shown, the expiration date may be extended by order of the NRC.

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

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-K filed February 27, 2009 and this report under "Item 1A—Risk Factors." Our SEC filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We provide our services through four segments: Federal Services, Commercial Services, Logistics, Processing and Disposal ("LP&D") and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and the U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, and our LP&D segment will coordinate to provide integrated services. Our International segment has contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("UK") to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Results of Operations

        The following table shows certain items from our income statements for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands of dollars)
Revenues:
Federal Services Segment	$66,081	$44,587
Commercial Services Segment	21,724	30,595
LP&D Segment	46,004	54,115
International Segment	303,300	372,456

Total revenues	437,109	501,753
Cost of revenues:
Federal Services Segment	57,112	36,471
Commercial Services Segment	16,778	19,015
LP&D Segment	32,018	34,537
International Segment	280,603	338,197

Total cost of revenues	386,511	428,220
Gross profit:
Federal Services Segment	8,969	8,116
Commercial Services Segment	4,946	11,580
LP&D Segment	13,986	19,578
International Segment	22,697	34,259

Total gross profit	50,598	73,533
Segment selling, general and administrative expenses:
Federal Services Segment	3,353	1,768
Commercial Services Segment	1,768	1,936
LP&D Segment	2,223	2,684
International Segment	4,189	4,154

Total segment selling, general and administrative expenses	11,533	10,542
Segment operating income:
Federal Services Segment	5,616	6,348
Commercial Services Segment	3,178	9,644
LP&D Segment	11,763	16,894
International Segment	18,508	30,105

Total segment operating income	39,065	62,991
Corporate selling, general and administrative expenses	19,246	17,720

Total income from operations	19,819	45,271
Interest expense	(7,956)	(12,538)
Other income (expenses), net	733	(2,061)

Income before income taxes and noncontrolling interests	12,596	30,672
Income tax expense	(4,274)	(11,184)

Income before noncontrolling interests	8,322	19,488
Net income attributable to noncontrolling interests	(195)	(195)

Net income	$8,127	$19,293

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $21.5 million and $20.6 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Gross profit increased $0.9 million while gross margin decreased to 13.6% for the three months ended March 31, 2009 from 18.2% for the three months ended March 31, 2008 primarily due to increased activity on lower margin contracts and decreased activity on higher margin contracts.

        On March 14, 2008 we obtained majority voting rights and began consolidating our Uranium Disposition Services, LLC ("UDS") joint venture. For the three months ended March 31, 2009, we reported a full quarter of activity for UDS resulting in increased revenues of $8.8 million and cost of revenues of $8.8 million. The low gross margin for UDS of 0.5% and 1.6% for the three months ended March 31, 2009 and 2008, respectively, resulted in no significant contribution to gross profit as a result of the consolidation.

        In June 2007, we were awarded a contract by the DOE to clean up the Atlas mill tailings near Moab, Utah. During the three months ended March 31, 2008, work on the contract was in the early stages. During the three months ended March 31, 2009, we performed significant work on the rail benches and increased excavation activities in preparation of transporting the mill tailings to the disposal cell. As a result, cost of revenues on the Moab contract increased $8.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The contract with the DOE allows for the reimbursement of costs plus a fee, resulting in increased revenues of $9.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Thus, gross profit on the Moab contract increased $0.9 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the recognition of award fee.

        Our business development efforts related to engineering and technology projects within Federal Services during 2008 have resulted in several project awards that have increased revenues by $8.9 million, cost of revenues by $6.9 million and gross profit by $2.0 million for the three months ended March 31, 2009 compared to March 31, 2008. In addition, our Parallax operations contributed additional revenues, cost of revenues and gross profit of $2.2 million, $1.7 million and $0.5 million, respectively, for the three months ended March 31, 2009 compared to March 31, 2008 as a result of new contract awards and increased volume on current contracts.

        These increases were offset, in part, by a collective decrease of revenues, cost of revenues and gross profit of $7.9 million, $5.3 million and $2.6 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 related to two contracts at the DOE Hanford site and our Savannah River site operations contract.

        Segment selling, general and administrative expenses in our Federal Services segment increased $1.6 million to $3.4 million for the three months ended March 31, 2009 from $1.8 million for the three months ended March 31, 2008. The increase is primarily attributable to increased consulting and business development costs due to work on several contract proposals during the first quarter of 2009.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment decreased $8.9 million and $2.2 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Gross profit decreased $6.6 million while gross margin decreased to 22.8% for the three months ended March 31, 2009 from 37.8% for the three months ended March 31, 2008 due primarily to the relative profitability of the major projects being performed in each period.

        Revenues and gross profit in our large components operations decreased $3.5 million and $2.7 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was primarily due to the substantial completion of two significant large components projects during the first quarter of 2008.

        Revenues and gross profit in our spent fuel operations decreased $3.4 million and $1.2 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was mostly attributable to the acceleration of work during the three months ended March 31, 2008 related to the closure of the Barnwell disposal site to states outside the Atlantic compact in July 2008.

        In addition, one of our large commercial engineering and technology waste container design and fabrication projects was completed in December 2008. This resulted in a decrease of revenues and gross profit of $4.3 million and $2.4 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

        These decreases were offset, in part, by increased revenues of $1.0 million in our commercial decommissioning services for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to increased activity on one of our major projects. Cost of revenues related to our commercial decommissioning services increased $1.7 million resulting in a decrease in gross profit of $0.7 million for the three months ended March 31, 2009 compared to March 31, 2008. This is due to lower margins on one of our major fixed price contracts for the three months ended March 31, 2009 as a result of increased complexity of the project increasing the cost of revenues.

        In addition, revenues in our liquid waste processing division increased $1.8 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to increased demand for liners. As a result, cost of revenues and gross profit increased $1.0 million and $0.8 million, respectively, for the three months ended March 31, 2009 compared to March 31, 2008.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $0.1 million to $1.8 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008. The decrease is primarily attributable to lower business development and license stewardship costs. All other segment selling, general and administrative expenses have remained stable.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment decreased $8.1 million and $2.5 million, respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Gross profit decreased $5.6 million while gross margin decreased to 30.4% for the three months ended March 31, 2009 from 36.2% for the three months ended March 31, 2008 due to decreased revenues.

        Revenues at our Clive, Utah facility decreased $10.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of decreased volumes of waste processed and disposed mostly due to the completion of two major large components projects during the first quarter of 2008. This decrease in revenues resulted in a decrease of cost of revenues of $1.6 million related to lower taxes, fees and equipment costs mostly attributable to the lower volumes of waste processed and disposed. The majority of costs at our Clive, Utah facility are fixed, resulting in a disproportionate decrease in cost of revenues when compared to revenues. As a result, gross profit decreased $8.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

        Revenues related to our transportation services decreased $1.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to lower shipments on major contracts. Cost of revenues related to our transportation services decreased $1.4 million due to lower shipments and additional reductions in operating and overhead costs, resulting in a $0.3 million increase in gross profit for the three months ended March 31, 2009.

        These decreases were offset, in part, by increased revenues of $3.8 million for the three months ended March 31, 2009 compared to March 31, 2008 at our Bear Creek, Tennessee facility as a result of increased receipts of waste and processing of backlog carried over from 2008 during the three months ended March 31, 2009. The majority of costs at our Bear Creek, Tennessee facility are fixed, resulting in a comparable increase in gross profit of $3.4 million when compared to revenues.

        Segment selling, general and administrative expenses in our LP&D segment decreased $0.5 million to $2.2 million for the three months ended March 31, 2009 from $2.7 million for the three months ended March 31, 2008. The decrease is mostly attributable to reduced labor costs, insurance expense, taxes and costs related to business development activities.

International Segment

        Revenues in our International segment decreased $69.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $32.5 million. However, this increase was offset by a $101.7 million decrease due to a decline in pound sterling exchange rates during the three months ended March 31, 2009 compared to the same period in 2008. Of the $32.5 million increase in revenues, our revenues from the Magnox contracts increased $35.1 million mostly due to increased reimbursable contract cost base. This increase was offset, in part, by decreased revenues of $2.6 million related to our other UK operations.

        Cost of revenues in our International segment decreased $57.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $34.7 million. However, this increase was offset by a $92.3 million decrease due to a decline in pound sterling exchange rates during the three months ended March 31, 2009 compared to the same period in 2008. Of the $34.7 million increase in cost of revenues, our cost of revenues from the Magnox contracts increased $37.1 million primarily due to increased labor and subcontractor costs, including $31.6 million of employee termination benefits related to voluntary termination of approximately 200 employees at four of our Magnox sites. Benefits to be paid for the voluntary termination of these employees in accordance with the Magnox Lifetime Plan, an agreement with Magnox, the employees, and the trade unions, were pre-approved by the NDA Expenditure Review Panel during the three months ended March 31, 2009. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA. This increase was offset, in part, by a decrease in cost of revenues of $2.4 million related to our other UK operations.

        Gross profit in our International segment decreased $11.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $2.2 million. In addition, gross profit decreased $9.3 million due to a decline in pound sterling exchange rates during the three months ended March 31, 2009 compared to the same period in 2008. Gross profit margin in our International segment was 7.5% for the three months ended March 31, 2009 compared to 9.2% for the three months ended March 31, 2008. The decrease in gross profit margin is due to lower efficiency fees recognized from our Magnox contracts with the NDA for the three months ended March 31, 2009. Most of the efficiency fees related to the contract fiscal year ended March 31, 2008 were recognized during the three months ended March 31, 2008. For the contract fiscal year ended March 31, 2009, more of the efficiency fees were recognized in the quarter ended December 31, 2008 than in the same quarter of the prior year due to earlier achievement of milestones; thus reducing the amount recognized during the three months ended March 31, 2009. We expect this trend to continue in future periods.

        Segment selling, general and administrative expenses in our International segment remained constant at $4.2 million for the three months ended March 31, 2009 and 2008 and consist of bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $1.5 million, or 8.5%, to $19.2 million for the three months ended March 31, 2009 from $17.7 million for the three months ended March 31, 2008. This increase is primarily attributable to increased marketing and advertising expenses related to a television advertising campaign run during the first quarter of 2009 in Utah, increased legal fees primarily related to our declaratory judgment action with the Northwest Compact and increased professional fees incurred to recruit additional independent directors. Other corporate general and administrative costs have remained stable.

Interest expense

        Interest expense decreased $4.5 million, or 36.0%, to $8.0 million for the three months ended March 31, 2009 from $12.5 million for the three months ended March 31, 2008. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Other income, net, increased $2.8 million, or 133.3%, to a net other income of $733,000 for the three months ended March 31, 2009 from a net other expense of $2.1 million for the three months ended March 31. 2008. The increase is mostly attributable to decreased losses of $2.2 million on our interest rate derivative contracts, increased gains on our foreign currency derivative contracts of $680,000 and increases in our proportional share of income from our joint ventures in which we have a non-controlling interest of $256,000. These increases are offset, in part, by increased net remeasurement losses of $183,000 on our US dollar denominated notes receivable with our UK subsidiary and other foreign currency transactions.

Income taxes

        We recognized income tax expense of $4.3 million and $11.2 million for the three months ended March 31, 2009 and 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 34.5% and 36.6%, respectively. The decrease in the estimated annual effective tax rate is mostly due to the effect of research and development credits in the UK.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of March 31, 2009, our principal sources of liquidity consisted of $30.9 million of cash and cash equivalents and $60.1 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $14.9 million of outstanding letters of credit. We also have a synthetic letter of credit facility of $100.0 million, of which $100.0 million of letters of credit were issued as of March 31, 2009.

        During the three months ended March 31, 2009, our cash and cash equivalents decreased $17.5 million, to $30.9 million. This compares to an increase in cash and cash equivalents of $1.7 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we had net cash inflows from operating activities of $1.6 million. Cash from operating activities for the three months ended March 31, 2009 included net income of $8.1 million and significant non-cash expenses including depreciation and amortization expense of $11.7 million and equity-based compensation expense of $2.7 million. Cash from operating activities was also provided from increased accounts payable and accrued liabilities of $84.6 million. The increase in accounts payable and accrued liabilities was primarily due to timing of payments to vendors of our Magnox contracts in the UK. Cash from operating activities was used by an increase in accounts receivable of $111.9 million primarily due to timing of collections on work performed on our contracts with the NDA.

        During the three months ended March 31, 2009, we had net cash outflows from investing activities of $4.6 million, primarily related to purchases of property, plant and equipment. Our cash outflows from our financing activities were $12.8 million, primarily related to repayment of debt and payment of stockholder dividends.

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

        We have accumulated benefit obligations related to our pension plans of $2.4 billion. See Note 19 to our audited consolidated financial statements included in Form 10-K filed February 27, 2009 for a more detailed discussion. Approximately 99% of the accumulated benefit obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation. The plan we are required to fund related to our employees of Reactor Sites Management Company Limited, a wholly-owned subsidiary in the UK, is currently funded by regular monthly payroll contributions from us and the employees. This will be the sole source of funding until at least mid-2010 at which time the next triennial valuation of the plan will be completed. Therefore, we do not expect there to be any implications to our liquidity within the next 12 months resulting from potential incremental cash payments to maintain funding requirements.

        Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

Capital Expenditures

        We had capital expenditures of $4.2 million and $1.3 million in three months ended March 31, 2009 and 2008, respectively. This increase of $2.9 million is mostly attributable to equipment required for the Atlas mill tailings contract. We expect capital expenditures for the year ending December 31, 2009 will be approximately $26.0 million, relating primarily to the implementation of an enterprise resource planning system (Oracle EBS R12) and equipment to be used at our decommissioning sites and at our facilities, which is in compliance with the debt covenants of our credit agreement. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

Credit Facilities

        We have entered into credit facilities with Citicorp North America, Inc., or CNAI, as administrative agent and collateral agent. Our credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, and a total of $770.0 million in term loan facilities, which mature on June 7, 2013, and a $100.0 million synthetic letter of credit facility, which expires on June 7, 2013.

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

        According to the terms of the credit agreements, at the end of each calendar quarter, we are required to make scheduled repayments of the term loans of $1.5 million, adjusted for optional prepayments made, provided that the final installment shall be equal to the amount outstanding of the term loan facilities.

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of debt obligations other than specified debt obligations and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of March 31, 2009, we were required to make a mandatory prepayment of approximately $1.7 million based on our excess cash flow.

        As of March 31, 2009, the weighted average interest rate under our credit facilities was 4.15%. At this rate and assuming an outstanding balance of $556.8 million as of March 31, 2009, our annual debt service obligations would be $29.0 million, consisting of $23.1 million of interest and $5.9 million of scheduled principal payments. However, due to optional prepayments made through March 31, 2009, only $1.5 million of our scheduled principal payments are currently due within the next year.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of total consolidated indebtedness and first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements as March 31, 2009, we are required to maintain a maximum leverage ratio and a maximum first lien leverage ratio of 4.25 and 3.75, respectively, and minimum cash interest coverage ratio of 2.50. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of March 31, 2009, our total leverage, first lien leverage and interest coverage ratios were 3.36, 3.36 and 5.18, respectively. As such, we have determined that we are in compliance with these financial covenants.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of up to $30.0 million under the first lien credit facilities plus the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the prior fiscal year. Our permitted maximum annual capital expenditures for 2009 is $45.0 million. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. As of March 31, 2009, we were in compliance with all of our covenants and other obligations under the credit facilities.

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

        The Amendment Agreements provide that the amended and restated credit facilities are subject to the satisfaction of certain conditions precedent to closing, including those related to approval for the transactions contemplated by the Zion Agreement. In July 2008, we paid fees of approximately $6.4 million to the lenders to obtain the Amendment Agreements, which are being amortized over the remaining term of the credit facilities. In addition, once we have closed the Zion agreement and the Zion letter of credit is issued, we anticipate paying the providers of the Zion letter of credit facility approximately $7.5 million, which will be amortized over one year, which is the term of the Zion letter of credit facility.

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures at March 31, 2009.

        As of March 31, 2009, we had outstanding floating-rate term loans of $556.8 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective December 18, 2008. As of March 31, 2009, the swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $902,000.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of March 31, 2009, we had $100.0 million in letters of credit issued under our synthetic letters of credit facilities and $14.9 million in letters of credit issued under our revolving credit facilities. As of March 31, 2009, we had $451,000 in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of March 31, 2009, the closure and post-closure state regulatory requirements for our facilities were $147.9 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO, calculated under SFAS No. 143, Accounting for Asset Retirement Obligations.

Critical Accounting Policies

        This management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed on February 27, 2009.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of March 31, 2009, we had outstanding floating-rate term loan debt of $556.8 million, of which $3.2 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. As of March 31, 2009, our swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $902,000.

        A hypothetical interest rate change of 1% on our credit facilities would have changed interest expense for the three months ended March 31, 2009 by approximately $5.6 million. In addition, a hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at March 31, 2009 by approximately $3.6 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of March 31, 2009 we had outstanding borrowings under our credit facilities of $556.8 million with an approximate fair value of $490.0 million.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2009, would cause a change in consolidated net assets of approximately $8.9 million and a change in gross profit of approximately $2.3 million, primarily due to pound sterling-denominated exposures.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

        There were no changes to our internal control over financial reporting that occurred as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The NRC has issued numerous licenses over the past ten years allowing the importation of low-level radioactive waste ("LLRW") to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive Facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom.

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

        On May 5, 2008, we filed a declaratory judgment action in the U.S. District Court of Utah (the "Declaratory Judgment Action") asking the court to declare that (i) the Northwest Compact does not have regulatory authority over our Clive facility, which is a private commercial facility rather than a regional facility created by the Compact, (ii) the U.S. Constitution does not allow the Northwest Compact to discriminate between identical domestic and foreign materials handled at our Clive facility, and (iii) any effort by the Northwest Compact to restrict our receipt of foreign LLRW is pre-empted by federal statutes and regulations. The State of Utah and the Rocky Mountain Interstate Compact on Low-level Radioactive Waste have intervened as defendants in the declaratory judgment action.

        At the Northwest Compact meeting on May 8, 2008, the representatives of the eight member States of the Northwest Compact, despite our commitment to restrict our receipt of international waste to 5% of the remaining capacity at our Clive facility, unanimously adopted a clarifying resolution proposed by the Utah committee member, clarifying that the Northwest Compact has never adopted a resolution permitting us to receive international waste at our Clive facility. We continue to believe that the Northwest Compact does not have regulatory authority over our Clive facility, and that neither the U.S. Constitution nor Federal law permits the Northwest Compact to prohibit us from receiving international waste at our Clive facility.

        On October 6, 2008, the NRC approved an order holding in abeyance its decision with respect to our pending import license application until the U. S. District Court of Utah issues its ruling in the Company's declaratory judgment action.

        On February 26, 2009, prior to the parties presenting oral arguments on their respective motions for summary judgment of the Declaratory Judgment Action, the U.S. District Court Judge stated that our Clive facility is not and never has been a "regional disposal facility." Following oral arguments, the court took under advisement the remaining issue of whether the Northwest Compact can nonetheless exercise jurisdiction over a private, non-compact facility.

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

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. Representatives in Congress have introduced federal legislation to ban the importation of foreign waste. If any efforts to limit our operations at these or any of our other current or future facilities were successful, then our business would suffer.

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

        In addition, we may seek to address public and political opposition to our business activities through voluntary limitations on our operations. For example, as part of our response to public statements made by public interest groups and the governor of Utah regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility, we voluntarily agreed with the governor to withdraw a request for a license amendment to increase our capacity at our Clive facility. We are also experiencing both local and national expressions of opposition to the importation of LLRW from international sources, including opposition articulated in U.S. congressional proposals and from the Northwest Compact. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, was created pursuant to a federal statute that enables states to enter into interstate compacts for the purposes of managing LLRW. In response to this opposition, we have volunteered to limit the amount of foreign LLRW accepted at our Clive facility to a maximum of 5% of the total remaining facility capacity. We also have filed a declaratory judgment action in the U.S. District Court in Utah seeking an order that the Northwest Compact does not have jurisdictional or regulatory authority over our Clive facility and that the Northwest Compact may not discriminate between domestic and foreign materials. Our actions to diffuse public and political opposition to our business can divert time and resources away from our core business operations and strategies, and failure to achieve the intended results of our actions may have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the continued operation of our Clive, Utah facility.

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 4.8% and 6.2% of our revenues for the three months ended March 31, 2009 and 2008, respectively. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, can affect our ability to operate the facility. Actions by states or the federal government may affect facility capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted it has authority over our Clive facility and is seeking to restrict our ability to import foreign LLRW for disposal at the facility, and federal legislation has been introduced to prohibit the importation of foreign LLRW waste. Such actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

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

        For the three months ended March 31, 2009, we derived 69.4% and 47.4% of our revenues and segment operating income, respectively, and for the three months ended March 31, 2008, we derived 74.2% and 47.8% of our revenues and segment operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

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

        Our operations are subject to taxation by the U.S. and UK governments, the State of Utah, Tooele County and other foreign governments. In the event of a material increase in our taxes resulting from an increase in our effective tax rate or change in our scheme of taxation, we may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations. See "—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us."

        Our facilities are also subject to political actions by government entities which can reduce or completely curtail their operations. For example, the State of South Carolina closed the Barnwell disposal site on July 1, 2008 to customers outside of the Atlantic Compact States of South Carolina, New Jersey and Connecticut. Although the Barnwell closure did not have a significant impact on our revenues or net income, political pressures to reduce or curtail other operations could have a material adverse effect on our results of operations.

Our life-of-plant contracts may not remain effective through a nuclear power plant's decontamination and decommissioning.

        Although our life-of-plant contracts are intended to provide us with revenue streams from the processing and disposal of substantially all LLRW and mixed low-level waste ("MLLW") generated over the remaining lives of nuclear power plants operated by our commercial power and utility customers, and ultimately waste disposal revenue streams when the plants are shut down, these contracts may not actually remain effective for that entire period. A typical "life-of-plant" contract may terminate before D&D because the contract may:

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

        In December 2008, the NDA announced that the current NDA contracts held by RSMC through its subsidiaries, Magnox North Limited and Magnox South Limited, in relation to the Southern Region sites and Northern Region sites will be put out for re-bid in 2011. During the contract year ended March 31, 2009, RSMC recognized revenues of $1.1 billion from these contracts. We expect the competition for these contracts to be intense, and our failure to win the re-bid of either or both contracts would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner could reduce our profits from these contracts. In addition, any limitations on our ability to import international waste to our Clive facility could reduce one of our competitive advantages in competing for these contracts. See risk factor "—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us."

The loss of one or a few customers could have an adverse effect on us.

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2008 revenues). For the three months ended March 31, 2009 and 2008, respectively, 69.7% and 73.9% of our revenues were from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the three months ended March 31, 2009 and 2008, respectively, 12.4% and 8.8% of our revenues were from contracts funded by the DOE. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

The elimination or any modification of the Price-Anderson Act's indemnification authority could harm our business.

        In the United States, the Atomic Energy Act of 1954, as amended (the "AEA"), comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract for a licensed power plant or under a DOE prime contract or transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

        The Price-Anderson Act's indemnification provisions generally do not apply to our processing and disposal facilities, and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could incur substantial losses, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of commercially adequate insurance and indemnification.

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

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 substantially increased during 2008 and has continued into 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession.

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

        Our government contracts, which are primarily with the NDA and the DOE, are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. Similarly, some UK contracts are subject to audit by UK regulatory authorities, including the NDA. If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse government authorities for amounts previously received.

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

        As discussed elsewhere in this report, we have entered into an agreement with Exelon to dismantle Exelon's nuclear facility located in Zion, Illinois, which ceased operation in 1998. The NRC has issued an order approving the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions subject to the performance of certain conditions. However, because of the current market downturn, the nuclear decommissioning trust fund balance for the Zion Station, a significant portion of which is invested in the stock market, has declined in value. As a result, we intend to defer the completion of this transaction until we reaffirm that there is sufficient value in the decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. As of March 31, 2009, we have incurred costs of $12.7 million that have been deferred until the closing of the transaction. We will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

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

        Our growth strategy includes selective acquisitions of other nuclear services businesses, both domestic and international, that we expect will enhance our existing portfolio of services and strengthen our relationships with our government and commercial customers. In 2007, we completed the acquisitions of Reactor Sites Management Company Limited, Parallax, Inc., NUKEM Corporation and Monserco Limited. From time to time, we may consider additional acquisitions, which, if consummated, could be material. We cannot give any assurance as to whether any such transaction could be completed or as to the price, terms or timetable on which we may do so. If we are able to consummate any such acquisition, it could result in dilution of our earnings, an increase in indebtedness or other consequences that could be adverse.

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

        Since our annual impairment test, which was completed in the second quarter of 2008, we updated our forecasts to reflect the impacts of the global economic down turn. For the three months ended March 31, 2009, we do not believe that any impairment charge is required; however, we will be completing our annual impairment test in the second quarter of 2009. Further changes in our forecasts or decreases in the value of our common stock could cause book values of certain operating segments to exceed their fair values, which may result in goodwill impairment charges in future periods. We had $528.3 million of goodwill and $350.5 million of finite-lived intangible assets, which collectively represented 53.7% of our total assets of $1.6 billion as of March 31, 2009.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of March 31, 2009, the outstanding balance under our credit facilities was $556.8 million. Our substantial debt could have important consequences to us, including the following:

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

        We currently have $14.9 million letters of credit issued against our $75.0 million revolving credit facility, which matures on June 7, 2011; a $556.8 million balance on our first lien term loan facilities, which mature on June 7, 2013 with minimum payments of $3.2 million in 2009, $5.9 million in 2010, 2011 and 2012; and a $100.0 million synthetic letter of credit facility, which expires on June 7, 2013.

        Borrowings under our credit facilities bear interest at variable rates. As of March 31, 2009, the weighted average interest rate under our credit facilities was 4.15%. At this rate and assuming an outstanding balance of $556.8 million as of March 31, 2009, our annual debt service obligations would be $23.1 million. Based on the amount of debt outstanding and the interest rate at March 31, 2009, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.6 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon Corporation regarding the decommissioning of its Zion nuclear facility located in Zion, Illinois, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2009, we had $100.0 million in letters of credit which are issued under our synthetic letter of credit facility, $14.9 million in letters of credit which are issued under the revolving portion of our credit facility and $451,000 in surety bonds outstanding.

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

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of May, 2009.

ENERGYSOLUTIONS, INC.
By:	/s/ PHILIP O. STRAWBRIDGE Philip O. Strawbridge Executive Vice President and Chief Financial Officer