Form 10-Q
period 2009-06-30
EnergySolutions, Inc.
filed 2009-08-07
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or
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

         As of August 7, 2009, 88,323,708 shares of registrant's common stock were outstanding.

EnergySolutions, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Months Ended June 30, 2009

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(in thousands of dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,889	$48,448
Accounts receivable, net of allowance for doubtful accounts	322,088	213,037
Costs and estimated earnings in excess of billings on uncompleted contracts	68,089	59,545
Income tax receivable	6,609	5,537
Inventories	12,066	11,218
Prepaid expenses	10,240	19,109
Other current assets	22,090	34,363

Total current assets	491,071	391,257
Property, plant and equipment, net	112,826	114,021
Goodwill	528,254	528,254
Other intangible assets, net	343,566	357,100
Restricted cash and decontamination and decommissioning deposits	25,690	31,712
Other noncurrent assets	166,918	128,368

Total assets	$1,668,325	$1,550,712

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,831	$2,954
Accounts payable	121,172	89,513
Accrued expenses and other current liabilities	224,367	177,439
Deferred income taxes	2,068	2,067
Unearned revenues	20,158	26,734

Total current liabilities	376,596	298,707
Long-term debt, less current portion	546,182	563,803
Pension liability	147,108	104,897
Facility and equipment decontamination and decommissioning liabilities	62,152	65,904
Deferred income taxes	41,924	41,385
Other noncurrent liabilities	5,732	7,197

Total liabilities	1,179,694	1,081,893

Commitments and contingencies
EnergySolutions stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,305,674 shares issued and outstanding	883	883
Additional paid-in capital	483,183	482,042
Accumulated other comprehensive income	8,023	4,895
Capital deficiency	(4,577)	(20,034)

Total EnergySolutions stockholders' equity	487,512	467,786
Noncontrolling interests	1,119	1,033

Total equity	488,631	468,819

Total liabilities and equity	$1,668,325	$1,550,712

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2009 and 2008

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$373,585	$460,345	$810,694	$962,098
Cost of revenues	327,257	398,375	713,768	826,595

Gross profit	46,328	61,970	96,926	135,503
Selling, general and administrative expenses	30,320	30,025	61,099	58,287

Income from operations	16,008	31,945	35,827	77,216
Interest expense	(7,465)	(11,934)	(15,421)	(24,472)
Other income (expenses), net	1,494	242	2,227	(1,819)

Income before income taxes and noncontrolling interests	10,037	20,253	22,633	50,925
Income tax expense	(2,351)	(7,153)	(6,625)	(18,337)

Net income	$7,686	$13,100	$16,008	$32,588
Less: Net income attributable to noncontrolling interests	(356)	(505)	(551)	(700)

Net income attributable to EnergySolutions	$7,330	$12,595	$15,457	$31,888

Net income attributable to EnergySolutions per share:
Basic	$0.08	$0.14	$0.18	$0.36

Diluted	$0.08	$0.14	$0.17	$0.36

Shares used to calculate net income attributable to EnergySolutions per share:
Basic	88,305,674	88,303,500	88,305,674	88,303,500
Diluted	88,493,274	88,310,022	88,328,023	88,310,022
Cash dividends declared per common share	$0.025	$0.025	$0.050	$0.050

Comprehensive income:
Net income	$7,686	$13,100	$16,008	$32,588
Foreign currency translation adjustment	(20)	161	945	365
Change in unrecognized actuarial gain (loss)	85	2,449	2,183	336

Comprehensive income	7,751	15,710	19,136	33,289
Comprehensive income attributable to noncontrolling interests	(356)	(505)	(551)	(700)

Comprehensive income attributable to EnergySolutions	$7,395	$15,205	$18,585	$32,589

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income attributable to EnergySolutions	$15,457	$31,888
Adjustments to reconcile net income attributable to EnergySolutions to net cash provided by operating activities:
Net income attributable to noncontrolling interests	551	700
Depreciation and amortization	23,595	23,435
Equity-based compensation expense	5,545	4,960
Foreign currency transaction gain	(5,041)	(43)
Deferred income taxes	3,124	1,831
Amortization of debt financing fees and debt discount	2,063	1,478
Loss on disposal of property, plant and equipment	15	117
Unrealized loss on derivative contracts	6,834	3,957
Changes in operating assets and liabilities:
Accounts receivable	(82,994)	(55,906)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,544)	(22,839)
Income tax receivable	(1,072)	2,359
Inventories	(848)	(1,833)
Prepaid expenses and other current assets	23,524	(18,839)
Accounts payable	19,266	30,657
Accrued expenses and other current liabilities	27,888	41,262
Unearned revenues	(6,592)	4,789
Facility and equipment decontamination and decommissioning liabilities	775	696
Restricted cash and decontamination and decommissioning deposits	1,475	1,969
Other noncurrent assets	(24,725)	(27,732)
Other noncurrent liabilities	24,218	23,525

Net cash provided by operating activities	24,514	46,431

Cash flows from investing activities
Purchases of property, plant and equipment	(8,226)	(5,680)
Purchases of intangible assets	(372)	—
Proceeds from disposition of property, plant and equipment	—	27

Net cash used in investing activities	(8,598)	(5,653)

Cash flows from financing activities
Repayments of long-term debt	(11,744)	(30,000)
Dividends/distributions to stockholders	(4,415)	(4,415)
Distributions to noncontrolling interests partners	(457)	(341)
Repayments of capital lease obligations	(709)	(793)

Net cash used in financing activities	(17,325)	(35,549)

Effect of exchange rate on cash	2,850	647

Net increase in cash and cash equivalents	1,441	5,876
Cash and cash equivalents, beginning of period	48,448	36,366

Cash and cash equivalents, end of period	$49,889	$42,242

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

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date that we filed these financial statements in our Form 10-Q Report with the Securities and Exchange Commission on August 7, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that can be expected for the full year.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Basis of Presentation (Continued)

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have included their operations in our condensed consolidated financial statements. We recorded the portion of the earnings from operations which is applicable to the noncontrolling partners as net income and comprehensive income attributable to noncontrolling interests.

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to the fourth quarter of 2008, we included letter of credit interest in cost of revenues and selling, general and administrative expenses. During the fourth quarter of 2008, we reclassified these amounts from operating expenses to interest expense in the accompanying condensed consolidated statements of operations. Accordingly, for the three and six months ended June 30, 2008, gross profit was increased by $0.9 million and $1.4 million, respectively, and income from operations was increased $0.8 million and $1.6 million, respectively as a result of this reclassification. We have also reclassified $6.4 million from unearned revenues to accrued expenses and other current liabilities as of December 31, 2008 to conform to the current year presentation.

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

        In April 2009, the FASB issued three new FASB Staff Positions ("FSPs") all of which impact the accounting and disclosure related to certain financial instruments. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) Recent Accounting Pronouncements (Continued)

indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, "Recognition of Other-Than-Temporary Impairment" (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) amends SFAS No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. We adopted all three FSPs as of April 1, 2009 and they did not have a material impact on our financial position, results of operations or cash flows during the three and six months ended June 30, 2009.

        In May 2009, FASB issued SFAS No. 165, "Subsequent Events." This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date through which subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. We adopted SFAS No. 165 as of April 1, 2009 and the required disclosures are presented in Note 2. SFAS No. 165 does not impact the Company's financial position or results of operation as it is disclosure-only in nature.

Accounting Pronouncements Issued But Not Yet Adopted

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" an amendment of SFAS No. 140. SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the potential impact of this statement but does not expect the adoption of SFAS No. 166 to have a material impact on the Company's results of operations, financial position or cash flows.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 is intended to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FASB Interpretation 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the potential impact of this statement but does not expect the adoption of SFAS No. 167 to have a material impact on the Company's results of operations, financial position or cash flows.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." SFAS No. 168 will become the source of

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) Recent Accounting Pronouncements (Continued)

authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the Company's results of operations, financial position or cash flows.

(4) Inventories

        Inventories consist of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Parts and supplies	$522	$517
Work in process	—	3,050
Finished goods	11,544	7,651

	$12,066	$11,218

(5) Goodwill and Other Intangible Assets

        As of June 30, 2009, we had recorded $528.3 million of goodwill related to the acquisitions of Envirocare, Scientech, Duratek, BNGA, Safeguard, Parallax, RSMC, Nukem and Monserco. In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently, upon the occurrence of a triggering event. We completed our annual goodwill impairment test as of March 31, 2009 and we concluded that no impairment had occurred and the fair value of each reporting unit exceeded its carrying value; thus, no impairment was recognized.

        Other intangible assets with finite lives as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$239,059	$(41,920)	20.3 years	$239,059	$(36,995)	20.6 years
Customer relationships	182,436	(46,285)	8.8 years	182,436	(38,157)	9.1 years
Technology and other	14,851	(4,690)	6.5 years	14,479	(3,930)	6.7 years
Non competition	1,030	(915)	0.7 years	1,030	(822)	0.9 years

Total amortizable intangibles	$437,376	$(93,810)	15.4 years	$437,004	$(79,904)	15.5 years

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) Goodwill and Other Intangible Assets (Continued)

        For the three and six months ended June 30, 2009, amortization expense was $7.0 million and $13.9 million, respectively, as compared to $7.2 million and $14.4 million for the same periods in 2008. We do not have intangible assets that are not subject to amortization.

(6) Senior Credit Facilities

        Our credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, and a total of $770.0 million in term loan facilities, which mature on June 7, 2013, and a $100.0 million synthetic letter of credit facility, which expires on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $11.9 million were issued as of June 30, 2009. The synthetic letter of credit facility had $100.0 million issued as of June 30, 2009.

        Borrowings under the credit facilities bear interest at a base rate (the greater of the Prime Rate or 0.5% higher than the Federal Funds Rate) plus an applicable margin or, at our option, the London Interbank Offered Rates ("LIBOR"), adjusted for the Eurodollar reserve percentage, plus an applicable margin. The applicable margin for base rate and LIBOR loans is 2.25%. As of June 30, 2009 and December 31, 2008, the interest rate of borrowings under the term loan facilities was 2.57% and 4.14%, respectively.

        According to the terms of the credit agreements, at the end of each calendar quarter, we are required to make scheduled repayments of the term loans of approximately $1.5 million, adjusted for optional prepayments made. In addition to the scheduled repayments, we may be required to make mandatory quarterly repayments, to be applied to the principal balance of the term loan, the amounts of which are dependent on our excess cash flow for the quarter and our leverage ratio as defined in the credit agreements. As of June 30, 2009, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $8.8 million due within the next 12 months.

        The credit facilities require us to maintain certain financial ratios, including maximum leverage ratios (based upon the ratios of total consolidated indebtedness and first lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the formulas set forth in the credit agreements, we are required to maintain a maximum leverage ratio of 4.25 as of June 30, 2009, 4.0 as of September 30, 2009, 3.75 as of December 31, 2009 and 3.5 from March 31, 2010 through the maturity date; a maximum first lien leverage ratio of 3.75 as of June 30, 2009, 3.5 as of September 30, 2009, 3.25 as of December 31, 2009 and 3.0 from March 31, 2010 through the maturity date; and a minimum cash interest coverage ratio of 2.75 from June 30, 2009 through December 31, 2009 and 3.0 from March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of June 30, 2009, our total leverage, first lien leverage and interest coverage ratios were 3.69, 3.69 and 4.47, respectively. The credit agreements also contain annual capital expenditure limitations. For fiscal year 2009, the credit agreements require us to limit capital expenditures to $45.0 million. Capital expenditures for the six months ended June 30, 2009 were $8.2 million. As of June 30, 2009, we were in compliance with all of the covenants under our credit agreements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

        The obligations under the credit facilities are secured by substantially all of our assets and guaranteed by each of our existing and subsequently acquired or organized domestic subsidiaries.

        During the six months ended June 30, 2009 and 2008, we made principal repayments totaling $11.7 million and $30.0 million, respectively, on the outstanding term loan facilities. Subsequent to June 30, 2009, we made an optional prepayment of $30.0 million. During the six months ended June 30, 2009 and 2008, we made cash interest payments of $13.7 million and $23.0 million, respectively.

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

        In anticipation of the closing of this transaction, on July 16, 2008, we and our subsidiary, Duratek, Inc. ("Duratek"), entered into Amendment Agreements with our lenders under the current credit facilities. The Amendment Agreements provide that the existing credit agreements will be amended and restated in their entirety upon satisfaction of certain conditions including the closing of the transaction with Exelon.

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

(7) Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 14, 2007. In February 2008, the FASB issued FSP FAS 157-2, "Partial Deferral of the Effective Date of Statement 157," which delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In accordance with this staff position, we adopted the provisions of SFAS No. 157 that became effective at the beginning of fiscal year 2008 with respect to financial assets and liabilities, which did not have an impact on our financial position, results of operations or cash flows. We adopted the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009, which did not have a material impact on our financial position, results of operations or cash flows. This adoption impacts the way that we calculate fair value for our annual impairment review of goodwill and, when conditions exist, the way we calculate fair value of long-lived assets. This adoption, however, did not have a material impact on our financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board 28-1 "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) Fair Value Measurements (Continued)

        The carrying value of accounts receivable, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities.

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. As of June 30, 2009 and December 31, 2008, we had outstanding term loans with carrying amounts of $555.0 million and $566.8 million and with fair values of approximately $516.2 million and $430.7 million, respectively.

        The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. As of June 30, 2009, the carrying amount of our foreign currency derivative and interest rate swap approximates fair value.

        As of June 30, 2009 and December 31, 2008, we had no assets or liabilities considered to be Level 1 or Level 3. The following table discloses the Level 2 fair value of our interest rate and foreign currency derivative contracts outstanding at June 30, 2009 and December 31, 2008 that are included in accrued expenses and other current liabilities and other noncurrent liabilities in the accompanying balance sheets (in thousands):

	June 30, 2009	December 31, 2008
Liabilities
Fair value of derivative contracts—short term	$6,156	$521
Fair value of derivative contracts—long term	1,460	261

(8) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. As of June 30, 2009 and December 31, 2008, the fair value liability of the derivative contracts was $1.5 million and $0.3 million, respectively, which is included in other noncurrent liabilities in the accompanying balance sheets. These contracts are not designated as accounting hedges. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net. We recognized losses of $0.6 million and $1.2 million for the three and six months ended June 30, 2009, respectively. We recognized gains of $0.6 million and losses of $2.2 million for the three and six months ended June 30, 2008, respectively. We do not use interest rate derivatives for trading or speculative purposes.

        In addition, we have foreign currency exposure related to our operations in the UK as well as other foreign locations. Exchange gains and losses resulting from this exposure are included in other income (expenses) net, in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2009, we recognized gains of $6.7 million and $5.7 million, respectively. During the three and six months ended June 30, 2008, we recognized losses of $5,000 and $0.8 million, respectively.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Derivative Financial Instruments (Continued)

        We have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our UK subsidiary. This foreign currency derivative contract is not designated as an accounting hedge. As of June 30, 2009, the fair value of the derivative was $6.2 million, which is included in other current liabilities in the accompanying balance sheets. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net and resulted in losses of $6.3 million and $5.6 million for the three and six months ended June 30, 2009 and losses of $1.7 million for the three and six months ended June 30, 2008.

(9) Net Income Per Share

        Basic net income per share is computed by dividing net income attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potentially dilutive common stock equivalents that have been issued by us relate to outstanding stock options and non-vested restricted stock awards and are determined using the treasury stock method.

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares—basic	88,305,674	88,303,500	88,305,674	88,303,500
Dilutive effect of restricted stock and stock options	187,600	6,522	22,349	6,522

Weighted average common shares—diluted	88,493,274	88,310,022	88,328,023	88,310,022

Anti-dilutive securities not included above	5,982,209	5,686,355	5,874,230	5,673,848

(10) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in ENV Holdings LLC ("ENV Holdings"), formerly our parent, in consideration for services rendered during the vesting period. These units did not represent ownership in ENV Holdings but rather these units entitled the holders to distributions from ENV Holdings if a distribution was paid. There were several classes of units granted and each successive class carried a lower priority on distributions. Certain units vested immediately upon grant and others vested over periods up to three years. We estimated the fair value at grant date of the units issued using both a market and an income approach and recorded compensation expense of $0.3 million for the six months ended June 30, 2009 and $0.1 million and $0.4 million for the three and six months ended June 30, 2008, respectively. There was no compensation expense recorded for the three months ended June 30, 2009 and there is no remaining unrecognized compensation expense associated with these units.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) Equity-Based Compensation (Continued)

Stock Options and Restricted Stock

        In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.8 million and $5.2 million during the three and six months ended June 30, 2009, respectively, and $2.3 million and $4.5 million during the three and six months ended June 30, 2008, respectively. As of June 30, 2009, we had $20.1 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.6 years. As of June 30, 2009, there was $2.8 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.0 years.

(11) Pension Plans

        Net periodic benefit costs for the three and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$8,360	$12,623	$16,126	$25,283
Interest cost	37,118	46,546	71,596	93,232
Expected return on plan assets	(31,351)	(51,772)	(60,473)	(103,701)

	$14,127	$7,397	$27,249	$14,814

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

(12) Income Taxes

        We recognized income tax expense of $2.4 million and $6.6 million for the three and six months ended June 30, 2009, respectively, based on an estimated annual effective tax rate on our consolidated operations of 30.0%. We recognized $7.2 million and $18.3 million for the three and six months ended June 30, 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 36.5%. During the six months ended June 30, 2009 and 2008, we made income tax payments of $6.7 million and $10.7 million, respectively.

        For the six months ended June 30, 2009 and 2008, we had no change in our unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. As of June 30, 2009 and December 31, 2008, we had $0.9 million of unrecognized tax benefits, which may impact our annual effective tax rate in future years. During the three months ended June 30, 2009, we recognized a discrete income tax benefit of $0.6 million related to research and development activities in the UK.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International.

        The following table presents segment information as of and for the three and six months ended June 30, 2009 and 2008 (in thousands):

	As of and for the Three Months Ended June 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$74,721	$23,106	$61,614	$214,144	$—	$373,585
Income (loss) from operations	4,649	3,782	23,640	1,133	(17,196)	16,008
Depreciation and amortization expense	403	485	5,126	2,393	3,537	11,944
Purchases of property, plant and equipment	451	62	768	89	2661	4,031

	As of and for the Three Months Ended June 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$73,124	$26,225	$63,044	$297,952	$—	$460,345
Income (loss) from operations	6,270	6,230	23,528	13,823	(17,906)	31,945
Depreciation and amortization expense	52	480	5,454	2,365	3,266	11,617
Purchases of property, plant and equipment	152	218	419	55	3,556	4,400

	As of and for the Six Months Ended June 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$140,802	$44,830	$107,618	$517,444	$—	$810,694
Income (loss) from operations	10,265	6,960	35,403	19,641	(36,442)	35,827
Depreciation and amortization expense	627	846	10,539	4,769	6,814	23,595
Goodwill	143,514	90,129	233,193	61,418	—	528,254
Other long-lived assets(2)	35,522	19,541	222,690	92,547	86,092	456,392
Purchases of property, plant and equipment	3,968	264	115	111	3,767	8,226
Total assets(3)	276,163	149,034	547,430	507,562	188,136	1,668,325

	As of and for the Six Months Ended June 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$117,711	$56,820	$117,159	$670,408	$—	$962,098
Income (loss) from operations	12,618	15,874	40,421	43,928	(35,625)	77,216
Depreciation and amortization expense	159	979	10,841	4,709	6,747	23,435
Goodwill	143,144	91,262	232,707	59,220	—	526,333
Other long-lived assets(2)	31,004	25,630	244,090	101,415	75,441	477,580
Purchases of property, plant and equipment	177	389	786	183	4,145	5,680
Total assets(3)	253,116	152,091	612,299	571,417	139,264	1,728,187

(1)
Intersegment revenues have been eliminated for the three and six months ended June 30, 2009 and 2008. Intersegment revenues were $5.6 million and $8.8 million for the three and six months ended June 30, 2009 and were not material for

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Segment Reporting and Business Concentrations (Continued)

  the three and six months ended June 30, 2008. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Other long-lived assets include property, plant and equipment and other intangible assets.

(3)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

(14) Employee Termination Benefits

        An organizational review of our Magnox sites identified an opportunity to reduce the existing workforce, primarily at three sites that are in the process of defueling, which involves removing fuel from the reactor, loading it into flasks and transporting it for processing with a third party and a site at which decommissioning is relatively close to completion with only a few projects remaining.

        As a result of the overstaffing at the four Magnox sites, we presented a termination plan to the NDA to terminate approximately 200 employees on a voluntary basis at these sites in the quarter ended March 31, 2009. The termination plan and employee termination benefits to be paid for the voluntary termination of these employees in accordance with the Magnox Lifetime Plan, an agreement among Magnox, the employees and the trade unions, were pre-approved by the NDA Expenditure Review Panel during the six months ended June 30, 2009. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA.

        For the six months ended June 30, 2009, in accordance with SFAS No. 112, Employers' Accounting for Postretirement Benefits, we recognized expected employee termination benefits of $31.6 million, which are included in cost of revenues in the accompanying condensed consolidated statements of operations for our International Segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenues and a receivable from the NDA for the reimbursement of the employee termination benefits. Benefits are expected to be paid over the next 15 months.

        The following is a reconciliation of the beginning and ending liability balances (in thousands of dollars):

Beginning liability, December 31, 2008	$—
Employee termination benefits	31,638
Payments	(7,332)

Ending liability, June 30, 2009	$24,306

(15) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of June 30, 2009, we are not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results and cash flows.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) License Stewardship Program

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

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of June 30, 2009 and December 31, 2008, we have incurred costs of $13.5 million and $12.4 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before December 31, 2009, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken steps to reduce the monthly project costs including the termination of certain employees, transferring employees to other projects and the termination of certain subcontracts and lease agreements. Any costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated.

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

Cautionary Statement Regarding Forward-Looking Statements

        Certain statements made herein, including statements regarding our projected revenues, expenses and income and the implementation of strategic initiatives are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward- looking statements. Due to known and unknown risks, our actual results may differ materially from our expectations or projections.

        While most risks affect only future revenues or expenses, some risks may relate to revenue accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings.

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

Results of Operations

        The following table shows certain items from our income statements for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Federal Services Segment	$74,721	$73,124	$140,802	$117,711
Commercial Services Segment	23,106	26,225	44,830	56,820
LP&D Segment	61,614	63,044	107,618	117,159
International Segment	214,144	297,952	517,444	670,408

Total revenues	373,585	460,345	810,694	962,098
Cost of revenues:
Federal Services Segment	66,669	64,018	123,781	100,489
Commercial Services Segment	17,462	18,240	34,240	37,255
LP&D Segment	35,802	36,951	67,820	71,488
International Segment	207,324	279,166	487,927	617,363

Total cost of revenues	327,257	398,375	713,768	826,595
Gross profit:
Federal Services Segment	8,052	9,106	17,021	17,222
Commercial Services Segment	5,644	7,985	10,590	19,565
LP&D Segment	25,812	26,093	39,798	45,671
International Segment	6,820	18,786	29,517	53,045

Total gross profit	46,328	61,970	96,926	135,503
Segment selling, general and administrative expenses:
Federal Services Segment	3,403	2,836	6,756	4,604
Commercial Services Segment	1,862	1,755	3,630	3,691
LP&D Segment	2,172	2,565	4,395	5,250
International Segment	5,687	4,963	9,876	9,117

Total segment selling, general and administrative expenses	13,124	12,119	24,657	22,662
Segment operating income:
Federal Services Segment	4,649	6,270	10,265	12,618
Commercial Services Segment	3,782	6,230	6,960	15,874
LP&D Segment	23,640	23,528	35,403	40,421
International Segment	1,133	13,823	19,641	43,928

Total segment operating income	33,204	49,851	72,269	112,841
Corporate selling, general and administrative expenses	17,196	17,906	36,442	35,625

Total income from operations	16,008	31,945	35,827	77,216
Interest expense	(7,465)	(11,934)	(15,421)	(24,472)
Other income (expenses), net	1,494	242	2,227	(1,819)

Net income before income taxes and noncontrolling interests	10,037	20,253	22,633	50,925
Income tax expense	(2,351)	(7,153)	(6,625)	(18,337)

Net income	7,686	13,100	16,008	32,588
Less: Net income attributable to noncontrolling interests	(356)	(505)	(551)	(700)

Net income attributable to EnergySolutions	$7,330	$12,595	$15,457	$31,888

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $1.6 million and $2.7 million, respectively, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Gross profit decreased $1.1 million while gross margin decreased to 10.8% for the three months ended June 30, 2009 from 12.5% for the three months ended June 30, 2008 primarily due to increased activity on lower margin contracts and decreased activity on higher margin contracts.

        In June 2007, we were awarded a contract by the DOE to clean up the Atlas mill tailings near Moab, Utah. During the three months ended June 30, 2008, work on the contract was in the early stages. During the three months ended June 30, 2009, we performed significant work on the rail benches, increased excavation activities and began transporting mill tailings to the disposal cell. As a result, cost of revenues on the Moab contract increased $9.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The contract with the DOE allows for the reimbursement of costs plus a fee, resulting in increased revenues of $10.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Thus, gross profit on the Moab contract increased $1.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the recognition of award fee.

        Revenues related to engineering and technology projects within Federal Services increased $5.6 million, cost of revenues increased $5.4 million and gross profit increased $0.2 million for the three months ended June 30, 2009 compared to June 30, 2008 due to two new projects we were awarded subsequent to the prior year quarter.

        These increases were offset, in part, by a collective decrease of revenues, cost of revenues and gross profit of $6.0 million, $3.6 million and $2.4 million, respectively, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 related to two contracts at the DOE Hanford site and our Savannah River site operations contract due to completion of contracts at these sites in June 2008. However, we continue to generate revenue through our share of income in the WRPS joint venture at the Hanford site and through work performed as subcontractor at the Savannah River site.

        In addition, revenues and cost of revenues in our Uranium Disposition Services, LLC ("UDS") joint venture decreased $9.9 million and $9.7 million, respectively, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to substantial completion of the construction phase of the project. Gross profit decreased $0.2 million for the three months ended June 30, 2009 compared to June 30, 2008.

        Segment selling, general and administrative expenses in our Federal Services segment increased $0.6 million to $3.4 million for the three months ended June 30, 2009 from $2.8 million for the three months ended June 30, 2008. The increase is primarily attributable to higher administrative costs incurred during the second quarter of 2009.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment decreased $3.1 million and $0.8 million, respectively, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Gross profit decreased $2.3 million while gross margin decreased to 24.4% for the three months ended June 30, 2009 from 30.4% for the three months ended June 30, 2008 due primarily to the relative profitability of the major projects being performed in each period.

        Revenues and gross profit in our spent fuel operations decreased $4.0 million and $1.8 million, respectively, for the three months ended June 30, 2009 compared to the three months ended June 30,

2008. This decrease was mostly attributable to the acceleration of work during the three months ended June 30, 2008 related to the closure of the Barnwell disposal site to states outside the Atlantic Compact in July 2008.

        In addition, one of our large commercial engineering and technology waste container design and fabrication projects was completed in December 2008. This resulted in a decrease of revenues and gross profit of $4.2 million and $1.5 million, respectively, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

        Revenues and gross profit in our commercial decommissioning services decreased $1.8 million and $1.3 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease was mostly attributable to changes in estimated costs on one of our percentage of completion projects due to delays related to weather conditions.

        These decreases were offset, in part, by increased revenues and gross profit of $5.6 million and $1.1 million, respectively, in our large components operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the substantial work completed on our Duke McGuire project.

        In addition, revenues in our liquid waste processing division increased $1.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to a higher demand for liners. As a result, cost of revenues and gross profit increased $0.2 million and $1.1 million, respectively, for the three months ended June 30, 2009 compared to June 30, 2008.

        Segment selling, general and administrative expenses in our Commercial Services segment increased $0.1 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment decreased $1.4 million and $1.1 million, respectively, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Gross profit decreased $0.3 million while gross margin increased to 41.9% for the three months ended June 30, 2009 from 41.4% for the three months ended June 30, 2008 due to a slight decrease in project administrative expenses.

        Revenues related to our transportation services decreased $1.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to lower shipments on major contracts. Cost of revenues related to our transportation services decreased $1.2 million due to lower shipments and additional reductions in operating and overhead costs.

        Revenues related to our manufacturing division decreased $0.9 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to completion of a production contract of depleted uranium tubes on March 31, 2009. Cost of revenues related to our manufacturing division increased $1.5 million due to higher overhead costs recorded during the second quarter due to excess capacity; thus, resulting in a disproportionate decrease in gross profit of $2.4 million.

        These decreases were offset, in part, by increased revenues and gross profit of $1.4 million and $3.2 million, respectively, for the three months ended June 30, 2009 compared to June 30, 2008 at our Clive, Utah facility mostly due to the disposal of a significant large components project during the second quarter of 2009.

        Segment selling, general and administrative expenses in our LP&D segment decreased $0.4 million to $2.2 million for the three months ended June 30, 2009 from $2.6 million for the three months ended June 30, 2008. The decrease is mostly attributable to reduced labor costs and insurance expense.

International Segment

        Revenues in our International segment decreased $83.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $19.5 million. In addition, revenues decreased $64.3 million due to the decline in the pound sterling exchange rates during the three months ended June 30, 2009 compared to the same period in 2008. Of the $19.5 million decrease in revenues, our revenues from the Magnox contracts decreased $21.1 million mostly due to lower reimbursable contract cost base. This decrease was offset, in part, by increased revenues of $1.6 million related to our other UK operations.

        Cost of revenues in our International segment decreased $71.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $11.6 million. In addition, cost of revenues decreased $60.3 million due to the decline in the pound sterling exchange rates during three months ended June 30, 2009 compared to the same period in 2008. Of the $11.6 million decrease in cost of revenues, our cost of revenues from the Magnox contracts decreased $13.1 million primarily due to decreased labor and subcontractor costs. This decrease was offset, in part, by net increases in cost of revenues of $1.6 million related to our other UK operations.

        Gross profit in our International segment decreased $12.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $7.9 million. In addition, gross profit decreased $4.1 million due to an increase in pound sterling exchange rates during the three months ended June 30, 2009 compared to the same period in 2008. Gross profit margin in our International segment was 3.2% for the three months ended June 30, 2009 compared to 6.3% for the three months ended June 30, 2008. The decrease in gross profit margin is due to lower efficiency fees recognized from our Magnox contracts with the NDA for the three months ended June 30, 2009 compared to the same period of 2008.

        Segment selling, general and administrative expenses in our International segment increased $0.7 million for the three months ended June 30, 2009 as compared to 2008 due to higher bid and proposal expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $0.7 million, or 4.0%, to $17.2 million for the three months ended June 30, 2009 from $17.9 million for the three months ended June 30, 2008. This decrease is primarily attributable to lower labor-related expenses and professional fees.

Interest expense

        Interest expense decreased $4.4 million, or 37.0% to $7.5 million for the three months ended June 30, 2009 from $11.9 million for the three months ended June 30, 2008. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Other income, net, increased $1.3 million to $1.5 million for the three months ended June 30, 2009 from $0.2 million for the three months ended June 30, 2008. The increase is mostly attributable increases in our proportional share of income from our joint ventures in which we have a noncontrolling interest.

Income taxes

        We recognized income tax expense of $2.4 million and $7.2 million for the three months ended June 30, 2009 and 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 30.0% and 36.5%, respectively. The decrease in the estimated annual effective tax rate is mostly due to the effect of research and development credits in the UK. During the three months ended June 30, 2009, we recognized a discrete income tax benefit of $0.6 million related to research and development activities in the UK.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $23.1 million and $23.3 million, respectively, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Gross profit decreased $0.2 million while gross margin decreased to 12.1% for the six months ended June 30, 2009 from 14.6% for the six months ended June 30, 2008 primarily due to increased activity on lower margin contracts and decreased activity on higher margin contracts.

        In June 2007, we were awarded a contract by the DOE to clean up the Atlas mill tailings near Moab, Utah. During the six months ended June 30, 2008, work on the contract was in the early stages. During the six months ended June 30, 2009, we performed significant work on the rail benches, increased excavation activities and began transporting tailings to the disposal cell. As a result, cost of revenues on the Moab contract increased $17.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The contract with the DOE allows for the reimbursement of costs plus a fee, resulting in increased revenues of $20.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Thus, gross profit on the Moab contract increased $2.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the recognition of award fee.

        Revenues related to engineering and technology projects within Federal Services increased $14.5 million, cost of revenues increased $12.3 million and gross profit increased $2.2 million for the six months ended June 30, 2009 compared to June 30, 2008 due to two new projects we were awarded.

        These increases were offset, in part, by a collective decrease of revenues, cost of revenues and gross profit of $11.0 million, $7.0 million and $4.0 million, respectively, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 related to two contracts at the DOE Hanford site and our Savannah River site operations contract due to completion of contracts at these sites in June 2008. However, we continue to generate revenue through our share of income in the WRPS joint venture at the Hanford site and through work performed as subcontractor at the Savannah River site.

        Segment selling, general and administrative expenses in our Federal Services segment increased $2.2 million to $6.8 million for the six months ended June 30, 2009 from $4.6 million for the six months ended June 30, 2008. The increase is primarily attributable to higher bid and proposal costs due to work on several contract proposals during the six months ended June 30, 2009.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment decreased $12.0 million and $3.0 million, respectively, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Gross profit decreased $9.0 million while gross margin decreased to 23.6% for the six months ended June 30, 2009 from 34.4% for the six months ended June 30, 2008 due primarily to the relative profitability of the major projects being performed in each period.

        Revenues and gross profit in our spent fuel operations decreased $7.3 million and $3.0 million, respectively, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease was mostly attributable to the acceleration of work during the six months ended June 30, 2008 related to the closure of the Barnwell disposal site to states outside the Atlantic compact in July 2008.

        In addition, one of our large commercial engineering and technology waste container design and fabrication projects was completed in December 2008. This resulted in a decrease of revenues and gross profit of $8.5 million and $3.9 million, respectively, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

        These decreases were offset, in part, by increased revenues of $3.1 million in our liquid waste processing division for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a higher demand for liners. As a result, cost of revenues and gross profit increased $1.3 million and $1.9 million, respectively, for the six months ended June 30, 2009 compared to June 30, 2008.

        In addition, revenues in our large components operation increased $2.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the substantial work completed on our Duke McGuire project. Cost of revenues related to our large components operations increased $3.6 million. However, gross profit decreased $1.5 million for the six months ended June 30, 2009 compared to June 30, 2008 as a result of the higher margin projects completed during the six months ended June 30, 2008 compared to the six months ended June 30, 2009.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $0.1 million to $3.6 million for the six months ended June 30, 2009 from $3.7 million for the six months ended June 30, 2008. The decrease is primarily attributable to lower business development and license stewardship costs.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment decreased $9.5 million and $3.7 million, respectively, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Gross profit decreased $5.9 million and gross margin decreased to 37.0% for the six months ended June 30, 2009 from 39.0% for the six months ended June 30, 2008 due to decreased revenues at our Clive, Utah facility.

        Revenues at our Clive, Utah facility decreased $8.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of decreased volumes of waste processed and disposed mostly due to the completion of two major decommissioning projects during the first quarter of 2008. This decrease in revenues resulted in a decrease of cost of revenues of $3.4 million related to lower taxes, fees and equipment costs mostly attributable to the lower volumes of waste processed and disposed. The majority of costs at our Clive, Utah facility are fixed, resulting in a disproportionate decrease in cost of revenues when compared to revenues. As a result, gross profit decreased $5.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

        Revenues related to our transportation services decreased $2.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to lower shipments on major contracts. Cost of revenues related to our transportation services decreased $2.5 million due to lower shipments and additional reductions in operating and overhead costs, resulting in a $0.2 million increase in gross profit for the six months ended June 30, 2009.

        Revenues related to our manufacturing division decreased $1.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to completion of a production contract of depleted uranium tubes on March 31, 2009. Cost of revenues related to our manufacturing division increased $1.3 million due to higher overhead costs recorded during the second quarter due to excess capacity; thus, resulting in a disproportionate decrease in gross profit of $2.9 million.

        These decreases were offset, in part, by increased revenues of $4.2 million for the six months ended June 30, 2009 compared to June 30, 2008 at our Bear Creek, Tennessee facility as a result of increased receipts of waste and processing of backlog carried over from 2008 during the six months ended June 30, 2009. The majority of costs at our Bear Creek, Tennessee facility are fixed, resulting in an increase in gross profit of $3.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

        Segment selling, general and administrative expenses in our LP&D segment decreased $0.9 million to $4.4 million for the six months ended June 30, 2009 from $5.3 million for the six months ended June 30, 2008. The decrease is mostly attributable to reduced labor costs, insurance expense, taxes and costs related to business development activities.

International Segment

        Revenues in our International segment decreased $153.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $14.9 million mostly due to increased reimbursable contract cost base on our Magnox contracts. However, this increase was offset by a $167.9 million decrease due to a decline in the pound sterling exchange rates during the six months ended June 30, 2009 compared to the same period in 2008. Of the $14.9 million increase in revenues, our revenues from the Magnox contracts increased $10.1 million mostly due to higher reimbursable contract cost base. In addition, revenues related to our other UK operations increased $4.8 million.

        Cost of revenues in our International segment decreased $129.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $24.8 million. However, this increase was offset by a $154.2 million decrease due to a decline in the pound sterling exchange rates during the six months ended June 30, 2009 compared to the same period in 2008. The increase of $24.8 million is primarily due to an increase of $31.6 million of employee termination benefits related to voluntary termination of approximately 200 employees at our Magnox sites offset by lower labor and subcontractor costs. Benefits for the voluntary termination of these employees are to be paid in accordance with the Magnox Lifetime Plan, which is an agreement with Magnox, the employees, and the trade unions. These termination benefits were pre-approved by the NDA Expenditure Review Panel in 2009.

        Gross profit in our International segment decreased $23.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $9.9 million. In addition, gross profit decreased $13.6 million due to a decline in pound sterling exchange rates during the six months ended June 30, 2009 compared to the same period in 2008. Gross profit margin in our International segment was 5.7% for the six months ended June 30, 2009 compared to 7.9% for the six months ended June 30, 2008. The decrease in gross profit margin is due to lower efficiency fees recognized from our Magnox contracts with the NDA for the six months ended June 30, 2009. Most of the efficiency fees related to the contract fiscal year ended March 31, 2008 were recognized during the three months ended March 31, 2008. For the contract fiscal year ended March 31, 2009, more of the efficiency fees were recognized in the quarter ended December 31, 2008 than in the same quarter of the prior year due to earlier achievement of milestones; thus, reducing the amount recognized during the six months ended June 30, 2009. We expect this trend to continue in future periods.

        Segment selling, general and administrative expenses in our International segment increased $0.8 million for the six months ended June 30, 2009 and 2008 due to increased bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $0.8 million, or 2.2%, to $36.4 million for the six months ended June 30, 2009 from $35.6 million for the six months ended June 30, 2008. This increase is primarily attributable to increased marketing and advertising expenses related to a television advertising campaign run during the first quarter of 2009 in Utah and increased legal fees primarily related to our declaratory judgment action with the Northwest Compact.

Interest expense

        Interest expense decreased $9.1 million, or 37.0%, to $15.4 million for the six months ended June 30, 2009 from $24.5 million for the six months ended June 30, 2008. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Other income, net, increased $4.0 million, to net other income of $2.2 million for the six months ended June 30, 2009 from net other expense of $1.8 million for the six months ended June 30, 2008. The increase is mostly attributable to increases in our proportional share of income from our joint ventures in which we have a non-controlling interest of $1.6 million and remeasurement gains of $6.5 million on our US dollar denominated notes receivable with our UK subsidiary and other foreign currency transactions. These increases are offset, in part, by a decrease in the fair value of our foreign currency derivative contracts of $3.9 million.

Income taxes

        We recognized income tax expense of $6.6 million and $18.3 million for the six months ended June 30, 2009 and 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 30.0% and 36.5%, respectively. The decrease in the estimated annual effective tax rate is mostly due to the effect of research and development credits in the UK. During the six months ended June 30, 2009, we recognized a discrete income tax benefit of $0.6 million related to research and development activities in the UK.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of June 30, 2009, our principal sources of liquidity consisted of $49.9 million of cash and cash equivalents and $63.1 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $11.9 million of outstanding letters of credit. We also have a synthetic letter of credit facility of $100.0 million, all of which was outstanding as of June 30, 2009.

        During the six months ended June 30, 2009, our cash and cash equivalents increased $1.4 million, to $49.9 million. This compares to an increase in cash and cash equivalents of $5.9 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we had net cash inflows from operating activities of $24.5 million. Cash from operating activities for the six months ended June 30, 2009 included net income of $15.5 million and significant non-cash expenses including depreciation and amortization expense of $23.6 million and equity-based compensation expense of $5.5 million. Cash from operating activities was also provided from increased accounts payable and accrued liabilities of $47.2 million. The increase in accounts payable and accrued liabilities was primarily due to timing of payments to vendors of our Magnox contracts in the UK. Cash from operating activities was used by an increase in accounts receivable of $83.0 million primarily due to timing of collections on work performed on our contracts with the NDA.

        During the six months ended June 30, 2009, we had net cash outflows from investing activities of $8.6 million, primarily related to purchases of property, plant and equipment. Our cash outflows from our financing activities were $17.3 million, primarily related to repayment of debt and payment of dividends to stockholders.

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

        We have accumulated benefit obligations related to our pension plans of $2.4 billion as of December 31, 2008. See Note 19 to our audited consolidated financial statements included in the Form 10-K filed February 27, 2009 for a more detailed discussion. Approximately 99% of the accumulated benefit obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation. The plan we are required to fund related to our employees of Reactor Sites Management Company Limited, a wholly-owned subsidiary in the UK, is currently funded by regular monthly payroll contributions from us and the employees. This will be the sole source of funding until at least mid-2010 at which time the next triennial valuation of the plan will be completed. Therefore, we do not expect there to be any implications to our liquidity within the next 12 months resulting from potential incremental cash payments to maintain funding requirements.

        Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

Capital Expenditures

        We had capital expenditures of $8.2 million and $5.7 million for the six months ended June 30, 2009 and 2008, respectively. This increase of $2.5 million is mostly attributable to equipment required for the Atlas mill tailings contract and equipment and capitalizable implementation costs for a new enterprise resource planning system (Oracle EBS R12). We expect capital expenditures for the year ending December 31, 2009 will be approximately $26.0 million, which is in compliance with the debt covenants of our credit agreement, relating primarily to the capitalizable implementation costs of Oracle EBS R12 and equipment to be used at our decommissioning sites and at our facilities. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

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

        The obligations under the credit facilities are unconditional and irrevocably guaranteed by each of our existing and subsequently acquired or organized domestic subsidiaries. In addition, the credit facilities and such guarantees are secured on a first- and second-priority basis by security interests (subject to permitted liens as defined in the credit agreements governing the credit facilities) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges of voting stock of foreign subsidiaries to 65% of the voting stock of first-tier foreign subsidiaries.

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

        According to the terms of the credit agreements, at the end of each calendar quarter, we are required to make scheduled repayments of the term loans of approximately $1.5 million, adjusted for optional prepayments made, provided that the final installment shall be equal to the amount outstanding of the term loan facilities.

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of debt obligations other than specified debt obligations and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of June 30, 2009, we were required to make a mandatory prepayment of $5.9 million based on our excess cash flow.

        As of June 30, 2009, the weighted average interest rate under our credit facilities was 2.57%. At this rate and assuming an outstanding balance of $555.0 million as of June 30, 2009, our annual debt service obligations would be $20.2 million, consisting of $14.3 million of interest and $5.9 million of scheduled principal payments. However, due to optional prepayments made through June 30, 2009, only $2.9 million of our scheduled principal payments are currently due within the next year.

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

Based on the formulas set forth in the credit agreements, we are required to maintain a maximum leverage ratio of 4.25 as of June 30, 2009, 4.0 as of September 30, 2009, 3.75 as of December 31, 2009 and 3.5 from March 31, 2010 through the maturity date; a maximum first lien leverage ratio of 3.75 as of June 30, 2009, 3.5 as of September 30, 2009, 3.25 as of December 31, 2009 and 3.0 from March 31, 2010 through the maturity date; and a minimum cash interest coverage ratio of 2.75 from June 30, 2009 through December 31, 2009 and 3.0 from March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of June 30, 2009, our total leverage, first lien leverage and interest coverage ratios were 3.69, 3.69 and 4.47, respectively. As such, we have determined that we are in compliance with these financial covenants.

        We have potential debt covenant compliance risk relating to compliance with the first lien leverage ratio of our credit facilities in future periods. The potential risk is primarily a result of declining operating cash flow during 2009 compared to 2008. As previously noted, we are required to maintain a maximum first lien leverage ratio of 3.5 as of September 30, 2009, 3.25 as of December 31, 2009 and 3.0 from March 31, 2010 through the maturity date. Our first lien leverage ratio as of June 30, 2009 was 3.69. In order to maintain compliance with the financial covenants of our credit facilities, we will need to reduce our first lien leverage ratio prior to September 30, 2009 and continue to reduce the ratio in future periods. The first lien leverage ratio can be reduced by increasing our operating cash flow (as defined in our credit facilities) over the same quarter of the prior year, by reducing our first lien debt balance or through a combination of the two. Subsequent to June 30, 2009, we made an optional prepayment of $30.0 million, which reduced our first lien debt balance. In addition, we anticipate making a mandatory repayment as a result of excess cash flow (as defined in our credit facilities) of $5.9 million prior to August 15, 2009, further reducing our first lien debt balance. Based on these reductions in our debt balance and our current forecast of operating cash flows, we expect to be in compliance with our debt covenant ratios through the end of the year; however, there can be no assurances that we will achieve our current forecast of operating cash flows. Management has further plans to minimize the risk of noncompliance with our debt covenant ratios. Such plans may include some combination of the following: reducing operating costs; delaying planned capital expenditures; making additional prepayments of debt from available cash balances; selling equity securities, the proceeds of which would be used to repay debt; seeking amendments to the debt covenant ratios of our credit facilities; and restructuring our credit facilities and capitalization.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of up to $30.0 million under the first lien credit facilities plus the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the prior fiscal year. Our permitted maximum annual capital expenditures for 2009 is $45.0 million. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. As of June 30, 2009, we were in compliance with all of our covenants and other obligations under the credit facilities.

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

        In anticipation of the closing of this transaction, on July 16, 2008, we and our subsidiary, Duratek, entered into Amendment Agreements with our lenders under the current credit facilities. The Amendment Agreements provide that the existing credit agreements will be amended and restated in their entirety upon satisfaction of certain conditions including the closing of the transaction with Exelon.

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

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, at June 30, 2009.

        As of June 30, 2009, we had outstanding floating-rate term loans of $555.0 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective December 18, 2008. As of June 30, 2009, the swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $1.5 million.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of June 30, 2009, we had $100.0 million in letters of credit issued under our synthetic letters of credit facilities and $11.9 million in letters of credit issued under our revolving credit facilities. As of June 30, 2009, we had $0.7 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of June 30, 2009, the closure and post-closure state regulatory requirements for our facilities were $143.8 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO, calculated under SFAS No. 143, Accounting for Asset Retirement Obligations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of June 30, 2009, we had outstanding floating-rate term loan debt of $555.0 million, of which $8.8 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. As of June 30, 2009, our swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $1.5 million.

        A hypothetical interest rate change of 1% on our credit facilities would change our annual interest expense and related cash payment by approximately $5.6 million. In addition, a hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at

June 30, 2009 by approximately $1.5 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of June 30, 2009 we had outstanding borrowings under our credit facilities of $555.0 million with an approximate fair value of $516.2 million.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2009, would cause a change in consolidated net assets of approximately $11.5 million and a change in gross profit of approximately $3.1 million, primarily due to pound sterling- denominated exposures.

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

        On May 15, 2009, the U.S. District Court of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the "District Court Order") finding that the Northwest Compact has no authority to restrict the flow of out of region waste to EnergySolutions' facility in Clive, Utah. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in favor of EnergySolutions on June 17, 2009. The defendants in the Declaratory Judgment Action have appealed the District Court Order to the United States Circuit Court of Appeals for the 10th Circuit. After issuance of the District Court Order the NRC has solicited the views of potential parties but has not yet lifted its order holding the review of our pending import license application in abeyance.

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

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. Representatives in Congress have introduced federal legislation to ban the importation of foreign waste, and public interest groups have argued for a moratorium on disposal of depleted uranium at our Clive, Utah facility. If any efforts to limit our operations at these or any of our other current or future facilities were successful, then our business would suffer.

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

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 6.9% and 6.8% of our revenues for the six months ended June 30, 2009 and 2008, respectively. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, can affect our ability to operate the facility. Actions by states or the federal government may affect facility capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted it has authority over our Clive facility and is seeking to restrict our ability to import foreign LLRW for disposal at the facility, and federal legislation has been introduced to prohibit the importation of foreign LLRW waste. Such actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

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

        For the six months ended June 30, 2009, we derived 63.8% and 27.2% of our revenues and segment operating income, respectively, and for the six months ended June 30, 2008, we derived 69.7% and 38.9% of our revenues and segment operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

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

        A significant amount of our business of processing and disposing of radioactive materials derives directly or indirectly from existing national and state laws, regulations and programs related to pollution and environmental protection. National, state and local environmental legislation and regulations require substantial expenditures and impose liabilities for noncompliance. Accordingly, a real or perceived relaxation or repeal of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of these programs, could result in a material decline in demand for nuclear services. The ultimate impact of any changes will depend upon a number of factors, including the overall strength of the economy and the industry's views on the cost-effectiveness of remedies available under the changed laws and regulations.

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

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2008 revenues). For the six months ended June 30, 2009 and 2008, respectively, 64.0% and 69.3% of our revenues were from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the six months ended June 30, 2009 and 2008, respectively, 13.8% and 9.0% of our revenues were from contracts funded by the DOE. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

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

        During economic downturns, the ability of private and government entities to make expenditures on nuclear services may decline significantly. Economic or political conditions may be unfavorable to our industry and there may be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly funding levels at the NDA or DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox contract funding for the 2008/09 contract year increased over the 2007/08 contract year, the NDA has stated that the Magnox North and Magnox South sites, for which we are currently a prime contractor, may receive reduced funding allocations in the future so that the NDA may address other sites that contain more hazardous materials that pose a greater degree of risk. In addition, if Congress does not pass annual appropriations bills in a timely fashion, it may delay spending on new government contracts.

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

        As discussed elsewhere in this report, we have entered into an agreement with Exelon to dismantle Exelon's nuclear facility located in Zion, Illinois, which ceased operation in 1998. The NRC has issued an order approving the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions subject to the performance of certain conditions. However, because of the current market downturn, the nuclear decommissioning trust fund balance for the Zion Station, a significant portion of which is invested in the stock market, has declined in value. As a result, we intend to defer the completion of this transaction until we reaffirm that there is sufficient value in the decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. As of June 30, 2009, we have incurred costs of $13.5 million that have been deferred until the closing of the transaction. We will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

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

        Our operations require the services of highly qualified managerial and business development personnel, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction since the mid-1970s, there have been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science-based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. We face increasing competition and expense to attract and retain such personnel. Loss of key personnel or failure to attract personnel to expand our operations could have an adverse effect on our ability to operate our business and execute our business strategy.

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

        Changes in our forecasts or decreases in the value of our common stock could cause book values of certain operating segments to exceed their fair values, which may result in goodwill impairment charges in future periods. We had $528.3 million of goodwill and $343.6 million of finite-lived intangible assets, which collectively represented 52.3% of our total assets of $1.7 billion as of June 30, 2009.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of June 30, 2009, the outstanding balance under our credit facilities was $555.0 million. Our substantial debt could have important consequences to us, including the following:

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

        We currently have $11.9 million letters of credit issued against our $75.0 million revolving credit facility, which matures on June 7, 2011; a $555.0 million balance on our first lien term loan facilities, which mature on June 7, 2013 with minimum payments of $5.9 million in 2009, 2010, 2011 and 2012; and a $100.0 million synthetic letter of credit facility, which expires on June 7, 2013.

        Borrowings under our credit facilities bear interest at variable rates. As of June 30, 2009, the weighted average interest rate under our credit facilities was 2.57%. At this rate and assuming an outstanding balance of $555.0 million as of June 30, 2009, our annual debt service obligations would be $20.2 million. Based on the amount of debt outstanding and the interest rate at June 30, 2009, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.6 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

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

  •
  make capital expenditures; and

  •
  transfer or sell assets.

The agreements governing our credit facilities contain financial covenants which we may not meet with our future financial results.

        Our credit facilities contain financial covenants requiring us to maintain specified maximum leverage and minimum cash interest coverage ratios. The results of our future operations may not allow us to meet these covenants, or may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

        Our failure to comply with obligations under our credit facilities, including satisfaction of the financial ratios, would result in an event of default under the facilities. A default, if not cured or waived, would prohibit us from obtaining further loans under our credit facilities and permit the lenders thereunder to accelerate payment of their loans and withdraw the letters of credit which support our bonding obligations. If we are not current in our bonding obligations, we may be in breach of our contracts with our customers, which generally require bonding. In addition, we would be unable to bid or be awarded new contracts that required bonding. If our debt is accelerated, we currently would not have funds available to pay the accelerated debt and may not have the ability to refinance the accelerated debt on terms favorable to us or at all particularly in light of the tightening of lending standards as a result of the ongoing financial crisis. If we could not repay or refinance the accelerated debt, we would be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration or insolvency would likely have a material adverse effect on the market value of our common stock.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon Corporation regarding the decommissioning of its Zion nuclear facility located in Zion, Illinois, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2009, we had $100.0 million in letters of credit which are issued under our synthetic letter of credit facility, $11.9 million in letters of credit which are issued under the revolving portion of our credit facility and $0.7 million in surety bonds outstanding.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held on May 29, 2009. Stockholders elected for the ensuing year all of the director nominees and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for 2009. The stockholders did not approve a proposed offer to purchase outstanding stock options for cash.

        The voting results were as follows:

	Votes For	Votes Against	Abstain	Broker Non-votes
Management Proposals
Ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm for 2009	78,222,597	307,724	1,511	—
Approval to purchase certain outstanding stock options	32,226,790	43,097,869	16,854	4,607,098

	Votes For	Withheld
Election of Directors
J. Barnie Beasley, Jr.	76,887,381	3,061,230
Jordan W. Clements	56,436,256	23,512,355
R Steve Creamer	61,223,102	18,725,509
E. Gail de Planque	77,973,860	1,974,751
J.I. "Chip" Everest, II	55,423,270	24,525,341
Robert A. Whitman	76,935,441	3,013,170
Lance L. Hirt	50,411,400	29,537,211
David B. Winder	79,196,966	1,751,645

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of August, 2009.

ENERGYSOLUTIONS, INC.
By:	/s/ PHILIP O. STRAWBRIDGE Philip O. Strawbridge Executive Vice President and Chief Financial Officer