Form 10-Q
period 2009-09-30
EnergySolutions, Inc.
filed 2009-11-06
CIK 1393744

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or
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

        As of November 6, 2009, 88,333,871 shares of registrant's common stock were outstanding.

EnergySolutions, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine months ended September 30, 2009

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(in thousands of dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,392	$48,448
Accounts receivable, net of allowance for doubtful accounts	275,239	213,037
Costs and estimated earnings in excess of billings on uncompleted contracts	70,089	59,545
Income tax receivable	7,327	5,537
Inventories	12,618	11,218
Prepaid expenses	8,997	19,109
Other current assets	21,270	34,363

Total current assets	416,932	391,257
Property, plant and equipment, net	115,047	114,021
Goodwill	518,751	528,254
Other intangible assets, net	326,316	357,100
Restricted cash and decontamination and decommissioning deposits	25,621	31,712
Other noncurrent assets	181,891	128,368

Total assets	$1,584,558	$1,550,712

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$1,392	$2,954
Accounts payable	117,917	89,513
Accrued expenses and other current liabilities	178,021	177,439
Deferred income taxes	2,068	2,067
Unearned revenues	20,302	26,734

Total current liabilities	319,700	298,707
Long-term debt, less current portion	517,719	563,803
Pension liability	155,532	104,897
Facility and equipment decontamination and decommissioning liabilities	62,633	65,904
Deferred income taxes	42,426	41,385
Other noncurrent liabilities	6,191	7,197

Total liabilities	1,104,201	1,081,893

Commitments and contingencies
EnergySolutions stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,324,073 shares and 88,305,674 shares issued and outstanding	883	883
Additional paid-in capital	486,333	482,042
Accumulated other comprehensive income (loss)	(14,078)	4,895
Retained earnings (capital deficiency)	6,072	(20,034)

Total EnergySolutions stockholders' equity	479,210	467,786
Noncontrolling interests	1,147	1,033

Total equity	480,357	468,819

Total liabilities and equity	$1,584,558	$1,550,712

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2009 and 2008

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$364,853	$419,453	$1,175,547	$1,381,551
Cost of revenues	320,910	362,962	1,034,678	1,189,557

Gross profit	43,943	56,491	140,869	191,994
Selling, general and administrative expenses	25,631	30,705	86,730	88,992

Income from operations	18,312	25,786	54,139	103,002
Interest expense	(6,368)	(9,778)	(21,789)	(34,250)
Other income (expenses), net	2,988	(72)	5,215	(1,891)

Income before income taxes and noncontrolling interests	14,932	15,936	37,565	66,861
Income tax expense	(1,742)	(4,827)	(8,367)	(23,164)

Net income	$13,190	$11,109	$29,198	$43,697
Less: Net income attributable to noncontrolling interests	(334)	(207)	(885)	(907)

Net income attributable to EnergySolutions	$12,856	$10,902	$28,313	$42,790

Net income attributable to EnergySolutions per share:
Basic	$0.15	$0.12	$0.32	$0.48

Diluted	$0.15	$0.12	$0.32	$0.48

Shares used to calculate net income attributable to EnergySolutions per share:
Basic	88,315,158	88,303,500	88,308,870	88,303,500
Diluted	88,557,831	88,312,311	88,390,569	88,310,791
Cash dividends declared per common share	$0.025	$0.025	$0.075	$0.075

Comprehensive income:
Net income	$13,190	$11,109	$29,198	$43,697
Foreign currency translation adjustment	(22,178)	3,863	(21,233)	4,228
Change in unrecognized actuarial gain	77	—	2,260	336

Comprehensive income (loss)	(8,911)	14,972	10,225	48,261
Comprehensive income attributable to noncontrolling interests	(334)	(207)	(885)	(907)

Comprehensive income (loss) attributable to EnergySolutions	$(9,245)	$14,765	$9,340	$47,354

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income attributable to EnergySolutions	$28,313	$42,790
Adjustments to reconcile net income attributable to EnergySolutions to net cash provided by operating activities:
Net income attributable to noncontrolling interests	885	907
Depreciation and amortization	33,896	34,688
Equity-based compensation expense	8,697	7,388
Foreign currency transaction (gain) loss	(650)	5,343
Deferred income taxes	3,832	2,814
Amortization of debt financing fees and debt discount	3,167	2,516
(Gain) loss on disposal of property, plant and equipment	(5)	709
Unrealized loss on derivative contracts	2,746	3,341
Changes in operating assets and liabilities:
Accounts receivable	(48,884)	107,828
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,470)	(23,878)
Income tax receivable	(1,791)	8,389
Inventories	(1,399)	572
Prepaid expenses and other current assets	25,484	(33,458)
Accounts payable	21,317	(56,167)
Accrued expenses and other current liabilities	(1,480)	(10,996)
Unearned revenues	(6,452)	(3,272)
Facility and equipment decontamination and decommissioning liabilities	1,175	1,202
Restricted cash and decontamination and decommissioning deposits	1,725	2,309
Other noncurrent assets	(42,602)	(43,100)
Other noncurrent liabilities	38,329)	37,048

Net cash provided by operating activities	55,833	86,973

Cash flows from investing activities
Purchases of property, plant and equipment	(15,059)	(9,731)
Purchases of intangible assets	(558)	(351)
Proceeds from disposition of property, plant and equipment	22	33

Net cash used in investing activities	(15,595)	(10,049)

Cash flows from financing activities
Repayments of long-term debt	(47,646)	(30,210)
Dividends to stockholders	(6,623)	(6,623)
Distributions to noncontrolling interests partners	(762)	(595)
Settlement of derivative contracts	(5,839)	(1,455)
Repayments of capital lease obligations	(1,078)	(1,165)
Debt financing fees	(4,564)	(6,434)

Net cash used in financing activities	(66,512)	(46,482)

Effect of exchange rate on cash	(782)	(6,908)

Net increase in cash and cash equivalents	(27,056)	23,534
Cash and cash equivalents, beginning of period	48,448	36,366

Cash and cash equivalents, end of period	$21,392	$59,900

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

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date that we filed these financial statements in our Form 10-Q Report with the Securities and Exchange Commission on November 6, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and nine

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Basis of Presentation (Continued)

months ended September 30, 2009 are not necessarily indicative of results that can be expected for the full year.

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have included their operations in our condensed consolidated financial statements. We recorded the portion of the earnings from operations which is applicable to the noncontrolling partners as net income and comprehensive income attributable to noncontrolling interests.

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to the fourth quarter of 2008, we included letter of credit interest in cost of revenues and selling, general and administrative expenses. During the fourth quarter of 2008, we reclassified these amounts from operating expenses to interest expense in the accompanying condensed consolidated statements of operations. Accordingly, for the three and nine months ended September 30, 2008, gross profit was increased by $0.5 million and $1.9 million, respectively, and income from operations was increased $0.6 million and $2.2 million, respectively as a result of this reclassification. We have also reclassified $6.4 million from unearned revenues to accrued expenses and other current liabilities as of December 31, 2008 to conform to the current year presentation.

(3) Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued guidance on noncontrolling interests which establishes accounting and reporting guidance for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated Net income. Historically, Net income attributable to noncontrolling interests was presented as minority interest expense. Under this new guidance, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements.

        In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements will provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The required disclosures

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) Recent Accounting Pronouncements (Continued)

are presented in Note 7 on a prospective basis. This guidance does not impact the consolidated financial results as it is disclosure-only in nature.

        In April 2009, the FASB issued guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was adopted by the Company effective April 1, 2009, did not impact the Company's financial position, results of operations or cash flows during the three and nine months ended September 30, 2009.

        In May 2009, the FASB issued guidance on subsequent events which establishes general guidance for accounting for and disclosing subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires an entity to disclose the date through which subsequent events were evaluated by management. We adopted this guidance as of April 1, 2009 and the required disclosures are presented in Note 2. This guidance does not impact the Company's financial position or results of operation as it is disclosure-only in nature.

Accounting Pronouncements Issued But Not Yet Adopted

        In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009. The new requirement limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new requirement. . The Company is currently evaluating the potential impact of this guidance but does not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

        In June 2009, the FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. . The Company is currently evaluating the potential impact of this guidance but does not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) Recent Accounting Pronouncements (Continued)

        In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The new guidance provides clarification on circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses a quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) another valuation technique including one of the following: a) a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer an identical liability or b) a technique based on the amount a reporting entity would receive to enter into an identical liability. It also clarifies that both a quoted price in an active market for an identical liability at the measurement date and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for financial statements issued for interim and annual periods beginning after August 28, 2009. The adoption of this new guidance is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        In October 2009, the FASB issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this guidance but we do not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

(4) Inventories

        Inventories consist of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Parts and supplies	$603	$517
Work in process	170	3,050
Finished goods	11,845	7,651

	$12,618	$11,218

(5) Goodwill and Other Intangible Assets

        As of September 30, 2009, we had recorded $518.8 million of goodwill related to the acquisitions of Envirocare, Scientech, Duratek, BNGA, Safeguard, Parallax, RSMC, Nukem and Monserco.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) Goodwill and Other Intangible Assets (Continued)

        Other intangible assets with finite lives as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$239,059	$(44,382)	20.1 years	$239,059	$(36,995)	20.6 years
Customer relationships	169,820	(48,188)	8.5 years	182,436	(38,157)	9.1 years
Technology and other	15,037	(5,098)	6.3 years	14,479	(3,930)	6.7 years
Non competition	1,030	(962)	0.5 years	1,030	(822)	0.9 years

Total amortizable intangibles	$424,946	$(98,630)	15.3 years	$437,004	$(79,904)	15.5 years

        For the three and nine months ended September 30, 2009, amortization expense was $4.8 million and $18.7 million, respectively, as compared to $6.9 million and $21.3 million for the same periods in 2008. We do not have intangible assets that are not subject to amortization other than goodwill.

        During the three months ended September 30, 2009, the Company determined that it had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As such, the Company recorded an entry during the three months ended September 30, 2009 for $1.8 million to reduce amortization expense recorded in previous periods.

(6) Senior Credit Facilities

        On September 23, 2009, we entered into a Third Amended and Restated Credit Agreement (the "Amended ES Credit Agreement") with Citicorp North America, Inc. ("CNAI") as administrative agent and collateral agent. Concurrently with the entry into the Amended ES Credit Agreement, Duratek, Inc., a wholly-owned subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the "Amended Duratek Credit Agreement" and together with the Amended ES Credit Agreement, the "Amended Credit Agreements") with CNAI. The Amended Credit Agreements amend, restate and supersede the credit agreements dated June 7, 2006 and subsequent amendments with CNAI and the lenders identified therein.

        Our credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, term-loan facilities totaling $770.0 million, which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $11.9 million were issued as of September 30, 2009. The synthetic letter of credit facilities had $100.0 million issued as of September 30, 2009.

        As amended by the Amended Credit Agreements, borrowings under the credit facilities bear interest as follows:

  (1) in the case of the first-lien term loans, (i) the greater of the rate of interest announced by Citicorp, from time to time, as its prime rate in effect at its principal office in the city of New York, and the federal funds rate plus 0.50% per annum (the "base rate"), plus 2.25% (or 1.75%

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

  when the leverage ratio (as defined in the Amended Credit Agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0) or (ii) for any portion of the term loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 3.75% (or 3.25% when the leverage ratio (as defined in the Amended Credit Agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0);

  (2) in the case of the revolving loans, (i) the base rate plus 2.25% or (ii) for any portion of the revolving loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 3.75%; and

  (3) in the case of synthetic letters of credit, LIBOR for the period of the loan less the synthetic deposit return paid to the synthetic lenders plus 3.75% (or 3.25% when the leverage ratio (as defined in the Amended ES Credit Agreement) as of the most recently completed fiscal quarter is less than 2.0 to 1.0).

As of September 30, 2009 and December 31, 2008, the interest rate of borrowings under our term loan facilities was 4.05% and 4.14%, respectively.

        The repayment schedule for the credit facilities was not altered by the Amended Credit Agreements. As before, commencing September 30, 2006 and at the end of each calendar quarter for the next 26 quarters, the first-lien term loans under the credit facilities amortize in quarterly installments of 0.25% of the outstanding principal balance on September 30, 2006, adjusted for optional prepayments. The scheduled repayments of the term loans are approximately $1.4 million per quarter. In addition, we may be required to make mandatory principal repayments quarterly depending on our excess cash flow for the quarter and our leverage ratio as defined in the Amended Credit Agreements. Due to optional prepayments of $30.0 million made during the quarter ended September 30, 2009, we were not required to make any mandatory principal repayments as of September 30, 2009.

        As amended, the credit facilities require us to maintain certain financial ratios, including a maximum leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum leverage ratio of 4.0 from the quarter ended September 30, 2009 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.75 through the quarter ending December 31, 2009, 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.75 through the quarter ending December 31, 2009 and 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of September 30, 2009, our total leverage, first-lien leverage and interest coverage ratios were 3.31, 3.31 and 4.23, respectively.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of $30.0 million for 2009 and $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the nine months ended September 30, 2009 were $14.6 million. As of September 30, 2009, we were in compliance with all of the covenants under our credit agreements.

        Under the terms of the Amended Credit Agreements, we will be permitted to obtain credit support in an aggregate amount of up to $50.0 million in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois, which ceased operation in 1998. Such credit support may take the form of (i) new incremental commitments under the Amended Credit Agreements with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation may be secured pari passu on the same collateral securing the obligations under the Amended Credit Agreements and shall have a one year term (with auto-renewal extension provisions) but, if secured, expire prior to the term loan maturity date. The Amended Credit Agreements also include additional loan covenants and exceptions related to the Exelon Agreement and the disposition of related assets. See note 16 for further discussion of the Exelon agreement.

        Our obligations under the credit facilities continue to be guaranteed by the Company and, subject to certain exceptions, each of the Company's direct or indirect domestic subsidiaries and are secured by a lien on substantially all of the assets of the Company and each direct or indirect domestic subsidiary. In the event of default, the lenders have standard creditor remedies, including the right to foreclose on pledged assets.

        During the nine months ended September 30, 2009 and 2008, we made principal repayments totaling $47.6 million and $30.2 million, respectively, on the outstanding term loan facilities. During the nine months ended September 30, 2009 and 2008, we made cash interest payments of $18.5 million and $24.4 million, respectively. During the nine months ended September 30, 2009, we paid fees of approximately $4.6 million to the lenders to obtain the Amended Credit Agreements, which are being amortized over the remaining term of the credit facilities.

(7) Fair Value Measurements

        In 2008, the Company implemented the accounting requirements for financial assets and financial liabilities reported at fair value and related disclosures. Effective January 1, 2009, the Company prospectively implemented the accounting requirements for non-financial assets and non-financial liabilities reported or disclosed at fair value. The requirement defines fair value, establishes a three

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) Fair Value Measurements (Continued)

level hierarchy for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2009 and December 31, 2008, we had no assets or liabilities considered to be Level 1 or Level 3.

        The carrying value of accounts receivable, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities.

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. As of September 30, 2009 and December 31, 2008, we had outstanding term loans with carrying amounts of $519.1 million and $566.8 million and with fair values of approximately $513.9 million and $430.7 million, respectively.

        The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. As of September 30, 2009, the carrying amount of our foreign currency derivative and interest rate swap approximates fair value. These instruments are included in accrued expenses and other current liabilities and other noncurrent liabilities in the accompanying balance sheets and are classified as Level 2 under the fair value hierarchy. As of September 30, 2009 and December 31, 2008 the fair value of our interest rate and foreign currency derivative contracts outstanding was (in thousands):

	September 30, 2009	December 31, 2008
Assets
Fair value of derivative contracts—short term	$250	$—
Liabilities
Fair value of derivative contracts—short term	$153	521
Fair value of interest rate swap—long term	1,974	261

(8) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. As of September 30, 2009 and December 31, 2008, the fair value liability of the interest rate swap contracts was $2.0 million and $0.3 million, respectively. These contracts are not designated as accounting hedges. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net. We recognized losses of $0.5 million and $1.7 million for the three and nine months ended September 30, 2009, respectively. We recognized losses of $9,713 and $2.2 million for the three and nine months ended September 30, 2008, respectively. We do not use interest rate derivatives for trading or speculative purposes.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) Derivative Financial Instruments (Continued)

        In addition, we have foreign currency exposure related to our operations in the UK as well as other foreign locations. Exchange gains and losses resulting from this exposure are included in other income (expenses), net, in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2009, we recognized losses of $0.7 million and gains of $5.1 million, respectively. During the three and nine months ended September 30, 2008, we recognized losses of $6.4 million and $7.2 million, respectively.

        We have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our UK subsidiary. This foreign currency derivative contract is not designated as an accounting hedge. As of September 30, 2009, the fair value of the derivatives was a $0.3 million asset and a $0.2 million liability, which were included in other current assets and other current liabilities, respectively, in the accompanying balance sheets. Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net and resulted in a gain of $0.4 million and a loss of $5.2 million for the three and nine months ended September 30, 2009, respectively, and gains of $5.9 million and $4.1 million for the three and nine months ended September 30, 2008, respectively.

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

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares—basic	88,315,158	88,303,500	88,308,870	88,303,500
Dilutive effect of restricted stock and stock options	242,673	8,811	81,699	7,291

Weighted average common shares—diluted	88,557,831	88,312,311	88,390,569	88,310,791

Anti-dilutive securities not included above	5,847,979	5,691,882	5,858,879	5,737,388

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in ENV Holdings LLC ("ENV Holdings"), formerly our parent, in consideration for services rendered during the vesting period. These units did not represent ownership in ENV Holdings but rather these units entitled the holders to distributions from ENV Holdings if a distribution was paid. There were several classes of units granted and each successive class carried a lower priority on distributions. Certain units vested immediately upon grant and others vested over periods up to three years. We estimated the fair value at grant date of the units issued using both a market and an income approach and recorded compensation expense of $0.3 million for the nine months ended September 30, 2009 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. There was no compensation expense recorded for the three months ended September 30, 2009 and there is no remaining unrecognized compensation expense associated with these units.

Stock Options and Restricted Stock

        In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $3.2 million and $8.4 million during the three and nine months ended September 30, 2009, respectively, and $2.3 million and $6.9 million during the three and six months ended September 30, 2008, respectively. As of September 30, 2009, we had $18.0 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.3 years. As of September 30, 2009, there was $2.6 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.7 years.

(11) Pension Plans

        Net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$8,865	$12,137	$24,991	$37,420
Interest cost	39,361	44,753	110,957	137,985
Expected return on plan assets	(33,245)	(49,778)	(93,718)	(153,479)

	$14,981	$7,112	$42,230	$21,926

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) Income Taxes

        We recognized income tax expense of $1.7 million and $8.4 million for the three and nine months ended September 30, 2009, respectively, based on an estimated annual effective tax rate on our consolidated operations of 22.8%. We recognized $4.8 million and $23.2 million for the three and nine months ended September 30, 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 35.1%. During the three and nine months ended September 30, 2009, we recognized discrete income tax benefits, including adjustments to unrecognized tax benefits, of $1.6 million and $2.2 million, respectively, primarily related to research and development activities in the UK and in the U.S. During the nine months ended September 30, 2009 and 2008, we made income tax payments of $7.8 million and $20.5 million, respectively.

        As of September 30, 2009 and December 31, 2008, we had $2.9 million and $0.9 million, respectively, of gross unrecognized tax benefits, which may impact our annual effective tax rate in future years. These tax benefits were accounted for under guidance for accounting for uncertainty in income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company is currently in various stages of multiple year examinations by Federal taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and/or the closure on audits is highly uncertain.

(13) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International.

        The following table presents segment information as of and for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	As of and for the Three Months Ended September 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$77,007	$21,254	$52,681	$213,911	$—	$364,853
Income (loss) from operations	5,871	4,699	18,189	3,631	(14,078)	18,312
Depreciation and amortization expense	475	459	6,069	226	3,072	10,301
Purchases of property, plant and equipment	—	1,633	2,242	170	2,359	6,404

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Segment Reporting and Business Concentrations (Continued)

	As of and for the Three Months Ended September 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$84,346	$19,175	$66,159	$249,773	$—	$419,453
Income (loss) from operations	10,851	4,688	25,519	3,330	(18,602)	25,786
Depreciation and amortization expense	102	394	5,289	2,367	3,101	11,253
Purchases of property, plant and equipment	695	72	3,043	(29)	270	4,051

	As of and for the Nine months ended September 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$217,809	$66,084	$160,299	$731,355	$—	$1,175,547
Income (loss) from operations	16,136	11,659	53,592	23,272	(50,520)	54,139
Depreciation and amortization expense	1,102	1,305	16,608	4,995	9,886	33,896
Goodwill	143,514	90,129	233,193	51,915	—	518,751
Other long-lived assets(2)	34,452	17,969	218,309	79,681	90,952	441,363
Purchases of property, plant and equipment	3,968	1,897	2,786	282	6,126	15,059
Total assets(3)	278,679	151,616	537,221	450,801	166,241	1,584,558

	As of and for the Nine Months Ended September 30, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$202,057	$75,995	$183,318	$920,181	$—	$1,381,551
Income (loss) from operations	23,469	20,562	65,940	47,258	(54,227)	103,002
Depreciation and amortization expense	261	1,373	16,130	7,076	9,848	34,688
Goodwill	143,144	91,199	233,073	59,116	—	526,532
Other long-lived assets(2)	31,089	24,107	236,914	99,019	75,156	466,285
Purchases of property, plant and equipment	872	461	3,829	154	4,415	9,731
Total assets(3)	266,837	148,693	573,447	440,112	148,990	1,578,079

(1)
Intersegment revenues have been eliminated for the three and nine months ended September 30, 2009 and 2008. Intersegment revenues were $8.4 million and $17.2 million for the three and nine months ended September 30, 2009 and were not material for the three and nine months ended

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Segment Reporting and Business Concentrations (Continued)

  September 30, 2008. Revenues by segment represent revenues earned based on third-party billing to customers.

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

        As a result of the overstaffing at the four Magnox sites, we presented a termination plan to the NDA to terminate approximately 200 employees on a voluntary basis at these sites in the quarter ended March 31, 2009. The termination plan and employee termination benefits to be paid for the voluntary termination of these employees is in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA during the first quarter of 2009. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA.

        For the nine months ended September 30, 2009, we recognized expected employee termination benefits of $31.6 million, which are included in cost of revenues in the accompanying condensed consolidated statements of operations for our International Segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenues and a receivable from the NDA for the reimbursement of the employee termination benefits. Benefits are expected to be paid over the next 12 months.

        The following is a reconciliation of the beginning and ending liability balances (in thousands of dollars):

Beginning liability, December 31, 2008	$—
Employee termination benefits	31,638
Payments	(12,889)
Effect of exchange rate	3,761

Ending liability, September 30, 2009	$22,510

(15) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. We are currently involved in a legal proceeding in the U.S. District Court of Utah seeking to establish that the Northwest Interstate Compact on Low-Level Radioactive Waste Management does not have jurisdiction to regulate our facility at Clive, Utah. On

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) Commitments and Contingencies (Continued)

October 9, 2009 and October 12, 2009, two purported class actions were filed in the U.S. District Court for the Southern District of New York seeking damages arising out of alleged material disclosures and omissions in connection with our initial public offering and our July 2008 registered public offering. We intend to vigorously defend these matters. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position.

(16) License Stewardship Program

        On December 11, 2007, we, through our subsidiary ZionSolutions LLC, entered into the Exelon agreement to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Upon the closing of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (the "License Transfer").

        Subsequent to these agreements, the Zion Station decommissioning trust fund balance, a significant portion of which is invested in the stock market, declined as a result of the financial crisis that impacted the United States and world markets. On October 14, 2008, we announced that we intend to defer the transfer of the Zion Station assets until we reaffirm that there is sufficient value in the Zion decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. On August 17, 2009 we entered into an amended agreement with Exelon to extend the latest closing date under the agreement to December 11, 2011. Under the terms of the amendment, Exelon has the right to terminate the agreement at any time after December 11, 2010 upon 60 days written notice to us.

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of September 30, 2009 and December 31, 2008, we have incurred costs of $14.1 million and $12.4 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before December 11, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken steps to reduce the monthly project costs including the termination of certain employees, transferring employees to other projects and the termination of certain subcontracts and lease agreements. Any

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) License Stewardship Program (Continued)

costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated.

        On May 4, 2009, the NRC issued an order approving the License Transfer subject to ZionSolutions satisfying the NRC that (i) a $200 million letter of credit facility has been established, (ii) an irrevocable easement of disposal capacity of 7.5 million cubic feet has been established and (iii) the appropriate amount of insurance required of a licensee under the NRC's regulations has been obtained. If the License Transfer is not completed by May 4, 2010, the order approving the License Transfer expires; however, upon written application and for good cause shown, the expiration date may be extended by order of the NRC.

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

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-K filed February 27, 2009 and this report under "Item 1A—Risk Factors." Our SEC filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward looking statements, whether as a result of new information, future events or otherwise.

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

        During the three months ended September 30, 2009, the Company determined that it had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As such, the Company recorded an entry during the three months ended September 30, 2009 for $1.8 million to reduce amortization expense recorded in previous periods; thus, reducing segment selling, general and administrative expenses and increasing operating income in our International segment. Of this $1.8 million, $1.2 million related to previous periods in 2009 and $0.6 million related to periods prior to 2009.

Results of Operations

        The following table shows certain items from our income statements for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Federal Services Segment	$77,007	$84,346	$217,809	$202,057
Commercial Services Segment	21,254	19,175	66,084	75,995
LP&D Segment	52,681	66,159	160,299	183,318
International Segment	213,911	249,773	731,355	920,181

Total revenues	364,853	419,453	1,175,547	1,381,551
Cost of revenues:
Federal Services Segment	66,195	71,077	189,976	171,566
Commercial Services Segment	15,181	12,663	49,421	49,918
LP&D Segment	33,176	37,984	100,996	109,472
International Segment	206,358	241,238	694,285	858,601

Total cost of revenues	320,910	362,962	1,034,678	1,189,557
Gross profit:
Federal Services Segment	10,812	13,269	27,833	30,491
Commercial Services Segment	6,073	6,512	16,663	26,077
LP&D Segment	19,505	28,175	59,303	73,846
International Segment	7,553	8,535	37,070	61,580

Total gross profit	43,943	56,491	140,869	191,994
Segment selling, general and administrative expenses:
Federal Services Segment	4,941	2,418	11,697	7,022
Commercial Services Segment	1,374	1,824	5,004	5,515
LP&D Segment	1,316	2,656	5,711	7,906
International Segment	3,922	5,205	13,798	14,322

Total segment selling, general and administrative expenses	11,553	12,103	36,210	34,765
Segment operating income:
Federal Services Segment	5,871	10,851	16,136	23,469
Commercial Services Segment	4,699	4,688	11,659	20,562
LP&D Segment	18,189	25,519	53,592	65,940
International Segment	3,631	3,330	23,272	47,258

Total segment operating income	32,390	44,388	104,659	157,229
Corporate selling, general and administrative expenses	14,078	18,602	50,520	54,227

Total income from operations	18,312	25,786	54,139	103,002
Interest expense	(6,368)	(9,778)	(21,789)	(34,250)
Other income (expenses), net	2,988	(72)	5,215	(1,891)

Net income before income taxes and noncontrolling interests	14,932	15,936	37,565	66,861
Income tax expense	(1,742)	(4,827)	(8,367)	(23,164)

Net income	13,190	11,109	29,198	43,697
Less: Net income attributable to noncontrolling interests	(334)	(207)	(885)	(907)

Net income attributable to EnergySolutions	$12,856	$10,902	$28,313	$42,790

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Federal Services Segment

        Revenues and cost of revenues from our Federal Services segment decreased $7.3 million and $4.9 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Gross profit decreased $2.5 million while gross margin decreased to 14.0% for the three months ended September 30, 2009 from 15.7% for the three months ended

September 30, 2008 primarily due decreased activity on higher margin contracts and increased activity on lower margin contracts.

        Revenues and gross profit generated by our contract with the DOE to clean up the Atlas mill tailings near Moab, Utah increased $3.1 million and $0.1 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was primarily attributable to increased construction activity to support the waste excavation and disposal stage of the project. As a result, cost of revenues on the Moab contract increased $3.0 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

        Revenues related to engineering and technology projects within Federal Services increased $3.9 million, cost of revenues increased $3.4 million and gross profit increased $0.5 million for the three months ended September 30, 2009 compared to September 30, 2008 primarily due to increased operations on two projects. These projects provide critical technical and testing support to the DOE Waste Treatment Plant in Richland, WA.

        Revenues and cost of revenues from our Isotek Systems joint venture increased $3.2 million and $3.1 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The Isotek contract allows for the reimbursement of costs plus a fee. The cost of revenues increased due to increased design and construction activities also resulting in increased revenues. Gross profit, representing the fee less unallowable costs, increased $0.1 million for the three months ended September 30, 2009 compared to September 30, 2008.

        These increases were offset, in part, by a collective decrease of revenues, cost of revenues and gross profit of $5.8 million, $2.5 million and $3.3 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 related to two contracts at the DOE Hanford site and our Savannah River site operations contract due to substantial completion of the contracts at these sites in late 2008 and early 2009. However, we continue to generate income through our proportional share of income in the Washington River Protection Solutions joint venture at the Hanford site.

        In addition, revenues and cost of revenues from our Uranium Disposition Services joint venture, decreased $11.8 million and $11.9 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due to substantial completion of the construction phase of the project. Gross profit increased $0.1 million for the three months ended September 30, 2009 compared to September 30, 2008.

        Segment selling, general and administrative expenses in our Federal Services segment increased $2.5 million to $4.9 million for the three months ended September 30, 2009 from $2.4 million for the three months ended September 30, 2008. The increase is primarily attributable to higher bid and contract proposal expenses incurred for the submission of bids on two large federal proposals.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment increased $2.1 million and $2.5 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Gross profit decreased $0.4 million while gross margin decreased to 28.6% for the three months ended September 30, 2009 from 34.0% for the three months ended September 30, 2008 due primarily to the relative profitability of the major projects being performed in each period.

        Revenues and gross profit in our large components operations increased $3.1 million and $0.2 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to work performed on our Duke McGuire project, which is now substantially complete.

        Revenues and cost of revenues related to our commercial decommissioning services increased $1.4 million and $1.7 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 mostly due to continuing efforts on our Federated Metals project and initial work on our Pearl Harbor Navy Ship Yard project. However, gross profit decreased $0.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to additional costs incurred on projects which were delayed due to weather conditions.

        In addition, revenues and gross profit in our liquid waste processing division increased $0.6 million and $0.7 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to a higher demand for liners and additional work on existing projects.

        These increases were offset, in part, by one of our large commercial engineering and technology waste container design and fabrication projects which was completed in December 2008. This resulted in a decrease of revenues and gross profit of $1.6 million and $0.4 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

        Revenues and gross profit in our spent fuel operations decreased $1.0 million and $0.5 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease was largely attributable to the continued decrease of work due to the closure of the Barnwell disposal site to states outside the Atlantic Compact.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $0.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to decreased incentive compensation expenses based on projected shortfall of 2009 performance targets.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment decreased $13.5 million and $4.8 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Gross profit decreased $8.7 million to 37.0% for the three months ended September 30, 2009 from 42.6% for the three months ended September 30, 2008 primarily due to lower volumes of waste disposed at our Clive, Utah facility during the quarter due to delays on shipments and funding.

        Revenues and gross profit at our Clive, Utah facility decreased $10.0 million and $7.8 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a reduction of waste volumes received during the current fiscal quarter resulting from delays in waste shipments and release of funding and revenue recognized related to a contract termination during the three months ended September 30, 2008. Consequently, cost of revenues decreased $2.2 million due to the lower volumes of waste receipts for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

        Revenues and cost of revenues related to our manufacturing division decreased $4.6 million and $2.9 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to lower volume of depleted uranium tubes shipped during the three months ended September 30, 2009. As a result, gross profit decreased $1.7 million for the three months ended September 30, 2009 compared to September 30, 2008.

        Revenues and cost of revenues related to our transportation services, decreased $0.4 million and $0.7 million for the three months ended September 30, 2009, respectively, compared to the three months ended September 30, 2008 due to lower levels of waste on customer contracts. However, gross profit increased $0.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to a decrease in subcontractor and fuel costs.

        These decreases were partially offset by increased revenues at our Bear Creek facility of $1.0 million for the three months ended September 30, 2009 compared to September 30, 2008 attributable to higher volume of waste processed during the current fiscal quarter. As a result, cost of revenues and gross profit increased $0.4 million and $0.6 million, respectively, for the three months ended September 30, 2009 compared to September 30, 2008.

        Segment selling, general and administrative expenses in our LP&D segment decreased $1.4 million to $1.3 million for the three months ended September 30, 2009 from $2.7 million for the three months ended September 30, 2008. The decrease is mostly attributable to decreased incentive compensation expenses based on projected shortfall of 2009 performance targets.

International Segment

        Revenues in our International segment decreased $35.9 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $4.0 million. In addition, revenues decreased $31.9 million due to lower pound sterling exchange rates during the three months ended September 30, 2009 compared to the same period in 2008. Of the $4.0 million decrease in revenues, our revenues from the Magnox contracts decreased $10.8 million mostly due to lower reimbursable contract cost base. This decrease was offset, in part, by increased revenues of $6.8 million related to our other UK operations.

        Cost of revenues in our International segment decreased $34.9 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $3.8 million. In addition, cost of revenues decreased $31.1 million due to lower pound sterling exchange rates during the three months ended September 30, 2009 compared to the same period in 2008. Of the $3.8 million decrease in cost of revenues, our cost of revenues from the Magnox contracts decreased $9.0 million primarily due to decreased labor and subcontractor costs. This decrease was offset, in part, by net increases in cost of revenues of $5.2 million related to our other UK operations.

        Gross profit in our International segment decreased $1.0 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $0.2 million. In addition, gross profit decreased $0.8 million due to lower pound sterling exchange rates during the three months ended September 30, 2009 compared to the same period in 2008. Gross profit margin in our International segment was 3.5% for the three months ended September 30, 2009 comparable to 3.4% for the three months ended September 30, 2008.

        Segment selling, general and administrative expenses in our International segment decreased $1.3 million for the three months ended September 30, 2009 as compared to 2008 due to lower amortization expense of intangible assets offset by increased bid and proposal costs and stock compensation expense. Amortization expense of intangible assets decreased $2.2 million during the three months ended September 30, 2009. During the three months ended September 30, 2009, the Company determined that it had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As such, the Company recorded an entry during the three months ended September 30, 2009 for $1.8 million to reduce amortization expense recorded in previous periods, including $0.1 million of amortization expense that had been overstated in the three months ended September 30, 2008. In addition, amortization expense decreased $0.4 million due to lower pound sterling exchange rates during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $4.5 million, or 24.3%, to $14.1 million for the three months ended September 30, 2009 from $18.6 million for the three months ended September 30, 2008. This decrease is primarily attributable to decreased incentive compensation expenses based on projected shortfall of 2009 performance targets.

Interest expense

        Interest expense decreased $3.4 million, or 34.9% to $6.4 million for the three months ended September 30, 2009 from $9.8 million for the three months ended September 30, 2008. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Net other income increased $3.1 million to $3.0 million for the three months ended September 30, 2009 from net other expense of $0.1 million for the three months ended September 30, 2008. The increase is mostly attributable increases in our proportional share of income from our joint ventures in which we have noncontrolling interests.

Income taxes

        We recognized income tax expense of $1.7 million and $4.8 million for the three months ended September 30, 2009 and 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 22.8% and 35.1%, respectively. The decrease in the estimated annual effective tax rate is mostly due to the effect of research and development credits in the U.S. and the UK. During the three months ended September 30, 2009, we recognized a discrete income tax benefit, including adjustments to unrecognized tax benefits, of $1.6 million primarily related to research and development activities in the U.S. and the UK.

Nine months ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $15.8 million and $18.4 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Gross profit decreased $2.7 million while gross margin decreased to 12.8% for the nine months ended September 30, 2009 from 15.1% for the nine months ended September 30, 2008 primarily due decreased activity on higher margin contracts and increased activity on lower margin contracts.

        Revenues and gross profit generated by our contract with the DOE to clean up the Atlas mill tailings near Moab, Utah increased $23.2 million and $2.4 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. During the second year of the contract, the construction activity has increased to support the waste excavation and disposal stage of the project. As a result, cost of revenues on the Moab contract increased $20.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

        Revenues related to engineering and technology projects within Federal Services increased $18.4 million, cost of revenues increased $15.7 million and gross profit increased $2.7 million for the nine months ended September 30, 2009 compared to September 30, 2008 primarily due to increased operations on two projects. These projects are providing critical technical and testing support to the DOE Waste Treatment Plant in Richland, WA.

        Revenues and cost of revenues from our Isotek Systems joint venture increased $2.3 million and $2.0 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The Isotek contract allows for the reimbursement of costs plus a fee. The cost of revenues increased due to increased design and construction activities also resulting in increased revenues. Gross profit, representing the fee less unallowable costs, increased $0.3 million for the nine months ended September 30, 2009 compared to September 30, 2008.

        These increases were offset, in part, by a collective decrease of revenues, cost of revenues and gross profit of $16.8 million, $9.5 million and $7.3 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 related to two contracts at the DOE Hanford site and our Savannah River site operations contract due to substantial completion of the contracts at these sites in late 2008 and early 2009. However, we continue to generate income through our proportional share of income in the Washington River Protection Solutions joint venture at the Hanford site.

        In addition, revenues and cost of revenues from our Uranium Disposition Services joint venture decreased $12.8 million and $12.7 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to substantial completion of the construction phase of the project. Gross profit decreased $0.1 million for the nine months ended September 30, 2009 compared to September 30, 2008.

        Segment selling, general and administrative expenses in our Federal Services segment increased $4.7 million to $11.7 million for the nine months ended September 30, 2009 from $7.0 million for the nine months ended September 30, 2008. The increase is primarily attributable to higher bid and proposal expenses due to work on several significant contract proposals during the nine months ended September 30, 2009.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment decreased $9.9 million and $0.5 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Gross profit decreased $9.4 million while gross margin decreased to 25.2% for the nine months ended September 30, 2009 from 34.3% for the nine months ended September 30, 2008 due primarily to the relative profitability of the major projects being performed in each period.

        One of our large commercial engineering and technology waste container design and fabrication projects was completed in December 2008. This resulted in a decrease of revenues and gross profit of $10.1 million and $4.3 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

        Revenues and gross profit in our spent fuel operations decreased $8.4 million and $3.5 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease was mostly attributable to the acceleration of work in the first half of 2008 related to the closure of the Barnwell disposal site to states outside the Atlantic in July 2008.

        Revenues and cost of revenues related to our commercial decommissioning services increased $0.6 million and $2.8 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 mostly due to continued work on Federated Metals project and work on our Pearl Harbor Navy Ship Yard project. However, gross profit decreased $2.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to additional costs incurred on projects which were delayed due to weather conditions.

        Revenues in our large components operation increased $5.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to work performed on our Duke McGuire and Fermi projects. Cost of revenues related to our large components operations increased $6.5 million due to increased subcontractor costs. As a result, gross profit decreased $1.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

        Revenues from our liquid waste processing division increased $3.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a higher demand for liners and increased fabrication and processing of hardware. As a result, cost of revenues and gross profit increased $1.2 million and $2.5 million, respectively, for the nine months ended September 30, 2009 compared to September 30, 2008.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $0.5 million to $5.0 million for the nine months ended September 30, 2009 from $5.5 million for the nine months ended September 30, 2008. The decrease is primarily attributable to lower incentive compensation expenses based on projected shortfall of 2009 performance targets.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment decreased $23.0 million and $8.5 million, respectively, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Gross profit decreased $14.5 million and gross margin decreased to 37.0% for the nine months ended September 30, 2009 from 40.3% for the nine months ended September 30, 2008 due to decreased revenues at our Clive, Utah facility.

        Revenues at our Clive, Utah facility decreased $18.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily attributable to lower waste disposal volumes due to completion of two major decontamination and decommissioning projects during the first quarter of 2008 and delays in waste shipments during 2009. In addition, during the nine months ended September 30, 2008, we recognized revenue related to a contract termination. The decrease in revenues impacted our margins as the majority of costs at our Clive, Utah facility are fixed. Cost of revenues and gross profit decreased $5.7 million and $13.0 million, respectively, due to the lower volumes of waste processed for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

        Revenues related to our transportation services decreased $2.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to lower shipments on major contracts. Cost of revenues related to our transportation services decreased $3.2 million due to lower shipments and additional reductions in operating and overhead costs, resulting in a $0.5 million increase in gross profit for the nine months ended September 30, 2009.

        Revenues related to our manufacturing division decreased $6.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to lower volume of depleted uranium tubes shipped during the nine months ended September 30, 2009. Cost of revenues related to our manufacturing division decreased $1.6 million due to lower volumes of depleted uranium tubes shipped during the nine months ended September 30, 2009 offset by increased overhead costs. As a result gross profit decreased $4.6 million.

        These decreases were offset, in part, by increased revenues of $5.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 at our Bear Creek, Tennessee facility due to higher volume of waste processed during the nine months ended September 30, 2009 and backlog of work carried over from 2008 of unprocessed receipts. The majority of costs at our Bear Creek, Tennessee facility are fixed, resulting in an increase in gross profit of $3.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

        Segment selling, general and administrative expenses in our LP&D segment decreased $2.2 million to $5.7 million for the nine months ended September 30, 2009 from $7.9 million for the nine months ended September 30, 2008. The decrease is mostly attributable to decreased incentive compensation expenses based on projected shortfall of 2009 performance targets, other labor costs, insurance expense, taxes and costs related to business development activities.

International Segment

        Revenues in our International segment decreased $188.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $12.4 million mostly due to increased reimbursable contract cost base on our Magnox contracts. However, this increase was offset by a $201.2 million decrease due to lower pound sterling exchange rates during the nine months ended September 30, 2009 compared to the same period in 2008. Of the $12.4 million increase in revenues, our revenues from the Magnox contracts increased $0.8 million mostly due to higher reimbursable contract cost base. In addition, revenues related to our other UK operations increased $11.6 million.

        Cost of revenues in our International segment decreased $164.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $22.5 million. However, this increase was offset by a $186.8 million decrease due to lower pound sterling exchange rates during the nine months ended September 30, 2009 compared to the same period in 2008. Of the $22.5 million increase in cost of revenues, our cost of revenues from the Magnox contract increased $12.2 million primarily due to an increase of $31.6 million of employee termination benefits related to voluntary termination program of approximately 200 employees at our Magnox sites offset by lower labor and subcontractor costs. Benefits for the voluntary termination of these employees are to be paid in accordance with the existing employee and the trade union agreements. These termination benefits were pre-approved by the NDA in 2009. In addition, cost of revenues related to our other UK operations increased $10.3 million.

        Gross profit in our International segment decreased $24.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $10.2 million. In addition, gross profit decreased $14.3 million due to a decline in pound sterling exchange rates during the nine months ended September 30, 2009 compared to the same period in 2008. Gross profit margin in our International segment was 5.1% for the nine months ended September 30, 2009 compared to 6.7% for the nine months ended September 30, 2008. The decrease in gross profit margin is due to lower efficiency fees earned from our Magnox contracts with the NDA for the nine months ended September 30, 2009 related to the finalization of the efficiency fees related to the contract year ended March 31, 2009.

        Segment selling, general and administrative expenses in our International segment decreased $0.5 million for the nine months ended September 30, 2009 as compared to 2008 primarily due to a decrease in amortization expense of intangible assets for the period offset by an increase in bid and proposal expenses relating to potential contracts in the UK and other foreign locations and other administrative expenses. Amortization expense of intangible assets decreased $2.2 million during the nine months ended September 30, 2009. During the three months ended September 30, 2009, the Company determined that it had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As such, the Company recorded an entry during the three months ended September 30, 2009 to reduce amortization expense recorded in previous periods. Included in this entry was $0.6 million related to periods prior to 2009, primarily for the three months ended December 31, 2008. In addition, amortization expense decreased $1.6 million due to lower pound sterling exchange rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $3.7 million, or 6.8%, to $50.5 million for the nine months ended September 30, 2009 from $54.2 million for the nine months ended September 30, 2008. This decrease is primarily attributable to decreased incentive compensation expense based on projected shortfall of 2009 performance targets. This decrease was partially offset by increased marketing and advertising expenses related to a television advertising campaign run during the first quarter of 2009 in Utah and increased legal fees primarily related to our declaratory judgment action with the Northwest Compact.

Interest expense

        Interest expense decreased $12.5 million, or 36.4%, to $21.8 million for the nine months ended September 30, 2009 from $34.3 million for the nine months ended September 30, 2008. The decrease is primarily attributable to a decline in both our average borrowings outstanding and interest rates related to our credit facilities.

Other income (expense), net

        Net other income increased $7.1 million, to net other income of $5.2 million for the nine months ended September 30, 2009 from net other expense of $1.9 million for the nine months ended September 30, 2008. The increase is mostly attributable to $3.5 million increase in our proportional share of income from our joint ventures in which we have a noncontrolling interest and remeasurement gains of $4.6 million on our U.S. dollar denominated notes receivable from our UK subsidiary and other foreign currency transactions. These increases are offset, in part, by a decrease in the fair value of our foreign currency derivative contracts of $1.0 million.

Income taxes

        We recognized income tax expense of $8.4 million and $23.2 million for the nine months ended September 30, 2009 and 2008, respectively, based on an estimated annual effective tax rate on our consolidated operations of 22.8% and 35.1%, respectively. The decrease in the estimated annual effective tax rate is mostly due to the effect of research and development credits in the U.S. and the UK. During the nine months ended September 30, 2009, we recognized a discrete income tax benefit, including adjustments to unrecognized tax benefits, of $2.2 million primarily related to research and development activities in the U.S. and the UK.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of September 30, 2009, our principal sources of liquidity consisted of $21.4 million of cash and cash equivalents and $63.1 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $11.9 million of outstanding letters of credit. We also have synthetic letter of credit facilities of $100.0 million, all of which was outstanding as of September 30, 2009.

        During the nine months ended September 30, 2009, our cash and cash equivalents decreased $27.1 million, to $21.4 million. This compares to an increase in cash and cash equivalents of $23.5 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we had net cash inflows from operating activities of $55.8 million. Cash flows from operating activities for the nine months ended September 30, 2009 included net income of $28.3 million and significant non-cash expenses including depreciation and amortization expense of $33.9 million, equity-based compensation expense of $8.7 million, amortization of deferred financing fees of $3.2 million and deferred income taxes of $3.8 million. Cash flows from operating activities were also provided from increased accounts payable and accrued liabilities of $19.8 million and decreased accounts receivable of $48.9 million. The increase in accounts payable and accrued liabilities was primarily due to timing of payments to vendors of our Magnox contracts in the UK. The decrease in accounts receivable was primarily due to collection of funds from the NDA.

        During the nine months ended September 30, 2009, we had net cash outflows from investing activities of $15.6 million, primarily related to purchases of property, plant and equipment. Our cash outflows from our financing activities were $66.5 million, primarily related to repayment of debt, payment of dividends to stockholders, debt financing fees and settlement of derivative contracts.

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

        We have accumulated benefit obligations related to our pension plans of $2.4 billion as of December 31, 2008. See Note 19 to our audited consolidated financial statements included in the Form 10-K filed February 27, 2009 for a more detailed discussion. Approximately 99% of the accumulated benefit obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation. The plan we are required to fund related to our employees of Reactor Sites Management Company Limited, a wholly-owned subsidiary in the UK, is currently funded by regular monthly payroll contributions from us and the employees. The next triennial valuation of the plan is expected to be completed in mid 2010. In anticipation of a deficit between the amount funded and the minimum funding requirements, we contributed an additional $3.2 million to the plan. Depending on the result of the triennial valuation, we may be required to make incremental cash payments to the plan within the next 12 months to maintain minimum funding requirements.

        If we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

Capital Expenditures

        We had capital expenditures of $15.1 million and $9.7 million for the nine months ended September 30, 2009 and 2008, respectively. This increase of $5.4 million is mostly attributable to equipment required for the Atlas mill tailings contract and software licensing costs and capitalizable implementation costs for a new enterprise resource planning system (Oracle EBS R12). We expect capital expenditures for the year ending December 31, 2009 will be approximately $26.0 million, which is in compliance with the debt covenants of our credit agreement. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

Credit Facilities

        On September 23, 2009, we entered into a Third Amended and Restated Credit Agreement (the "Amended ES Credit Agreement") with Citicorp North America, Inc. ("CNAI") as administrative agent and collateral agent. Concurrently with the entry into the Amended ES Credit Agreement, Duratek, Inc., a wholly-owned subsidiary of the Company, entered into an Amended and Restated Credit Agreement (the "Amended Duratek Credit Agreement" and together with the Amended ES Credit Agreement, the "Amended Credit Agreements") with CNAI. The Amended Credit Agreements amend, restate and supersede the credit agreements dated June 7, 2006 and subsequent amendments with CNAI and the lenders identified therein.

        Our credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, term-loan facilities totaling $770.0 million, which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $11.9 million were issued as of September 30, 2009. The synthetic letter of credit facilities had $100.0 million issued as of September 30, 2009.

        As amended, borrowings under the credit facilities bear interest as follows:

  (1) in the case of the first-lien term loans, (i) the greater of the rate of interest announced by Citicorp, from time to time, as its prime rate in effect at its principal office in the city of New York, and the federal funds rate plus 0.50% per annum (the "base rate"), plus 2.25% (or 1.75% when the leverage ratio (as defined in the Amended Credit Agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0) or (ii) for any portion of the term loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 3.75% (or 3.25% when the leverage ratio (as defined in the Amended Credit Agreements) as of the most recently completed fiscal quarter is less than 2.0 to 1.0);

  (2) in the case of the revolving loans, (i) the base rate plus 2.25% or (ii) for any portion of the revolving loans as to which we have elected to pay interest on a Eurodollar basis, LIBOR plus 3.75%; and

  (3) in the case of synthetic letters of credit, LIBOR for the period of the loan less the synthetic deposit return paid to the synthetic lenders plus 3.75% (or 3.25% when the leverage ratio (as defined in the Amended ES Credit Agreement) as of the most recently completed fiscal quarter is less than 2.0 to 1.0).

As of September 30, 2009 and December 31, 2008, the interest rate of borrowings under our term-loan facilities was 4.05% and 4.14% respectively.

        The obligations under the credit facilities are unconditional and irrevocably guaranteed, subject to certain exceptions, by each of our existing and subsequently acquired or organized domestic subsidiaries. In addition, the credit facilities and such guarantees are secured on a first priority basis by security interests (subject to permitted liens as defined in the credit agreements governing the credit facilities) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges of 65% of the equity interests of first-tier foreign subsidiaries.

        According to the terms of the credit agreements, at the end of each calendar quarter, we are required to make scheduled repayments of the term loans of approximately $1.4 million, adjusted for optional prepayments made, provided that the final installment shall be equal to the amount outstanding of the term loan facilities.

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of unsecured debt obligations other than specified debt obligations (or if our total leverage ratio is less than 2.0 to 1.0, then 50% of net proceeds is applied) and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. Due to optional prepayments of $30.0 million made during the quarter ended September 30, 2009, we were not required to make mandatory principal repayments as of September 30, 2009.

        As of September 30, 2009, the interest rate of our term-loan facilities was 4.05%. At this rate and assuming an outstanding balance of $519.1 million as of September 30, 2009, our annual debt service obligations would be $26.6 million, consisting of $21.0 million of interest and $5.6 million of scheduled principal payments. However, due to optional prepayments made through September 30, 2009, only $1.4 million of our scheduled principal payments are currently due within the next year.

        As amended, the credit facilities also require us to maintain certain financial ratios, including a maximum leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum leverage ratio of 4.0 from the quarter ending September 30, 2009 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.75 through the quarter ending December 31, 2009, 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.75 through the quarter ending December 31, 2009 and 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of September 30, 2009, our total leverage, first-lien leverage and interest coverage ratios were 3.31, 3.31 and 4.23, respectively.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of a $30 million for 2009 and $40 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the nine months ended September 30, 2009 were $14.6 million. As of September 30, 2009, we were in compliance with all of the covenants under our credit agreements.

        Under the terms of the Amended Credit Agreements, we will be permitted to obtain credit support in an aggregate amount of up to $50.0 million in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Such credit support may take the form of (i) new incremental commitments under the Amended Credit Agreements with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation may be secured pari passu on the same collateral securing the obligations under the Amended Credit Agreements and shall have a one year term (with auto-renewal extension provisions) but, if secured, expire prior to the term loan maturity date. The Amended Credit Agreements also include additional loan covenants and exceptions related to the Exelon Agreement and the disposition of related assets.

Exelon Agreement

        On December 11, 2007, we, through our subsidiary ZionSolutions LLC, entered into the Exelon Agreement to dismantle Exelon's Zion Station. Upon the closing of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (the "License Transfer").

        Subsequent to this agreement, the Zion Station decommissioning trust fund balance, a significant portion of which is invested in the stock market, declined as a result of the financial crisis that impacted the United States and world markets. On October 14, 2008, we announced that we intend to defer the transfer of the Zion Station assets until we reaffirm that there is sufficient value in the Zion decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. On August 17, 2009 we entered into an amended agreement with Exelon to extend the latest closing date under the agreement to December 11, 2011. Under the terms of the amendment, Exelon has the right to terminate the agreement at any time after December 11, 2010 upon 60 days written notice to us.

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of September 30, 2009 and December 31, 2008, we have incurred costs of $14.1 million and $12.4 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before December 11, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken steps to reduce the monthly project costs including the termination of certain employees, transferring employees to other projects and the termination of certain subcontracts and lease agreements. Any costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated.

        On May 4, 2009, the NRC issued an order approving the License Transfer subject to ZionSolutions satisfying the NRC that (i) a $200 million letter of credit facility has been established, (ii) an irrevocable easement of disposal capacity of 7.5 million cubic feet has been established and (iii) the appropriate amount of insurance required of a licensee under the NRC's regulations has been obtained. If the License Transfer is not completed by May 4, 2010, the order approving the License

Transfer expires; however, upon written application and for good cause shown, the expiration date may be extended by order of the NRC.

        The Third Amended and Restated Credit Agreement includes provisions for additional credit facilities and other changes in order to facilitate the completion of the Zion Station transaction and replaces the earlier June 2008 Amendment Agreements in this respect. The Amended Credit Agreement provides for an incremental facility commitment for the Zion transaction of up to $50.0 million, inclusive of any letter of credit obligations. We are currently in discussions with Exelon regarding alternative approaches to securing our performance under the Exelon Agreement other than by providing the $200.0 million letter of credit that is currently required. Accordingly, the completion of the Zion Station acquisition is dependent among other things, on the continued recovery and stabilization of the value of the decommissioning fund and our ability to reach a mutually agreeable amendment to the Exelon Agreement regarding the letter of credit requirement.

        A change to the Exelon Agreement may require us to seek additional regulatory approvals or amend our previous approval applications, including our application and the conditional consent from the NRC to the License Transfer. These amendments and approvals may take significant additional time to obtain and whether they can be obtained may be dependent on the nature of the changes to the Exelon Agreement that are ultimately negotiated with Exelon.

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment at September 30, 2009.

        As of September 30, 2009, we had outstanding floating-rate term loans of $519.1 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective December 18, 2008. As of September 30, 2009, the swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $2.0 million.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of September 30, 2009, we had $100.0 million in letters of credit issued under our synthetic letters of credit facilities and $11.9 million in letters of credit issued under our revolving credit facilities. As of September 30, 2009, we had $0.7 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of September 30, 2009, the closure and post-closure state regulatory requirements for our facilities were $142.0 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO, calculated under authoritative guidance for Asset Retirement Obligations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of September 30, 2009, we had outstanding floating-rate term loan debt of $519.1 million, of which $1.4 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. As of September 30, 2009, our swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $2.0 million.

        A hypothetical interest rate change of 1% on our credit facilities would change our annual interest expense and related cash payment by approximately $5.2 million. In addition, a hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at September 30, 2009 by approximately $1.2 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of September 30, 2009 we had outstanding borrowings under our credit facilities of $519.1 million with an approximate fair value of $513.9 million.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2009, would cause a change in consolidated net assets of approximately $12.5 million and a change in gross profit of approximately $3.5 million, primarily due to pound sterling-denominated exposures.

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

        The States of Tennessee and Utah have confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those states. However, the former Governor of the State of Utah announced on April 23, 2008 that he would send his representative to the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the "Northwest Compact") to vote against any proposal that would allow us to receive international waste at our Clive facility.

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

        On October 6, 2008, the NRC approved an order holding in abeyance its decision with respect to our pending import license application until the Company's declaratory judgment action has been resolved by the Courts.

        On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the

"District Court Order") finding that the Northwest Compact has no authority to restrict the flow of out of region waste to EnergySolutions' facility in Clive, Utah. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in favor of EnergySolutions on June 17, 2009. The defendants in the Declaratory Judgment Action have appealed the judgment to the United States Circuit Court of Appeals for the 10th Circuit. After issuance of the District Court Order the NRC has solicited the views of potential parties but has not yet lifted its order holding the review of our pending import license application in abeyance.

        We intend to vigorously prosecute our declaratory judgment action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative during fiscal 2009 and beyond until the appellate process is concluded.

        On October 9, 2009 a purported class-action lawsuit captioned City of Roseville Employees' Retirement System vs. EnergySolutions, et al., was filed in the United States District Court for the Southern District of New York, Civil Number 09 CV 8633. On October 12, 2009 a second complaint was filed in the same court captioned Building Trades United Pension Trust Fund vs. EnergySolutions Inc., et al., Civil Number 09 CV 8648. The complaints are very similar and name as defendants the Company, current and prior directors, certain officers of the Company, the lead underwriters in the Company's initial public offering ("IPO") in November 2007 and the secondary offering in July 2008 (the "July 2008 Offering") and ENV Holdings, LLC, the former parent of the Company. The plaintiffs allege that the registration statements and prospectus for the IPO and the July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein regarding the potential size of the nuclear services market, the Company's ability to take advantage of opportunities in that market in the near term, the status and prospects of the Company's rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, the status and prospects of the Company's license stewardship initiative, and other matters. The complaints seek to include all purchasers of the Company's stock from November 14, 2007 through October 14, 2008 as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 Offering, and such other relief as the court may find just and proper.

        We believe the facts and legal claims alleged in the complaints are without merit and intend to vigorously defend the litigation.

Item 1A.    Risk Factors.

        The following risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. These risk factors do not reflect any material changes from the risk factors previously disclosed in our report on Form 10-K for the year ended December 31, 2008 except as follows:

  •
  we have added a risk factor, "Investor lawsuits could adversely affect our business and financial position," to address the risks associated with the recently filed purported class actions and other investor lawsuits that may be filed in the future;

  •
  we have modified the risk factors "We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us" and "Our business depends on the continued operation of our Clive, Utah facility" to address the NRC limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium;

  •
  we have modified the risk factor "As a government contractor and recipient of Recovery Act funds, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business" to discuss the risks associated with our receipt of funds from the federal American Recovery and Reinvestment Act and similar programs;

  •
  we have updated the risk factor "We may not be successful in entering into license stewardship arrangements with owners and operators of shut-down nuclear reactors" to address the risks associated with the interplay between our Amended Credit Agreements and the Exelon Agreement;

  •
  we have updated the risk factor "The agreements governing our credit facilities contain financial covenants which we may not meet with our future financial results" to reflect changes in the terms of our credit facilities; and

  •
  we have generally updated financial information and cross-references to reflect changes to our financial results since December 31, 2008.

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

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the former governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. Representatives in Congress have introduced legislation to ban the importation of foreign waste, and public interest groups have argued for a moratorium on disposal of depleted uranium at our Clive facility. Depleted uranium is Class A waste that has been disposed at our Clive facility. The NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, preparation of the site-specific analysis that we expect to be required could result in a delay or changes in how we dispose of depleted uranium at our Clive facility, which could adversely affect our business. If any regulatory, environmental or legislative efforts to limit or delay our operations at our current or future facilities were successful, then our business would be adversely affected.

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

        In addition, we may seek to address public and political opposition to our business activities through voluntary limitations on our operations. For example, as part of our response to public statements made by public interest groups and the former governor of Utah regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility, we voluntarily agreed with the former governor to withdraw a request for a license amendment to increase our capacity at our Clive facility. We are also experiencing both local and national expressions of opposition to the importation of LLRW from international sources, including opposition articulated in U.S. congressional proposals and from the Northwest Compact. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, was created pursuant to a federal statute that enables states to enter into interstate compacts for the purposes of managing LLRW. In response to this opposition, we have volunteered to limit the amount of foreign LLRW accepted at our Clive facility to a maximum of 5% of the total remaining facility capacity. We also filed a declaratory judgment action in the U.S. District Court in Utah seeking an order that the Northwest Compact does not have jurisdictional or regulatory authority over our Clive facility and that the Northwest Compact may not discriminate between domestic and foreign materials. See the discussion under "Legal Proceedings" for the current status of this litigation. Our actions to diffuse public and political opposition to our business can divert time and resources away from our core business operations and strategies, and failure to achieve the intended results of our actions may have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the continued operation of our Clive, Utah facility.

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 7.1% and 7.4% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, including regulations addressing the disposition of depleted uranium and the importation of foreign waste, can affect our ability to operate the facility. Depleted uranium is Class A waste that has been disposed at our Clive facility. The NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, preparation of the site-specific analysis that we expect to be required could result in a delay or changes in how we dispose of depleted uranium at our Clive facility, which could adversely affect our business. Actions by states or the federal government may affect facility capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted it has authority over our Clive facility and is seeking to restrict our ability to import foreign LLRW for disposal at the facility, and federal legislation has been introduced to prohibit the importation of foreign LLRW waste. Any of the foregoing actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

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

  •
  our contract with the NDA, under which we generally recognize most efficiency fees in the first and fourth calendar quarter of each year;

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

        Fluctuations in quarterly results, lower than anticipated revenues or our failure to meet financial guidance or published analysts' forecasts, could have a negative effect on the price of our common stock.

Our international operations involve risks that could have a material adverse effect on our results of operations.

        For the nine months ended September 30, 2009, we derived 62.2% and 22.2% of our revenues and segment operating income, respectively, and for the nine months ended September 30, 2008, we derived 66.6% and 30.1% of our revenues and segment operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

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

  •
  increases in taxes;

  •
  limitations on the ability to repatriate foreign earnings; and

  •
  natural disasters or other crisis.

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

        Our business strategy includes bidding on government contracts as a lead prime contractor in a consortium. We expect to bid on a significant portion of the approximately $21.3 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional nuclear services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

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

Investor lawsuits could adversely affect our business and financial position.

        Two purported class-action lawsuits were filed against us in October, 2009. These lawsuits name the Company, current and prior directors of the Company, certain of our officers, the lead underwriters in our initial public offering and the July 2008 registered public offering, and ENV Holdings, LLC, our former parent. Under our organizational documents and contractual agreements, we have indemnification obligations to all of the named defendants. The lawsuits allege that the registration statements and prospectuses for the two offerings contained inaccurate statements of material facts and omitted material information required to be disclosed therein. The lawsuits seek to certify a class consisting of all purchasers of our stock from November 14, 2007 through October 14, 2008. Our stock price varied from approximately $27.90 to $5.64 during that period. We expect there will be additional similar lawsuits filed in the near future. If plaintiffs' are successful in certifying a class and establishing the allegations in the lawsuits, it could materially adversely affect our financial condition. Even if we are successful in defending against the allegations of the lawsuits, we may incur significant costs for legal fees and our indemnification obligations to other named defendants. We may also incur increased costs for renewal of our directors and officers' liability insurance. In addition, defense of the lawsuits will involve the commitment of significant Company resources and may demand the time and attention of our employees, officers and directors, particularly those who are personally named, to the detriment of our business operations.

The loss of one or a few customers could have an adverse effect on us.

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2008 revenues). For the nine months ended September 30, 2009 and 2008, respectively, 62.7% and 66.3% of our revenues were from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the nine months ended September 30, 2009 and 2008, respectively, 14.9% and

10.5% of our revenues were from contracts funded by the DOE. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

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

As a government contractor and recipient of American Recovery and Reinvestment Act funds, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

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

        Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False

Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. Some of our projects receive funding under the federal American Recovery and Reinvestment Act or similar federal and state programs designed to provide financial assistance to create jobs, improve energy efficiency, encourage the development of renewable energy, and meet critical infrastructure needs. The receipt of these funds subjects us to additional regulatory oversight and reporting requirements, which impose additional administrative burdens and costs on our business. Failure to comply with applicable regulations, requirements or statutes could disqualify us from receiving recovery funding, result in the termination or suspension of our existing government contracts, impose fines or other penalties on us, or result in our suspension or disbarment from government contracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our government contracting or the receipt of recovery funding, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

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

  •
  we may fail to obtain the necessary approvals and licenses from the NRC and the applicable state public utility commission on terms we find acceptable, or at all;

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

        As discussed elsewhere in this report, we have entered into an agreement with Exelon to dismantle Exelon's nuclear facility located in Zion, Illinois, which ceased operation in 1998. The NRC has issued an order approving the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions subject to the performance of certain conditions, including the issuing of a letter of credit required under the agreement with Exelon in the amount of $200.0 million. By its terms, this order expires if the transaction has not closed by May 4, 2010. However, because of the recent market downturn, the nuclear decommissioning trust fund balance for the Zion Station, a significant portion of which was invested in the stock market, declined in value. As a result, we intend to defer the completion of this transaction until we reaffirm that there is sufficient value in the decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. On August 17, 2009 we amended our agreement with Exelon to extend the required closing date to December 11, 2011. Under the terms of the amendment Exelon has the right to terminate the agreement if it is not closed by December 11, 2010 upon 60 days notice to us. On September 23, 2009 we entered into an amended and restated credit agreement that limited our credit facility for the Exelon transaction to $50.0 million inclusive of any letter of credit obligation. Consequently, we will not be able to close the transaction with Exelon unless we are able to negotiate a mutually acceptable amendment or obtain an increase to our credit facility in the future. If we do negotiate an amendment with Exelon, or if the transaction does not close by May 4, 2010, we may need to obtain a new order from the NRC or seek an amendment of the current order. As of September 30, 2009, we have incurred costs of $14.1 million that have been deferred until the closing of the transaction. We will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        Our inability to successfully complete the transaction with Exelon may adversely affect our ability to enter into other license stewardship arrangements, which may have an adverse effect on our future business, financial position, results of operations and cash flows.

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

        We may not be able to identify suitable acquisition targets or negotiate attractive terms in the future. In addition, our ability to complete acquisitions is limited by covenants in our credit facilities and our financial resources, including available cash and borrowing capacity. Given the serious decline in our stock price and tight debt markets, we may be unable to make acquisitions. If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected. We made no significant acquisitions during 2008 or 2009 to date.

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

        Changes in our forecasts or decreases in the value of our common stock could cause book values of certain operating segments to exceed their fair values, which may result in goodwill impairment charges in future periods. We had $518.8 million of goodwill and $326.3 million of finite-lived intangible assets, which collectively represented 53.3% of our total assets of $1.6 billion as of September 30, 2009.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of September 30, 2009, the outstanding balance under our credit facilities was $519.1 million. Our substantial debt could have important consequences to us, including the following:

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

        We currently have $11.9 million letters of credit issued against our $75.0 million revolving credit facility, which matures on June 7, 2011; a $519.1 million balance on our first-lien term loan facilities, which mature on June 7, 2013 with minimum payments of $2.8 million in 2010 and $5.6 million in 2011 and 2012; and a $100.0 million synthetic letter of credit facility, which expires on June 7, 2013.

        Borrowings under our credit facilities bear interest at variable rates. As of September 30, 2009, the interest rate of our term-loan facilities was 4.05%. At this rate and assuming an outstanding balance of $519.1 million as of September 30, 2009, our annual debt service obligations would be $26.6 million. Based on the amount of debt outstanding and the interest rate at September 30, 2009, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.2 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

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

        We currently have equity interests in joint ventures and may enter into additional joint ventures in the future. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon Corporation regarding the decommissioning of its Zion nuclear facility located in Zion, Illinois, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2009, we had $100.0 million in letters of credit which are issued under our synthetic letter of credit facility, $11.9 million in letters of credit which are issued under the revolving portion of our credit facility and $0.7 million in surety bonds outstanding.

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

Item 6.    Exhibits.

10.1	Form of Director Compensation Term Sheet.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of November, 2009.

ENERGYSOLUTIONS, INC.
By:	/s/ PHILIP O. STRAWBRIDGE Philip O. Strawbridge Executive Vice President and Chief Financial Officer