Form 10-K
period 2009-12-31
EnergySolutions, Inc.
filed 2010-03-01
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, was approximately $802 million based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 26, 2010, 88,499,706 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Sections of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2010, namely: "Compensation Discussion and Analysis," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions and Director Independence" and "Principal Accounting Fees and Services," are incorporated in this Form 10-K by reference under Part III.

ENERGYSOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2009

 GLOSSARY OF DEFINED TERMS

        The following defined terms are used throughout this Annual Report on Form 10-K.

AEA	Atomic Energy Act of 1954, as amended
ARO	Asset Retirement Obligation
ASX	Autosampling Pneumatic Transfer System
BNGA	BNG America LLC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
D&D	Decontamination and Decommissioning
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
ERA	Energy Reorganization Act of 1974
HSE	Health and Safety Executive
HSWA	Hazardous and Solid Waste Amendments of 1984
LANL	Los Alamos National Laboratory
LIBOR	London Interbank Offer Rate
LLRW	Low-Level Radioactive Waste
M&O	Management and Operation
MLLW	Mixed Low-Level Waste
NDA	U.K. Nuclear Decommissioning Authority
NII	HM Nuclear Installations Inspectorate
NORM	Naturally Occurring Radioactive Material
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYSE	New York Stock Exchange
ORNL	Oak Ridge National Laboratory
OSHA	Occupational Safety and Health Administration
PRS	Paducah Remediation Services, LLC
RCRA	Resource Conservation and Recovery Act of 1976
REA	Request for Equitable Adjustment
RFP	Request for Proposal
RSA 1993	Radioactive Substances Act 1993
RSMC	Reactor Sites Management Company
SAFSTOR	Safe Storage (nuclear plant in retirement)
SEC	U.S. Securities and Exchange Commission
SEPA	Scottish Environment Protection Agency
SMUD	Sacramento Municipal Utility District
SRS	Savannah River Site
TN DEC	Tennessee Department of Environment and Conservation
TSCA	Toxic Substances Control Act
USEC	United States Enrichment Corporation
WCS	Waste Control Specialists
WRPS	Washington River Protection Solutions LLC

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Form 10-K. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

        We derive almost 100% of our revenues from the provision of nuclear services and believe that virtually every company or organization in the United States that holds a nuclear license uses our services or facilities, directly or indirectly. Our government customers include the United States Department of Energy ("DOE"), United States Department of Defense ("DOD") and United Kingdom Nuclear Decommissioning Authority ("NDA"). Our commercial customers include many of the largest owners and operators of nuclear power plants in the United States, such as Constellation Energy Group, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation and Florida Power & Light Company. We have entered into long-term arrangements, which we refer to as "life-of-plant" contracts, with nuclear power and utility companies representing 84 of the 104 operating nuclear reactors in the United States. Under these long-term arrangements, we have typically agreed to process and dispose of substantially all low-level radioactive waste ("LLRW") and mixed low-level waste ("MLLW") generated by their nuclear power plants, and ultimately the waste materials generated from the D&D of those plants. Our commercial customers also include hospitals, pharmaceutical companies, research laboratories, universities or research reactors, industrial facilities and other commercial facilities.

        We operate strategic facilities designed for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. According to the U.S. General Accounting Office, our facility in Clive, Utah is the largest privately-owned LLRW disposal site in the United States and currently handles over 95% of all commercial LLRW disposal volume in the United States. We also manage 10 sites in the United Kingdom with 22 reactors for the NDA, of which four are currently operating and producing electricity and 18 are in various stages of decommissioning. We have a comprehensive portfolio of nuclear processing technology and know-how, supported by more than 282 patents that we own or license. As of December 31, 2009, we had more than 5,000 employees, including approximately 1,200 scientists and engineers and 400 radiation and safety professionals. Approximately 3,000 of our employees are located at the 10 sites we manage in the United Kingdom. We also manage approximately 200 site employees at various DOE sites. We have received multiple awards for our safety record.

        We provide our services through four business segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"); and International. When a project involves the provision of both specialized on-site nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, will coordinate with our LP&D segment to provide integrated services.

        Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the D&D division of Scientech, LLC in October 2005, BNG America LLC ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited ("ESEU")), in December 2006, Parallax, Inc. ("Parallax") in January 2007, Reactor Sites Management Company ("RSMC") in June 2007, NUKEM Corporation ("NUKEM") in July 2007, and Monserco Limited ("Monserco") in December 2007. Our acquisition of RSMC significantly expanded our international capabilities. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment. For the year ended December 31, 2009, we derived 60.8% and 26.0% of our revenues and operating income, respectively, from our operations outside North America.

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

        Government customers have in the past and may in the future account for a significant portion of our revenues. During the fourth quarter of 2007 and the first quarter of 2008, we assumed voting control over two joint ventures at the request of the DOE. Consolidation of these joint ventures added

$108.8 million and $122.8 million to our segment revenues in 2009 and 2008 respectively. Revenues from DOE contractors and subcontractors represented approximately 15.8% in 2009, 11.2% in 2008 and 16.7% in 2007 of our total consolidated revenues.

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

        On May 29, 2008, we won the contract for the management of all high-level waste/tanks systems at Hanford as part of the Washington River Protection Solutions LLC ("WRPS") team. WRPS has the responsibility for safely managing approximately 53 million gallons of radioactive and chemical waste until it can be prepared for disposal. This is one of the largest and most complex environmental cleanup projects in the DOE complex. The waste, stored in 177 underground tanks near the center of the Hanford Site, will be vitrified into glass logs in a treatment plant that is now under construction at Hanford. WRPS will also be responsible for safely storing the treated waste until permanent disposal facilities are available. Under separate agreements, we provide management and technical services as a subcontractor to other prime contractors at the Hanford site. For example, we designed the vitrification system for the high-level waste treatment plant, and we continue to provide engineering, research and testing services to the DOE. We also manage and support several subprojects, including the following:

  •
  planning, strategy and implementation;

  •
  budgeting;

  •
  cost and schedule baseline management;

  •
  achievement of performance agreements with DOE; and

  •
  associated health and safety services, including regulatory compliance, nuclear safety, transportation and packaging, industrial and radiological safety and quality assurance.

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

        We built the Advanced Mixed Waste Treatment Plant at the Idaho National Laboratory to safely treat transuranic-contaminated waste for final disposal at the Waste Isolation Pilot Plant in Carlsbad, New Mexico. The contract for continued operation of the Advanced Mixed Waste Treatment Plant is currently out for competition. We have submitted an application as part of a team with respect to the contract and our team has been selected as a finalist for the award. We expect the contract to be awarded in early 2010.

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

        Through a joint venture with Los Alamos Technical Associates, we are currently providing environmental management services at the Portsmouth Gaseous Diffusion Plant project, including site characterization, decommissioning, waste processing and environmental restoration. The contract for continued decommissioning and decontamination activities of the Portsmouth Gaseous Diffusion Plant is currently out for competition. We have submitted an application as the lead of a team with respect to the contract. We expect the contract to be awarded in late 2010.

The Paducah Gaseous Diffusion Plant

        The Paducah Gaseous Diffusion Plant occupies approximately 750 acres of a 3,600 acre federal site located approximately 15 miles west of Paducah, Kentucky. The Paducah site began operations in 1952 to produce low assay enriched uranium for use as commercial nuclear reactor fuel. In 1993, uranium enrichment operations were turned over to USEC as a result of the Energy Policy Act of 1992. Under USEC, production of enriched uranium for use in the United States and abroad continues today.

        Over the past several years, we have been responsible for the waste management program at the Paducah site. A contract for the continued remediation activities at the Paducah Gaseous Diffusion Plant is currently out for competition. We have submitted an application as part of a team with respect to the contract. We expect the contract to be awarded in the summer or fall of 2010.

Atlas Mill Tailings Cleanup

        In June 2007, the DOE awarded us a contract to clean up the Atlas mill tailings that lie alongside the Colorado River near Moab, Utah. The site encompasses approximately 435 acres, of which approximately 130 acres contain uranium mill tailings (16 million tons). This contract includes the design and construction of the disposal cell, design and construction of the transportation system and shipment and disposal of 2.5 million tons of tailings. In 2009, this project received an additional $104 million in American Recovery & Reinvestment Act funding to transport and dispose of an additional 2 million tons of tailings material. The contract runs through September 2011.

Los Alamos National Laboratory

        Los Alamos National Laboratory (LANL), located in northern New Mexico, is a research facility of the National Nuclear Security Administration that is managed by Los Alamos National Security LLC.

        Since its inception in 1943, the primary mission of LANL has been focused on high-level science and technology essential to national defense and global security. Many of the activities and operations at LANL have produced solids, liquids, and gases that contain radioactive and non-radioactive hazardous materials. Such activities include conducting research and development programs in basic and applied chemistry, biology, and physics; fabricating and testing explosives; cleaning chemically contaminated equipment; and working with radioactive materials. Since environmental management work began in 1989, the number of legacy sites requiring further action has been reduced by approximately 60 percent through active remediation, or by confirming that no action is needed.

        In September 2009, we were awarded task orders valued at $18 million to install and operate two transuranic waste processing lines. These lines will process over 1,000 drums of transuranic waste to prepare them for shipment to the DOE Waste Isolation Pilot Plant for disposal.

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

        Examples of our on-site commercial nuclear services include:

  •
  Decontamination and Decommissioning.  We have been providing D&D services for over 20 years. This includes decontamination of commercial nuclear power plants, test reactor facilities, nuclear research laboratories, and industrial facilities that used nuclear materials in their processes and applications. The following examples highlight the scope of the D&D services that we have provided to our commercial customers in recent years:

  •
  Sacramento Municipal Utility District—Rancho Seco Reactor Building D&D. We completed two projects for the Sacramento Municipal Utility District ("SMUD") under separate contract awards. In 2007, we began work to demolish, package, and transport approximately 36 million pounds of interior building concrete and structural steel from the Reactor Building at the Rancho Seco Nuclear Generating Station owned by SMUD. In addition to internal structures, the 250-ton polar crane was dropped using shaped charge explosives and further segmented and packaged for disposal. Waste was transported to our Clive disposal site by rail service. All work was successfully completed in 2008. Separately, SMUD entered into a disposal contract for disposal of the reactor building radioactive waste. This contract was also completed in 2008.

  •
  GE-Vallecitos—Hot Cell Facility D&D. We were contracted by GE-Hitachi to decontaminate Hot Cell 4 (also referred to as an Alpha Cell) at General Electric's VNC Radioactive Material Laboratory in California. The primary goal of this activity was to minimize, segregate, and remove all transuranic materials, including the cell liner, from Hot Cell 4, then refurbish the cell manipulators, and return the hot cell to service. The hot cell decontamination was completed by the end of 2009. We provided all packaging of the transuranic waste and supported the shipment of the waste to the DOE's Waste Isolation Pilot Plant facility.

  •
  Cornell University—Ward Research Reactor D&D—In mid-2007, we completed the D&D and site restoration of the 26,000 square feet facility originally containing the 500 kilowatt TRIGA research and training reactor and Zero Power Reactor, at the Ward Nuclear Studies Center of Cornell University in Ithaca, New York. This turn-key project, completed in approximately 4 years, included plan preparation, sub-contractor oversight; demolition and decontamination of the reactors, size reduction of reactor components, packaging, transportation, and final disposal of all waste and components, and preparation of the final site survey, used by the U.S. Nuclear Regulatory Commission ("NRC") in evaluating and approving the site for free-release.

  •
  Advanced Medical Systems—Hot Cell Facility D&D—We were contracted by Advanced Medical Systems to perform decommissioning activities at the vacant manufacturing facilities on London Road in Cleveland, Ohio. The site was previously used to manufacture medical therapeutic irradiators. High levels of unconsolidated CO-60 were present in the facility's hot cell, waste hold-up tank room and support facilities. The hot cell has been cleaned out using remote manipulators and a remote waste-handling system, and the waste has been shipped to our disposal facility in Barnwell, South Carolina.

  •
  Quehanna Wild Area (Karthaus, PA)—Hot Cell Facility D&D—Under contract to the State of Pennsylvania, we completed the final phases of the remediation project for the Quehanna site. The scope of work included site characterization, decontamination and demolition of the former pool reactor and hot cell complex. All site buildings have been removed and the site is in the process of being returned to greenfield condition. Over the course of the contract, we removed, packaged and prepared for shipment and disposal over 60,000 cubic feet of contaminated waste. Approximately 100 shipments of waste consisting of tanks, piping, pumps, structural steel, HVAC units, ventilation ducts, trash, soil, asbestos insulation, equipment, manipulator components, underground storage tanks, and drums of radioactive material were ultimately sent to our disposal sites in Clive, UT, and Barnwell, SC, and to the Nevada Test Site, for final disposal. Scope also included design and operation of a remote-controlled system to recover, consolidate, and package radioactive source material for disposal. The project was completed in 2009 and the license was terminated by the Pennsylvania Bureau of Radiation Protection following independent verification that all radioactive materials had been removed in accordance with the approved decommissioning and license termination plans.

    •
    Pearl Harbor Naval Shipyard—Refueling Complex Decommissioning. In July 2009, we were awarded a $9.3 million delivery order for the Phase 1 dismantlement and decommissioning of the S3G/S6G nuclear submarine refueling complex at Pearl Harbor, including waste disposal at our Clive, Utah facility. The Phase 1 work was completed in 2009 and included removal of over 2 million pounds of waste which was shipped by ocean, rail, and highway to our Bear Creek waste processing facility in Oak Ridge, Tennessee. A new delivery order for Phase 2 work is expected to be issued in 2010.

  •
  Site Remediation and Restoration.  We provide site characterization, remediation, and release survey services to clients who have radioactively contaminated sites, including facilities that are currently licensed at the federal and state level by either the NRC or NRC-Agreement States. We also provide remediation services at legacy facilities where no license currently exists or where licenses were previously terminated, but residual contamination remains above current regulatory guidelines. We anticipate increased movement of legacy sites from initial planning stages into the site cleanup phase over the next several years. Examples of site remediation projects in recent years include:

  •
  ASARCO Federated Metals Soil Remediation Project. We are currently managing the remediation of contaminated soil and debris at the former ASARCO Federated Metals site in Houston, Texas. We have responsibility for soil remediation at the 20-year old site pursuant to a $19 million contract with Environmental Liability Transfer, Inc., which acquired the site from the ASARCO bankruptcy estate. Work scope includes erosion and sediment control, surveying and sampling, site clearing, waste characterization, excavation, removal, packaging, transportation and disposal of up to 800,000 cubic feet of radioactive, hazardous, and mixed waste from a 14-acre site. We expect work on this contract to be completed in 2010.

  •
  Whittaker Corporation Site Remediation Project. We were contracted to provide remediation of a 5.7 acre site of slag and soil byproducts located along the Shenango River in Transfer, Pennsylvania. The Whittaker Corporation, as well as prior owners of the site, used raw source material containing licensable quantities of thorium and uranium to process rare earth metals on site. The remediation will be accomplished by means of site clearing, excavation of soil, soil separation, radiological waste minimization, and waste segregation. After completion of decommissioning activities, the site will have been remediated to levels that will permit license termination for unrestricted use. The expected completion date for unrestricted use is 2011.

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

            On December 11, 2007, we, through our subsidiary ZionSolutions LLC, entered into an agreement (the "Exelon Agreement") with Exelon Generation Company, LLC ("Exelon") to dismantle Exelon's nuclear facility located in Zion, Illinois ("Zion Station"). Upon the closing of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (the "License Transfer").

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

            On May 4, 2009, the NRC issued an order approving the License Transfer subject to ZionSolutions satisfying the NRC requirement that (i) a $200 million letter of credit facility has been established, (ii) an irrevocable easement of disposal capacity of 7.5 million cubic feet has been established and (iii) the appropriate amount of insurance required of a licensee under the NRC's regulations has been obtained. If the License Transfer is not completed by May 4, 2010, the order approving the License Transfer expires; however, upon written application and for good cause shown, the expiration date may be extended by order of the NRC.

  •
  Large Component Disposition.  Our expertise, personnel and equipment enable us to prepare large components for transport via public highway, waterway, rail or combinations thereof to ensure safety and compliance with regulatory requirements. Large components include overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. Transportation, processing and disposal of these large components are often handled through our LP&D segment.

    •
    Duke Energy Carolinas, LLC—Removal & Disposition of Steam Generators. Work began in late 2008 and concluded in 2009 on the removal of 8 retired steam generators at the McGuire Nuclear Station in Huntersville, North Carolina. Each steam generator weighed approximately 340 tons. We performed the engineering, processing, packaging, transport and disposal. Included in the work was the separation of the 11-ton steam domes from the lower assemblies and segmentation into half-ton sections; fabrication of closure plates and transport saddles to meet U.S. Department of Transportation requirements; and transportation of the lower assemblies and packaged waste for disposal at our Clive, Utah, facility.

    •
    Detroit Edison—Removal & Disposition of Fermi-I Reactor Vessel & Large Components. We began performing the dismantling, packaging, transporting and disposal of the reactor vessel and related large components at the Fermi-I reactor in Newport, Michigan in 2008. The Fermi-I reactor was a sodium cooled reactor design that operated from 1963 until 1972. Initial work scope included disassembly and cutting of the reactor vessel, primary shield tank, multiple heat exchangers, and reactor coolant pumps, along with all interconnecting piping. Isolated sub-assemblies and dismantled sections will be packaged and transported for disposal at our disposal site in Clive, Utah. We have completed the majority of the contracted scope of work including removal of the large heat exchangers and pumps and the majority of the graphite surrounding the reactor vessel.

    •
    Exelon Nuclear—Removal & Disposition of Obsolete Components. In late 2009, we were awarded a contract for the removal and disposal of obsolete materials and equipment, including turbine casings and rotors, from several Exelon Nuclear power plant sites. Work on this contract began in late 2009 and will continue in 2010 and 2011. The material will be transported for disposal at our Clive, Utah, facility.

  •
  On-Site Waste Management Services.  We provide a variety of client-site waste management services to operating utilities and other sites to prepare waste streams for more efficient on-site storage and/or compliant packaging and transport to a licensed disposal facility. Engineered processing at client sites includes size reduction by means of shearing/cutting and our mobile hydraulic compaction equipment solidification; and dewatering, using our mobile centrifuge.

  •
  Comision Federal de Electricidad—Laguna Verde Waste Volume Reduction Project. Under a contract with Mexico's Federal Electricity Commission, we agreed to mobilize and operate our 2,200-ton mobile hydraulic compactor unit to size reduce and package 55-gallon drums containing contaminated waste material at the Laguna Verde Power Station near Vera Cruz, Mexico. Work scope included mobilization of equipment, training of local labor, and the compaction, packaging, and on-site storage of 6,400 drums. Work was completed in early 2009.

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

  •
  GE-Hitachi Global Nuclear Fuels—Wilmington, NC—Waste Management Services Contract. In 2009, we were awarded a two-year contract to provide waste management services at

      GE-Hitachi's Wilmington, North Carolina plant. Scope of services includes support of the scrap pack facility, processing sanitary waste for disposal, waste management consulting services, and various dismantlement projects.

  •
  Radioactive Liquids Processing.  Our on-site radioactive liquids processing technology-based services incorporate a number of patented technologies, including technologically advanced ion exchange and membrane-based systems to reduce liquid waste generation, reduce radioactive discharge, improve water chemistry and enable the recycling of wastewater. Our acquisition of NUKEM in July 2007 enhanced our capabilities for processing radioactive liquids. We believe that we process more contaminated power plant floor drain and equipment drain radioactive wastewater than any other U.S. company—more than 70 million gallons per year. We are currently providing on-site services for removing radioactive and chemical contaminants from wastewater at 22 nuclear power plants. We have developed and provide a make-up water system that can achieve nuclear plant water quality standards by reducing organic carbon and removing ionic impurities and dissolved solids. Our membrane-based technologies are capable of producing effluent water that meets stringent chemical criteria. We also provide dewatering of radioactive particulate wastes. The waste generated by our technology is compatible with our disposal containers and with disposal criteria at our Clive facility. We currently provide dewatering services at 29 nuclear power plants. In addition to the long term on-site service contracts, we also provide radioactive liquids processing and dewatering services on a demand basis for nuclear facilities in the U.S., the U.K., and Mexico.

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

  •
  Emergency Response.  We employ more than 250 trained radiation protection specialists who can be deployed rapidly throughout the United States to respond to a variety of radioactive contamination events. We also maintain procedures, equipment and mobile radioactive material licenses that can be used for radiological emergency response events. We have responded to a variety of emergency situations, including spills and radiological events at non-nuclear facilities.

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

        Our transportation and logistics services encompass all aspects of transporting radioactive materials, including obtaining all required local and federal licenses and permits, loading and bracing shipments, conducting vehicle radiation surveys and providing transportation assistance to other companies throughout the United States. Through our Hittman Transportation, Inc., or Hittman, subsidiary, we own and operate a dedicated fleet of tractors, trailers and shipping containers for transporting radioactive materials and contaminated equipment for processing and disposal. In 2009, we added to our existing rail infrastructure and service by acquiring the assets of a shortline railroad that serves the Eastern Tennessee Technology Park and our Bear Creak Facility in Oakridge, TN. Through this asset acquisition we ensured future rail service from Bear Creek to Clive, UT and became the sole provider of rail service to the Oakridge Area.

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

  •
  dry active waste, consisting of protective clothing, resins, filters, evaporator bottoms and hot metal debris;

  •
  liquid waste, which is similar to LLRW, but in liquid form; and

  •
  waste defined as "byproduct material" under section 11e(2) of the AEA, consisting of dirt generated by mining and milling operations.

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

        Many of our LP&D projects complement our services in our Federal and Commercial Services segments. The following are examples of LP&D services that we have performed in recent years:

Life-of-Plant Contracts

        Our life-of-plant contracts integrate our LP&D services into a tailored solution for our commercial customers' needs, and we believe that these contracts will represent a significant source of future revenues for our LP&D segment. Life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when the plants are shut down. We have signed life-of-plant contracts with commercial customers representing 84 of the 104 operating nuclear reactors in the United States. Some of the customers with whom we have entered into life-of-plant contracts include Dominion Resources, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation, Florida Power & Light Company and Progress Energy.

Large Components

        An important service provided to commercial nuclear power plants is the disposition of overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. As operational nuclear power plants age, their equipment and components are replaced either to provide increased operational capacity or as part of plant maintenance. For example, in 2004 we handled the transportation, processing and disposal of four steam generators from American Electric Power/Indiana Michigan Power's Donald C. Cook nuclear plant located in Southwest Michigan on the shores of Lake Michigan. Our successful completion of this project enabled us to procure a subsequent contract with this customer to package, transport and dispose of two reactor pressure vessel heads from this plant in 2006 and 2007. In late 2008 and 2009, we worked on a contract to remove eight retired steam generators from Duke Energy's McGuire Nuclear Station in Huntersville, North Carolina. This contract was completed in 2009. The preparation of these large components for transportation, processing and disposal is often handled through our Commercial Services segment.

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

Separations Process Research Unit

        The Separations Process Research Unit cleanup site is located within the currently operating 170-acre Naval Reactor's Knolls Atomic Power Laboratory in Niskayuna, NewYork, near Schenectady. The facilities were a pilot plant to research the process to separate plutonium from irradiated matrices. The facilities and process systems were flushed and drained after operations ceased in 1953. As part of the cleanup effort, we are a subcontractor responsible for the packaging, transportation, treatment, and disposal of LLRW and MLRW waste. This work began late in 2009 and will continue into 2010.

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

International

        As a result of our acquisition of RSMC in June 2007, we began reporting the results of our operations outside North America in a new International segment in the second quarter of 2007. The revenues we receive from the NDA for the operation and management of its 10 Magnox sites currently constitute the predominant portion of our International segment revenue. Under these contracts, we are responsible for the operation, defueling and decommissioning of 10 nuclear power sites. Two of these sites currently generate electricity and the eight other sites are now in varying stages of decommissioning.

        In December 2008, the NDA announced that the competition to select a single parent body organization for Magnox North Limited, Magnox South Limited, and Research Sites Restoration Limited is now expected to commence in 2011, rather than in 2009, and be completed by March 31, 2013. We intend to bid to retain this contract.

        During the contract year ending March 31, 2011, Magnox South and Magnox North expect to receive funding from the NDA of £221.0 million and £345.9 million, respectively, or $346.1 million and $541.7 million based on the annual average sterling pound exchange rate for the year ended December 31, 2009. Notable achievements during the contract year include the removal of final spent fuel fragments from the Hinkley site, completion of the Nimonic Springs project at Dungeness, successful completion of three planned reactor outages at the two generating sites and the final commissioning of the new ILW Store at Trawsfynydd.

        In addition, through our acquisition of ESEU we have positioned ourselves as a leading provider in the United Kingdom of turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities. During 2009, we formed a new U.K. based Tier 2 services business focused on four product lines—intermediate level waste treatment and storage, source retrieval and treatment, nuclear waste disposal and technical services. A number of bids have been submitted to U.K. customers for this work and we await award decisions.

        We also extended our business development into other European and Asian markets during 2009. In addition to providing waste management and technology-based services to customers in Italy, Germany, and Spain, we have submitted proposals to a number of Chinese utilities to build and equip waste treatment facilities in support of their extensive nuclear new build program.

        We engaged in discussions with Sogin, SpA, the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. Our pending license application with the NRC to import material from Italy, to process it at our facility in Tennessee and to dispose of the residual material at our Clive facility in Utah has generated local and national expressions of opposition. We believe our license application is consistent with all applicable laws and regulations and with past practices. Moreover, the Italian material—metals, paper and clothing—is the same type of material that we handle routinely from the domestic nuclear industry. In May 2009, the U.S. District Court for the District of Utah ruled in our favor relating to the importation of foreign waste. We continue to work with Sogin SpA in Italy to provide D&D and radioactive materials management services as we await the pending U.S. Federal Appeals Court ruling related to the importation of foreign waste.

Customer Concentrations

        Our International segment derives its revenues primarily through contracts with the NDA. For the years ended December 31, 2009, 2008 and 2007, respectively, 60.1%, 64.8% and 48.6% of our revenues were from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2009 and 2008 were $181.4 million and $115.0 million, respectively.

        We have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenues from DOE contractors and subcontractors represented approximately 15.8%, 11.2% and 16.7% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2009 were $68.4 million and $53.6 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2008 were $45.6 million and $42.0 million, respectively.

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

Disposal Capacity

        We believe that we have sufficient capacity for more than 30 years of operations at our Clive facility based on our estimate of lower future disposal volumes than experienced in recent years, our ability to optimize disposal capacity through reduction and compaction techniques, and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) materials to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal by 95 million cubic feet to approximately 148 million cubic feet of available capacity. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected. See "Risk Factors—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us" and "Risk Factors—Our business depends on the continued operation of our Clive, Utah facility."

Tennessee Processing Facilities

        We operate facilities at three locations in Tennessee where we process and transfer radioactive materials generally en route to our Clive facility. The facilities are operated in an integrated fashion to maximize the breadth of options available to us and to our customers.

        Our Bear Creek facility includes a licensed commercial LLRW processing facility, including the only commercially licensed radioactive metals recycling furnace and the largest LLRW incinerators in the U.S. It primarily receives waste from nuclear utilities, government agencies, industrial facilities, laboratories and hospitals. Our Bear Creek facility also manages classified nuclear waste, which is specially processed to obscure any classified information.

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

        In addition to the three Tennessee processing facilities, we own a facility in Oak Ridge, Tennessee that provides metals manufacturing, processing, casting and rolling, fabrication and other services to our customers. We believe it is the only commercial facility in the world with the ability to cast, flat-roll and machine products from depleted uranium. Material processed at this facility can be found in a variety of products, including electronics, medical isotope shipping containers, nuclear accelerators, nuclear fuel storage casks and fighter jets.

South Carolina Facilities

        We operate a LLRW disposal facility in Barnwell, South Carolina pursuant to a long-term lease and an operating agreement with the State of South Carolina that expires on April 5, 2075. Barnwell is the only commercial facility in the United States that is permitted to accept all classes of commercially generated LLRW. This facility provides disposal services for large components not suitable for volume reduction and for ion exchange resins and other radioactive materials that are generated by nuclear power plants, hospitals, research laboratories and industrial facilities. On July 1, 2008, the State of South Carolina restricted our Barnwell disposal site to receive Class A, B and C LLRW only from customers located in the three Atlantic Compact States—South Carolina, New Jersey and Connecticut. We will continue to operate the Barnwell site for the Atlantic Compact States on a cost-reimbursable basis under our long-term lease.

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

        We provide on-site engineering services to support the deployment of radioactive, hazardous and mixed waste treatment, transportation, and disposal technologies. We design equipment, components and integrated turn-key systems, train customer personnel and perform a broad range of engineering consultation services. We also have significant experience designing and licensing storage and transport cask systems and can provide complete "pool-to-pad" services to customers implementing dry cask storage systems at their facilities. Our engineering staff has successfully developed and licensed numerous storage and transport cask systems, including specialized containers for various Type A, Type B and fissile material contents. Our FuelSolutions™ cask system technology, for example, provides an integrated means for both storage and transportation of spent nuclear fuel. We have designed packages for transport (via trailer, rail and barge) and storage applications, including spent fuel baskets, wood and polyurethane foam impact limiters, and auxiliary components such as cask tie-downs, lifting gear and personnel barriers.

        As part of the BNGA acquisition, we obtained the rights in the United States, Canada and Mexico to the full suite of spent nuclear fuel recycling technology of British Nuclear Fuels Limited ("BNFL"), including intellectual property. We also employ many of the employees who designed, constructed, commissioned and operated the existing spent fuel recycling facilities in the United Kingdom.

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

        We also have relationships with the University of Nevada and Washington State University to provide technology-based research capabilities in support of some of the projects and technical initiatives that we are working on.

        The majority of our research and development costs are funded by our customers. Our non-reimbursed research and development expenses included in our results of operations are immaterial.

Patents and Other Intellectual Property Rights

        We own or license approximately 66 patents for use in North America. We own or license 98 foreign patents. We also have the right to use in the United States, Canada and Mexico approximately 118 patents from BNFL that came with the acquisition of BNGA. These licenses cover the fields of radioactive material management, storage, treatment, separation, spent nuclear fuel recycling and transport. Our patent portfolio also includes areas such as biotechnology, lasers, containers and D&D. We also own non-patent intellectual property that essentially consists of research, design, safety, construction, operations and know-how. Our patents expire between 2010 and 2027. We do not believe that our business, results of operations or financial condition will be adversely affected by any of the patent expirations over the next several years.

Project Integration

        Our Engineering and Technology group manages complex Engineering, Procurement, and Construction integration projects by combining our technologies, expertise in the implementation of NQA-1 quality programs, and engineering and project management team experience. The following are examples of Project Integration work in recent years:

Re-tube Waste Container Project—Bruce Power Ontario, Canada

        We designed, built, and delivered 188 container overpacks for the Bruce Power, Station A, Units 1 & 2 Re-tube Waste Container Project in Ontario, Canada. This was one of the largest deliveries of fabricated stainless steel containers of this type in the nuclear industry. Our Engineering and Technology group managed five concurrent fabricators as part of the supply chain made up of both U.S. and International suppliers. The weight of the stainless steel for this project equated to 5.2 million pounds.

Autosampling Pneumatic Transfer System—Waste Treatment Plant, Hanford, Washington

        The Autosampling Pneumatic Transfer System ("ASX") is an integrated process and control system for the Waste Treatment Plant Project in Hanford, Washington. The ASX system collects waste and process effluent samples from vessels and equipment of the Pretreatment Facility, Low-Activity Waste

Facility, and High Level Waste Facility and pneumatically sends the samples to the Analytical Laboratory for testing confirmation. Our scope is to design, supply, test, and provide technical services for installation, commissioning and training for 10 shielded autosamplers and associated equipment.

M3 Pulse Jet Mixer Mixing Stand-Waste Treatment Plant, Hanford Washington

        This project is to design, build, fabricate, install, commission, operate, and report test results for the Waste Treatment and Immobilization Plant M3 PJM Mixing Test Stand in Hanford, Washington. This test is designed to compare computational fluid dynamics analytical data for pulse jet mixing in the WTP Tanks FEP-17 and HLP-22 with scaled results using a four foot diameter instrumented test vessel.

        Additional testing scope has also included the design, construction, and operation of a larger scale (twenty feet diameter) Flume Test at Washington State University.

Contracts

        Our work is performed under cost-reimbursable contracts, time and materials contracts, unit-price contracts and fixed-price contracts, some of which may be modified by incentive and penalty provisions.

        Each of our contracts may contain components of more than one of the contract types discussed below. The majority of our government work in our Federal Services and International segments, on a dollar value basis, is performed on a cost-reimbursable basis awarded through a competitive proposal process and negotiation. With the relatively fluid nature of the government work scopes, we believe this type of contract reduces our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts, on the other hand, are generally obtained via the proposal and negotiation process but are only accepted when the scope of the work is clearly defined. Our commercial D&D projects are generally fixed-price contracts or time and material contracts. Almost all of the contracts entered into by our LP&D segment are unit-rate contracts.

        The following table sets forth the percentages of revenues represented by these types of contracts during the year ended December 31, 2009:

% of Revenues
Cost-reimbursable	80%
Unit-rate	16%
Fixed-price	4%

Cost-Reimbursable Contracts

        Most of the government contracts in our Federal Services and International segments, on a dollar value basis, are cost-reimbursable contracts. Under a cost-reimbursable contract, we are reimbursed for allowable or otherwise defined costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can also take several forms. The fee may be a fixed amount as specified in the contract; it may be an amount based on the percentage of the estimated costs; or it may be an incentive fee based on targets, milestones, cost savings or other performance factors defined in the contract.

        Our government contracts are typically awarded through competitive bidding or negotiations and may have involved several bidders or offerors. Many of these contracts are multi-year indefinite delivery/indefinite quantity agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the customer to define the scope and amount of work required. Although these contracts do not initially provide us with any guaranteed amount of work, as projects are defined, the work may be awarded to us via task release without having to further compete for the work. Government contracts also typically have annual funding limitations and are subject to public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency for convenience with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we would typically receive an allowance for profit or fee on the work performed.

        Our government cost-reimbursable contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations and to provisions permitting modification or termination, in whole or in part, at the government's convenience. Government contracts are subject to specific procurement regulations and a variety of socioeconomic and other requirements. Failure to comply with such regulations and requirements could lead to suspension, termination for cause and possibly debarment from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

Unit-Price Contracts

        Almost all of the contracts entered into by our LP&D segment, including our life-of-plant contracts, are unit-price contracts. Under a unit-price contract, we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a fixed-price contract with the only variable being units of work performed. Variations in unit-price contracts include the same type of variations as fixed-price contracts. We are normally awarded these contracts on the basis of a total estimated price that is the sum of the product of the specified units and unit prices.

        Our life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when the plants are shut down. As a result, these contracts expedite individual project contract negotiations with customers through means other than the formal bidding process. Life-of-plant contracts typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments.

Fixed-Price Contracts

        Under a fixed-price contract, the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. Under this contract type, we are the beneficiary of any cost savings but are typically unable to recover performance cost overruns on these contracts. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other negotiated events.

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

Safety

        We devote significant resources to ensuring the safety of the public, our employees and the environment. In the United States, we have built a safety record that is critical to our reputation throughout our markets, particularly DOE contractor services. Our domestic safety incident record is substantially better than standards for other similar businesses according to the North American Industrial Classification System with total Occupational Safety and Health Administration, or OSHA, recordable and lost time incidence rates of 1.33 and 0.19, respectively, versus industry averages of 5.5 and 2.0, respectively. None of our safety incidents has involved radioactive contamination. We have received numerous safety achievement awards in recognition of our industry leading safety record.

        We also have traditionally met or exceeded the occupational and public radiation safety requirements for the U.S. nuclear services industry. The average employee radiation dose at our Clive site is less than 50 millirem annually, which is 1.0% of the Federal government's allowable annual guideline of 5,000 millirem.

        In 2009, we passed 500 person-days of regulatory inspections by state regulators, the NRC, the DOE and the Nuclear Procurement Issues Committee. We submit routine reports to the applicable state and federal regulatory agencies demonstrating compliance with rules and regulations set forth in our licenses and permits.

        We also have established an extensive safety education program for our employees. Before employees are permitted to work in restricted areas, they are required to complete a four-day training course on radiation theory, proper procedures and radiation safety. Each employee is required to participate in semi-annual refresher courses, and our employees completed over 15,000 cumulative hours of safety training in 2009. In addition to extensive training, we employ more than 120 safety professionals and technicians who are responsible for protecting workers, the public and the environment. We also employ a round-the-clock security staff to prevent unauthorized access to our sites. Three of our facilities in the U.S. are recognized by OSHA as Voluntary Protection Program Star Sites.

        In addition, in the United Kingdom, every Magnox site is accredited under the ISO 14001 system, which is an internationally accepted specification for environmental management systems, as well as Occupational Health and Safety Management Systems 18001, which establishes standards for occupational health and safety. Magnox North and Magnox South have also won numerous awards for health and safety.

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

        In the future, other commercial sites could be licensed for the disposal of radioactive waste. One such site could be the Waste Control Specialists LLC ("WCS") site in Andrews County, Texas. WCS filed a license application with the Texas Commission on Environmental Quality (the "TECQ") in August 2004 for a LLRW disposal facility and announced receipt of a Radioactive Material License on September 10, 2009. Construction may not begin until several reconstruction license conditions are completed and approved by the executive director of the TECQ. Once approved construction is complete, additional conditions of the license must be met prior to commencement of disposal. These conditions will require WCS to complete several major environmental studies, examples of which include groundwater, air emissions, and seismic stability studies. WCS must also demonstrate that the leachate from the landfill will not reach the Ogallala-Antlers-Gatuna Aquifer. Should the license become active, WCS will be allowed to receive waste from the Texas Compact, which includes the states of Texas and Vermont, and from federal facilities (i.e., DOE). WCS will not be able to receive waste via railcar or receive depleted uranium, and will be required to dispose of commercial waste in specially designed containers in the compact portion of the facility.

Employees

        As of December 31, 2009, we had more than 5,000 employees, including approximately 1,200 scientists and engineers and 400 radiation and safety professionals. Approximately 3,000 of these employees are in the United Kingdom. These employees are associated with RSMC's contract with the NDA to operate the Magnox North and South sites. Should RSMC no longer be under contract with the NDA to operate the Magnox sites, these individuals will no longer be employed by RSMC through its subsidiaries, Magnox North Limited and Magnox South Limited, with the exception of approximately 70 employees who would continue to be employed by RSMC. The NDA reimburses us for the salaries and benefits for the majority of the direct RSMC employees, excluding approximately 12 employees that are not in the Magnox North or Magnox South contracts. We also employed approximately 50 employees through our subsidiary ESEU in the U.K. A significant portion of our workforce in the United Kingdom is unionized, and we have annual agreements that cover most of the Magnox North and Magnox South employees, which are negotiated in conjunction with the NDA. A majority of our employees are skilled professionals, including nuclear scientists and engineers, hydrogeologists, engineers, project managers, health physics technicians, environmental engineers and field technicians. At the Hanford, Washington, Oak Ridge, Tennessee, and Paducah, Kentucky, DOE sites that we manage, approximately 180 of our employees are represented by labor unions. In addition to our own employees, we manage approximately 200 DOE site employees through various Tier 1 arrangements at DOE sites, a portion of who belong to unions. We have four separate collective bargaining agreements at Oak Ridge, one of which expires in April 2011, one in December 2011 and the other two in July 2013. Our collective bargaining agreement relating to the Paducah site will expire on July 31, 2010.

Regulation

Applicable U.S. Statutes

        We operate in a highly regulated industry, and are subject to extensive and changing laws and regulations administered by various federal, state and local governmental agencies, including those governing radioactive materials and environmental and health and safety matters. Some of the laws affecting us include, but are not limited to, the Atomic Energy Act of 1954 ("AEA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Energy Reorganization Act of 1974 ("ERA"),

the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Hazardous Materials Transportation Act, the Uranium Mill Tailings Radiation Control Act of 1978, the Low-Level Radioactive Waste Policy Act, the Nuclear Waste Policy Act of 1982 ("NWPA"), the Utah Radiation Control Act, the Utah Air Conservation Act, the Utah Solid and Hazardous Waste Act, the Utah Water Quality Act, the Tennessee Radiological Health Service Act, the South Carolina Atomic Energy and Radiation Control Act, the South Carolina Radioactive Waste Transportation and Disposal Act, the Tennessee Solid Waste Disposal Act, the Clean Water Act, the Clean Air Act, as amended ("Clean Air Act"), the Toxic Substances Control Act ("TSCA"), the Federal Insecticide, Fungicide and Rodenticide Act, the Oil Pollution Act of 1990 and the Occupational Safety and Health Act of 1970; each as from time to time amended.

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

        The Clean Water Act regulates the discharge of pollutants into streams and other waters of the United States (as defined in the statute) from a variety of sources. If wastewater or runoff from our facilities or operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges.

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

Applicable U.K. Statutes

        Through our subsidiaries, RSMC and ESEU, we are subject to extensive and changing laws and regulations in the United Kingdom. Some of the laws affecting us include, but are not limited to, the Nuclear Installations Act 1965, the Health and Safety at Work Act 1974, the Radioactive Substances Act 1993 ("RSA 1993"), the Environment Act 1995, the 2004 Energy Act and the Electricity Act 1989.

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

The U.S. Regulatory Environment

        The State of Utah regulates our operations at our Clive disposal facility. Our Utah licenses include our Clive facility's primary radioactive materials license (UT2300249) and our 11e(2) material license (UT2300478), which is currently in timely renewal (which allows us to operate under the terms of our prior license until a new license is issued). Four different divisions of the Department of Environmental Quality regulate this facility with approximately 14 employees devoted to the facility. The Division of Radiation Control and the Division of Solid and Hazardous Waste regulate our ability to receive LLRW, NORM/NARM (naturally-occurring/accelerator-produced radioactive material), 11e(2) material and MLLW. Additionally, the Division of Water Quality and the Division of Air Quality also regulate the facility. The site is inspected daily to ensure strict compliance with all Utah regulations. The Division of Radiation Control also requires us to provide financial assurance for the decommissioning or "closure" of our Clive facility, including areas that are closed on an ongoing basis. The adequacy of the funding provided is reviewed annually to assure that adequate financial resources are set aside and maintained to fund any required on-site clean-up activities. Finally, we also maintain nine Tooele County, Utah Conditional Use Permits for the facility.

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

        When we engage in the transportation of hazardous/radioactive materials, we are subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act of 1990. Pursuant to these statutes, the United States Department of Transportation regulates the transportation of hazardous materials in commerce. Our wholly-owned subsidiary, Hittman, is our primary shipping operation. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials. Many states also regulate our shipping business including California, Colorado, Florida, Georgia, Idaho, Massachusetts, New Jersey, New York, Oregon and Pennsylvania.

        We are also regulated by the federal government—including by the NRC and EPA. The NRC regulates us regarding the certification of casks used to transport waste and regarding operations in non-Agreement States. We have multiple current Certificates of Compliance, which allow us to manufacture and sell radioactive material packages for the storage and transportation of radioactive material, including dry casks for spent nuclear fuel. These Certificates of Compliance permit the use of these packages by third parties as well as for our own transportation needs. The NRC requires us to maintain a Quality Assurance program associated with these Certificates of Compliance. Furthermore, the NRC regulates several nuclear materials licenses which facilitate our work at worksites other than those located in South Carolina, Tennessee or Utah. These licenses do not have any decommissioning requirements.

        To the extent we engage in the storage, processing, or disposal of mixed waste, the radioactive components of the mixed waste are subject to NRC regulations promulgated under the AEA. The EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the states may also regulate mixed waste.

        Under RCRA, wastes are classified as hazardous either because they are specifically listed as hazardous or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are considered hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes, including waste treated with our vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Full RCRA regulation would apply to the subsequent management of this waste residue, including the prohibition against land disposal without treatment in compliance with best demonstrated available technology treatment standards. In some cases, there is no current technology to treat mixed wastes, although EPA policy places these wastes on a low enforcement priority. Our ownership and operation of treatment facilities exposes us to potential liability for clean-up of releases of hazardous wastes under RCRA.

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

        Many of the government agencies overseeing our operations require us to regularly monitor the impacts of our operations on the environment, and to periodically report the results of such monitoring. The costs associated with required monitoring activities have not been, and are not expected to be, material. In complying with existing environmental regulations in past years, we have not incurred material capital expenditures. We do not expect to incur material capital expenditures in future periods. However, we could be required to remediate any adverse environmental conditions discovered in the future which may require material expenditures.

        OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals that may be present in mixed wastes. We must follow OSHA standards, including the preparation of material safety data sheets, hazardous response training and process safety management, as well as various record- keeping disclosure and procedural requirements. The NRC also has set regulatory standards for worker protection and public exposure to radioactive materials or wastes that we adhere to. See the discussion in "Item 1. Business—Safety" above.

The U.K. Regulatory Environment

        Through our U.K. subsidiaries, we hold contracts and licenses to operate and decommission 22 reactors at 10 of the NDA sites in the United Kingdom. Four of these reactors are operating and 18 are in various stages of decommissioning. Approximately 3,000 employees in the United Kingdom operate these sites and are subject to the U.K. regulatory environment. We also have other operations in the United Kingdom that are also subject to this regulatory environment.

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

        Under the Energy Act 2004, the NDA was given responsibility for the operation, clean-up and decommissioning of 20 civic public sector nuclear sites, including reactor facilities used for the storage, disposal or treatment of hazardous material. We are operating or decommissioning reactors for the NDA at 10 of these sites. Accordingly, we serve as a prime contractor for the NDA.

Financial Information About Business Segments and Foreign and Domestic Operations

        For financial information relating to (a) each of our business segments and (b) our foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 15 to our consolidated financial statements included within this Report.

General Development of Our Business

        The Company was initially formed as Envirocare of Utah, Inc. in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the Company converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC. In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning division of Scientech, LLC in October 2005, BNG America, LLC in February 2006, Duratek, Inc. in June 2006, ESEU Services Limited (formerly Safeguard) in December 2006, Parallax, Inc. in January 2007, Reactor Sites Management Company Limited in June 2007, NUKEM Corporation in July 2007, and Monserco Limited in December 2007.

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

Available Information

        We file annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

        We make available, free of charge, on our Internet website, located at www.energysolutions.com, our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K, and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. Such reports can be found under "SEC Filings" in the "Investor Relations" tab. In addition, we provide electronic or paper copies of our filings free of charge upon request.

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

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the former governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. Representatives in Congress have introduced legislation to ban the importation of foreign waste, and public interest groups have argued for a moratorium or imposition of other restrictions on disposal of depleted uranium at our Clive facility. Depleted uranium is Class A waste that has been disposed at our Clive facility. The NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, preparation of the site-specific analysis or other restrictions imposed in the interim could result in a delay or changes in how we dispose of depleted uranium at our Clive facility, which could adversely affect our business. If any regulatory, environmental or legislative efforts to limit or delay our operations at our current or future facilities were successful, then our business would be adversely affected.

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

        In addition, we may seek to address public and political opposition to our business activities through voluntary limitations on our operations. For example, as part of our response to public statements made by public interest groups and the former governor of Utah regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility, we voluntarily agreed with the former governor to withdraw a request for a license amendment to increase our capacity at our Clive facility. We are also experiencing both local and national expressions of opposition to the importation of LLRW from international sources, including opposition articulated in U.S. congressional proposals and from the Northwest Compact. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, was created pursuant to a federal statute that enables states to enter into interstate compacts for the purposes of managing LLRW. In response to this opposition, we have volunteered to limit the amount of foreign LLRW accepted at our Clive facility to a maximum of 5% of the total remaining facility capacity. We also filed a declaratory judgment action in the U.S. District Court in Utah seeking an order that the Northwest Compact does not have jurisdictional or regulatory authority over our Clive facility and that the Northwest Compact may not discriminate between domestic and foreign materials. See the discussion under "Legal Proceedings" for the current status of this litigation. Our actions to diffuse public and political opposition to our business can divert time and resources away from our core business operations and strategies, and may not have the consequences we intended. For instance, a ruling clarifying that Clive is not subject to the Northwest Compact may result in the proposal and/or passage of additional legislation or regulations governing our operations at Clive. Failure to achieve the intended results of our actions may have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the continued operation of, and adequate capacity at, our Clive, Utah facility.

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States, and contributed 7.8% and 7.7% of our revenues for the years ended December 31, 2009 and 2008, respectively. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including changes in the interpretation of those regulations, including regulations addressing the disposition of depleted uranium and the importation of foreign waste, can affect our ability to operate the facility. Depleted uranium is Class A waste that has been disposed at our Clive facility. The NRC has announced that it is undertaking a limited rulemaking to require a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, the site-specific analysis or restrictions imposed in the interim could result in a delay or changes in how we dispose of depleted uranium at our Clive facility, which could adversely affect our business. The governor of Utah recently announced he had reached an agreement with the DOE not to ship any additional depleted uranium from the Savannah River site to the Clive facility until a site-specific assessment of the Clive facility can be completed. These and other actions by states or the federal government may affect the operation, capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted it has authority over our Clive facility and is seeking to restrict our ability to import foreign LLRW for disposal at the facility, and federal legislation has been introduced to prohibit the importation of foreign LLRW waste. Any of the foregoing actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues.

        We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) material waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal by 95 million cubic feet to approximately 148 million cubic feet. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected. Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business, and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

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

        For the year ended December 31, 2009 we derived 60.8% and 26.0% of our revenues and segment operating income, respectively, and for the year ended December 31, 2008, we derived 65.1% and 28.3% of our revenues and operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

  •
  recessions or inflationary trends in foreign economies and the impact on government funding and our costs of doing business in those countries;

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

        Our operations are subject to taxation by the U.S. and U.K. governments, the State of Utah, Tooele County and other governmental entities. We currently benefit from net operating loss carryforwards and research and development credits to reduce our overall tax rate. The expiration of the net operating loss carryfowards, our inability to qualify for future tax credits or changes in governing rules and regulations could result in a material increase in our taxes and an increase in our effective tax rate. We may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations. See "Risk Factors—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us."

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

        Although our life-of-plant contracts are intended to provide us with revenue streams from the processing and disposal of substantially all LLRW and MLLW generated over the remaining lives of nuclear power plants operated by our commercial power and utility customers, and ultimately waste disposal revenue streams when the plants are shut down, these contracts may not actually remain effective for that entire period. A typical life-of-plant contract may terminate before D&D because the contract may:

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

        The early termination or renegotiation of a life-of-plant contracts may reduce our revenues and profits. In addition, life-of-plant contracts may expose us to liability in the event that government bodies limit our ability to accept radioactive materials by capping the capacity of one or more of our disposal facilities or taking other actions that prevent us from disposing of LLRW and MLLW at our facilities or substantially increase the cost of doing so.

We may not be successful in winning new business mandates from our government and commercial customers.

        We must be successful in winning new business mandates from our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be significantly influenced by the size and timing of a single material contract.

        Our business strategy includes bidding on government contracts as a lead prime contractor or in a consortium. We expect to bid on a significant portion of the approximately $21.3 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional nuclear services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

We may fail to win re-bids in the United Kingdom for the Magnox North and Magnox South decommissioning contracts currently held by our subsidiary RSMC.

        The NDA contracts held by RSMC through its subsidiaries, Magnox North Limited and Magnox South Limited, in relation to the Magnox North sites and the Magnox South sites currently extend through March 31, 2012 and are subject to re-bid by the NDA upon contract expiration. During the contract year ended March 31, 2009, RSMC recognized revenues of $1.1 billion from these contracts. We expect the competition for these contracts to be intense, and our failure to win the re-bid of either or both contracts would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner could reduce our profits from these contracts. In addition, any limitations on our ability to import international waste to our Clive facility could reduce one of our competitive advantages in competing for these contracts. See "Risk Factors—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us."

Investor lawsuits could adversely affect our business and financial position.

        Two purported class-action lawsuits were filed against us in October 2009. These lawsuits name the Company, current and prior directors of the Company, certain of our officers, the lead underwriters in our initial public offering and the July 2008 registered public offering, and ENV Holdings LLC, our former parent as defendants. Under our organizational documents and contractual agreements, we have indemnification obligations to all of the named defendants. The lawsuits allege that the registration statements and prospectuses for the two offerings contained inaccurate statements of material facts and omitted material information required to be disclosed therein. The lawsuits seek to certify a class consisting of all purchasers of our stock from November 14, 2007 through October 14, 2008. Our stock price varied from approximately $27.90 to $5.64 during that period. There may be additional similar lawsuits filed in the near future. If plaintiffs' are successful in certifying a class and establishing the allegations in the lawsuits, it could materially adversely affect our financial condition. Even if we are successful in defending against the allegations of the lawsuits, we may incur significant costs for legal fees and our indemnification obligations to other named defendants. We may also incur increased costs for renewal of our directors and officers' liability insurance. In addition, defense of the lawsuits will involve the commitment of significant Company resources and may demand the time and attention of our employees, officers and directors, particularly those who are personally named, to the detriment of our business operations.

The loss of one or a few customers or a particular strategic asset could have an adverse effect on us.

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenue in the International segment (which is our largest segment based on 2009 revenues). For the years ended December 31, 2009 and 2008, respectively, 60.1% and 64.8% of our revenues were from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the years ended December 31, 2009 and 2008, respectively, 15.8% and 11.2% of our revenues were from contracts funded by the DOE. Our business strategy and hence profitability and operations rely on our ownership of disposal facilities, including in particular our Clive facility. A significant amount of our revenues are derived from large one-time projects. All of the foregoing subjects us to the risk that the loss of a significant customer, the loss of a particular strategic asset or the lack of new job awards for any reason, could have a materially adversely effect on our business and we may be particularly sensitive to significant short-term fluctuations in our revenues and profitability as a result. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

We may incur substantial costs and liabilities due to our operation of nuclear power generating facilities.

        Under our Magnox North and Magnox South agreements we manage 22 nuclear power generating facilities, 4 of which are currently operating, for the NDA. The management and operation of such facilities subjects us to various risks including, among other things, the potential harmful effects on the environment and human health resulting from the operation of nuclear reactors and related facilities and the storage, handling and disposal of radioactive materials and limitations on the amounts of types of insurance commercially available to cover losses that might arise in connection with operating nuclear reactors and related facilities.

        We are required to meet licensing and safety-related requirements imposed by the NDA and other regulatory agencies in the U.K. In the event of non-compliance, the NDA or other regulatory agencies may increase regulatory oversight, impose fines, and/or shut down a facility, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by regulatory agencies could necessitate substantial capital and other expenditures, as well as assessments against us to cover third-party losses.

        If a serious nuclear incident were to occur at one of the nuclear facilities operated by us, such as the release of radioactive materials through a criticality event, or otherwise or the failure to safeguard nuclear materials resulting in, among other things, a terrorist incident or theft of such materials, there could be serious environmental, health and public safety consequences. In addition, such an incident could result in liabilities in excess of our insurance coverage or our ability to pay. Furthermore, a nuclear incident could lead to the termination of our position as the operator of that facility and/or other nuclear facilities and potentially impact other segments of our business. Any nuclear incident due to inadequate safety measures, failure to safeguard nuclear materials, terrorism or otherwise could have a material adverse effect on our results of operations and financial condition.

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

        The Price-Anderson Act's indemnification provisions generally do not apply to our processing and disposal facilities, and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could incur substantial losses, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, we may not be able to obtain commercially adequate insurance on a cost effective basis, or at all, and our business could be adversely affected if the owners and operators of new facilities elect not to retain our services.

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

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 substantially increased during 2008 and has continued throughout 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a depressed real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, low business and consumer confidence and high unemployment, have precipitated an economic recession.

        During economic downturns, the ability of private and government entities to make expenditures on nuclear services may decline significantly. Economic or political conditions may be unfavorable to our industry and there may be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly funding levels at the NDA or DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox contract funding for the 2009/10 contract year increased over the 2008/09 contract year, the NDA has stated that the Magnox North and Magnox South sites, for which we are currently a prime contractor, may receive reduced funding allocations in the future so that the NDA may address other sites that contain more hazardous materials that pose a greater degree of risk. In addition, if Congress does not pass annual appropriations bills in a timely fashion, it may delay spending on new government contracts. Any reduction in the level of government funding, particularly at the DOE, may result in, among other things, a reduction in the cleanup and waste handling projects put out for bid by the government or the curtailment of existing government waste disposal programs, either of which may result in a reduction in the number of contract award opportunities available to us, a reduction of waste shipment and disposal activities from DOE sites and an increase in our costs of obtaining a contract award or providing services under the contract.

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

        As discussed elsewhere in this report, we have entered into an agreement with Exelon to dismantle Exelon's nuclear facility located in Zion, Illinois, which ceased operation in 1998. The NRC has issued an order approving the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions subject to the performance of certain conditions, including the issuing of a letter of credit required under the agreement with Exelon in the amount of $200 million. We have formally asked the NRC to extend the May 4, 2010 expiration of this order by six months. If the NRC does not grant an extension and the transaction does not close by May 4, 2010 we may need to obtain a new order from the NRC or seek an amendment to the current order. However, because of the recent market downturn, the nuclear decommissioning trust fund balance for the Zion Station, a significant portion of which was invested in the stock market, declined in value. As a result, we intend to defer the completion of this transaction until we reaffirm that there is sufficient value in the decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. On August 17, 2009, we amended our agreement with Exelon to extend the required closing date to December 11, 2011. Under the terms of the amendment Exelon has the right to terminate the agreement if it is not closed by December 11, 2010 upon 60 days notice to us. On January 14, 2010 we amended our credit facility to provide us with adequate credit support capacity to facilitate the transaction, including permitting us to obtain the required $ 200.0 million letter of credit. However, we have not yet obtained the required letter of credit and changes in credit markets or our financial strength could prevent us from obtaining the letter of credit on terms favorable to us, or at all. As of December 31, 2009, we have incurred costs of $14.8 million that have been deferred until the closing of the transaction. We will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        Our inability to successfully complete the transaction with Exelon may adversely affect our ability to enter into other license stewardship arrangements, which may have an adverse effect on our future business, financial position, results of operations and cash flows.

Our license stewardship arrangements will expose us to significant financial risks.

        Under our license stewardship initiative we will assume the decontamination and decommissioning obligations of owners of shut-down nuclear reactors or other nuclear facilities. We anticipate the costs of this process will be paid from the plant's decommissioning trust fund. The decommissioning trust fund is intended to be sufficient to fund the process of decommissioning. However, estimates of future costs are subject to significant risks, if one or more of the assumptions used to estimate those costs, is inaccurate. In addition, if we fail to appropriately manage the investment of the trust funds, or such funds are adversely affected by market conditions or investment returns, we may not have sufficient funds to complete the obligations we have assumed, exposing us to significant financial risk.

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

        When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers and third parties as a result of such exposures. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. Although to date we have been able to obtain liability insurance for the operation of our business other than circumstances where insurance is not available or we have determined it is not cost effective, there can be no assurance that our existing liability insurance is adequate or that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim at Clive or any other facility, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.

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

        We are engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national and regional firms with nuclear services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for nuclear service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins and likely requiring the expenditure of additional marketing costs and related expenses to retain market share. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits. In the event that a competitor is able to obtain the necessary permits, licenses and approvals to operate a new commercial LLRW disposal site, our business could be adversely affected, particularly as it relates to the revenue from the operation of our Clive facility.

        For example, Waste Control Specialists LLC, or WCS, filed a license application with the Texas Commission on Environmental Quality, or TECQ, in August 2004 for a LLRW disposal facility and announced receipt of a Radioactive Material License on September 10, 2009. Construction may not begin until several reconstruction license conditions are completed and approved by the executive director of the TECQ. Once approved construction is complete, additional conditions of the license must be met prior to commencement of disposal. These conditions will require WCS to complete several major environmental studies, examples of which include groundwater, air emissions, and seismic stability studies. WCS must also demonstrate that the leachate from the landfill will not reach the Ogallala-Antlers-Gatuna Aquifer. The conditional license states that prior to accepting federal facility waste, WCS must receive an agreement signed by the U.S. Secretary of Energy that it will assume all rights, title and interest in land and buildings for the disposal of federal facility waste. Should the conditional license become active, WCS will be allowed to receive waste from the Texas Compact, which includes the states of Texas and Vermont, and from federal facilities (i.e., DOE). WCS will not be able to receive waste via railcar or receive depleted uranium, and will be required to dispose of commercial waste in specially designed containers in the compact portion of the facility. We cannot predict whether WCS will successfully resolve the contingencies related to the draft LLRW license, or whether the State of Texas will issue a final license to WCS. In addition, WCS recently received a separate license to permanently dispose of 11e(2) materials at its facility.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to perform all work under the contract for a specified lump-sum. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and regulatory, economic or other changes that may occur during the contract period. If we have underestimated the costs of our fixed-price contracts, we may experience losses on such contracts.

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

        We may not be able to identify suitable acquisition targets or negotiate attractive terms in the future. In addition, our ability to complete acquisitions is limited by covenants in our credit facilities and our financial resources, including available cash and borrowing capacity. Given the serious decline in our stock price and tight debt markets, we may be unable to make acquisitions. If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected. We made no significant acquisitions during 2009.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

        Our operations require the services of highly qualified executive, managerial, and business development personnel, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction since the mid-1970s, there have been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science-based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. Also, two of our corporate officers have recently left the Company. They each had significant experience, expertise and personal relationships in our industry and an in-depth knowledge of our Company and its operations. We face increasing competition and expense to attract and retain such personnel. Loss of key personnel or failure to attract personnel to expand our operations could have an adverse effect on our ability to operate our business and execute our business strategy.

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

        Changes in our forecasts or decreases in the value of our common stock could cause book values of certain operating segments to exceed their fair values, which may result in goodwill impairment charges in future periods. We had $518.8 million of goodwill and $310.2 million of finite-lived intangible assets, which collectively represented 54.9% of our total assets of $1.5 billion as of December 31, 2009.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of December 31, 2009 the outstanding balance under our credit facilities was $524.1 million. Our substantial debt could have important consequences to us, including the following:

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

        We currently have balances of $5.0 million in outstanding borrowings and $10.8 million letters of credit both issued against our $75.0 million revolving credit facility, which matures on June 7, 2011; a $519.1 million balance on our first-lien term loan facilities, which mature on June 7, 2013 with minimum payments of $19.1 million in 2010 and $5.6 million in 2011 and 2012; and a $100.0 million synthetic letter of credit facility of which $100.0 million is outstanding, which expires on June 7, 2013.

        Borrowings under our credit facilities bear interest at variable rates. As of December 31, 2009, the interest rate of our term-loan facilities was 4.01%. At this rate and assuming an outstanding balance of $519.1 million as of December 31, 2009, our annual debt service obligations would be $23.6 million, consisting of $20.8 million of interest and $2.8 million of scheduled principal payments. Based on the amount of debt outstanding and the interest rate at December 31, 2009, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.2 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

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

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to the joint ventures that could adversely affect our ability to respond to requests or contractual obligations to customers or to meet the internal control requirements to which we are otherwise subject.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon Corporation regarding the decommissioning of its Zion nuclear facility located in Zion, Illinois, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. In addition, we have limited capacity under our credit facilities for letters of credit. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2009 we had $100.0 million in letters of credit which are issued under our synthetic letter of credit facility, $10.8 million in letters of credit which are issued under the revolving portion of our credit facility and $0.7 million in surety bonds outstanding.

If we are unable to clearly define a long-term business strategy and ensure that it is executed in each respective business unit our operations will be inefficient and potentially conflicting, which may materially affect our financial results and operations.

        As part of our growth strategy, we have completed several acquisitions over the last several years with companies complementary to our business. Despite the strategic benefits of such acquisitions we may continue to expend time and resources addressing integration challenges inherent in getting newly acquired business to adhere to general corporate policies, including without limitation policies or standards related to safety. Our ability to clearly define a long-term business strategy and ensure that it is executed in each of our business segments is fundamental to our ability to realize long-term, balanced growth in each of our business segments. In the event we cannot clearly define such strategy or fail to ensure that it is implemented in any particular business segment, the long-term objectives of our respective business segments may suffer resulting in the potential for inefficiencies in our operations and costs of doing business. In addition, management within each business segment may define their own strategies that do not align with the long-term objectives of the Company. Any of the foregoing may result in excessive costs and business development inefficiency, and may materially harm our financial position and operations.

We must successfully upgrade and maintain our information technology systems.

        We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems.

These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations, if not anticipated and appropriately mitigated.

        Our new enterprise resource planning system implementation came on line in January 2010. In addition to the risks addressed in the preceding paragraph, specific risks associated with this system include: 1) delays in generating certain customer invoices and the required supporting details which could negatively affect cash flows, 2) delays in processing supplier invoices and/or payments which could potentially disrupt operations and/or result in financial penalties, 3) system performance issues due to inadequate technology infrastructure, 4) excessive delays in closing monthly financial periods which could result in delays in filings of quarterly SEC reports, 5) the ability of our users to use the system as designed and configured to support key business processes and requirements, and 6) not being fully compliant with state, federal, Sarbanes-Oxley, and labor union requirements.

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

  •
  clearly define the roles and duties of our board of directors and committees of the board;

  •
  institute comprehensive financial reporting and disclosure compliance functions;

  •
  involve and retain outside counsel and accountants in the activities listed above;

  •
  maintain an effective investor relations function; and

  •
  establish and monitor internal policies, including those relating to disclosure controls and procedures.

        These requirements require a significant commitment of resources. We may not be successful in implementing and monitoring specific requirements and the failure to do so could adversely affect our business or operating results. In addition, if we fail to satisfy the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2009, we owned 8 properties, leased 29 properties and operated 1 property pursuant to a long-term lease with the State of South Carolina. The following table provides summary information of our owned and leased real property, inclusive of renewal options:

Property	Segment	Use	Space	Lease Expiration
Owned
Barnwell, South Carolina	LP&D	Materials processing and packing	1,627 acres	N/A
Barnwell, South Carolina	LP&D	Materials processing and packing	71 acres	N/A
Clive, Utah	LP&D	Treatment and disposal facility	1,557 acres	N/A
Columbia, South Carolina	Commercial Services	Maintenance facility	16 acres	N/A
Kingston, Tennessee—Gallaher Road	LP&D	Waste processing operations	79 acres	N/A
Memphis, Tennessee	LP&D	Waste processing operations	13 acres	N/A
Oak Ridge, Tennessee—Manufacturing Sciences Corporation	LP&D	Metals manufacturing and fabrication	11 acres	N/A
Oak Ridge, Tennessee—Bear Creek	LP&D	Waste processing operations	45 acres	N/A
Leased
Aiken, South Carolina	Federal Services	General office space	3,090 sq ft.	06/30/11
Albuquerque, New Mexico	Federal Services	General office space	6,000 sq ft.	10/31/14
Brampton, Ontario	LP&D	General office space	14,202 sq ft.	02/28/10
Brossard, Québec	LP&D	General office space	1,500 sq ft.	Monthly
Campbell, California	Federal Services and Commercial Services	General office space	5,570 sq ft.	11/15/12
Columbia, South Carolina	Commercial Services	General office space	17,789 sq ft.	08/31/13
Cumbria, United Kingdom	International	General office space	438 sq ft.	09/30/11
Didcot Oxfordshire, United Kingdom	International	General office space	3,735 sq ft.	03/28/10
Dublin, CA	Federal Services	General office space	1,090 sq ft.	03/15/11
Englewood, Colorado	Federal Services	Proposal center	10,683 sq ft.	09/30/12
High Point, North Carolina	LP&D	General office space	288 sq ft.	Monthly
Germantown, Maryland	Federal Services	General office space	2,375 sq ft.	12/31/13
Grand Junction, CO	Federal Services	General office space	550 sq ft.	02/28/11
Idaho Falls, Idaho	Federal Services	General office space	7,035 sq ft.	04/30/10
Laurel, Maryland	Federal Services and Commercial Services	General office space	18,318 sq ft.	8/31/20
Los Alamos, New Mexico	Federal Services	General office space	6,471 sq ft.	03/01/13
Los Alamos, New Mexico	Federal Services	General office space	1,500 sq ft.	01/25/10
Los Alamos, New Mexico	Federal Services	General office space	1,000 sq ft.	03/31/10
Moraga, California	Corporate	General office space	300 sq ft.	Monthly
Danbury, Connecticut	Commercial Services	General office space	6,549 sq ft.	11/30/17
Oak Ridge, Tennessee	Commercial Services	General office space	10,571 sq ft.	06/30/10
Oak Ridge, Tennessee—Commerce Park	Federal Services and Commercial Services	General office space	23,891 sq ft.	03/31/14
Piketon, OH	Federal Services	General office space	1,482 sq ft.	12/31/11
Richland, Washington—Stevens Drive	Commercial Services	General office space	32,300 sq ft.	09/30/13
Richland, Washington	Federal Services	General office space	6,200 sq. ft.	03/30/10
Salt Lake City, Utah	All	Corporate offices	36,578 sq ft.	12/31/12
Swindon, U.K.	International	General office space	7,600 sq ft.	10/13/13
Toronto, Ontario	LP&D	General office space	400 sq ft.	10/31/10
Washington, D.C.	Federal Services and Commercial Services	General office space	5,035 sq ft.	09/30/17
Operating Rights
Barnwell, South Carolina	LP&D	Treatment and disposal facility	235 acres	04/05/75

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

        On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the "District Court Order") finding that the Northwest Compact has no authority to restrict the flow of out of region waste to our facility in Clive, Utah. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in favor of EnergySolutions on June 17, 2009. The defendants in the Declaratory Judgment Action have appealed the judgment to the United States Circuit Court of Appeals for the 10th Circuit. After issuance of the District Court Order the NRC has solicited the views of potential parties but has not yet lifted its order holding the review of our pending import license application in abeyance.

        We intend to vigorously prosecute our declaratory judgment action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative until the appellate process is concluded.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock began trading on the NYSE under the symbol "ES" on November 15, 2007. The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE for each full quarterly period within the two most recent fiscal years:

	Highest	Lowest
2008
First Quarter	$27.85	$16.90
Second Quarter	27.42	20.68
Third Quarter	23.64	8.50
Fourth Quarter	10.93	3.35
2009
First Quarter	$8.93	$4.25
Second Quarter	$10.80	$7.25
Third Quarter	$9.63	$7.20
Fourth Quarter	$9.70	$8.08

Holders

        As of February 26, 2010, there were 42 stockholders of record. We believe we have approximately 11,300 beneficial stockholders.

Dividends

        During the years ended December 31, 2009 and 2008, we paid four quarterly dividends of $0.025 per share. We intend to continue to pay such quarterly cash dividends during 2010. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

        See Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data.

        The following table presents selected financial data for our business as of the dates and for the periods indicated. The financial data for the one month ended January 31, 2005 were derived from the audited consolidated financial statements and the related notes of our predecessor company, Envirocare of Utah, Inc., or Envirocare. The financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 and for the years ended December 31, 2009, 2008, 2007 and 2006 and for the eleven months ended

December 31, 2005 were derived from the audited consolidated financial statements of EnergySolutions, LLC or EnergySolutions, Inc., subsequent to our conversion to a "C" corporation in connection with our initial public offering. The financial data as of December 31, 2007, 2006 and 2005 and for the year ended December 31, 2006, for the eleven months ended December 31, 2005, and for the one month ended January 31, 2005 have been derived from audited consolidated financial statements that are not included within this annual report on Form 10-K. The financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 have been derived from audited consolidated financial statements that are included within this annual report on Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	EnergySolutions					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007(1)	Year Ended December 31, 2006(2)	Eleven Months Ended December 31, 2005(3)	One Month Ended January 31, 2005
	(in thousands of dollars, except for per share data)
Statement of Operations Data:
Revenues	$1,623,893	$1,791,631	$1,092,613	$427,103	$348,192	$21,914
Gross profit	214,297	247,193	196,527	191,236	213,842	14,532
Income from operations(4)	97,915	120,930	75,952	89,974	166,432	13,565
Net income (loss) attributable to EnergySolutions	50,832	45,181	(8,899)	26,849	117,985	13,578
Net income (loss) per share data(5):
Basic	$0.58	$0.51	$(0.79)
Diluted	0.57	0.51	(0.79)
Number of shares used in per share calculations (in thousands):
Basic	88,318	88,304	11,274
Diluted	88,436	88,311	11,274
Cash dividends declared per common share	$0.10	$0.10	$—
Pro forma net income (loss) per share data (unaudited)(6):
Basic			$0.02	$0.20
Diluted			0.02	0.20
Number of shares used in per share calculations (in thousands):
Basic			76,748	75,150
Diluted			77,156	75,150
Other Data:
Amortization of intangible assets(7)	$25,271	$28,250	$24,147	$16,589	$10,917	$—
Capital expenditures(8)	24,389	26,629	13,312	23,910	33,198	393
Balance Sheet Data:
Working capital(9)	$120,238	$92,550	$69,739	$32,136	$25,793
Cash and cash equivalents	15,913	48,448	36,366	4,641	34,798
Total assets	1,511,175	1,550,712	1,624,950	1,157,205	580,009
Total debt	524,111	566,757	606,967	764,167	547,707

(1)
Includes the results of operations of Parallax, RSMC, NUKEM and Monserco from the dates of their acquisitions in January 2007, June 2007, July 2007 and December 2007, respectively.

(2)
Includes the results of operations of BNGA, Duratek and ESEU from the dates of their acquisitions in February 2006, June 2006 and December 2006, respectively.

(3)
Includes the results of a major contract that contributed $105.4 million in revenues to our LP&D segment during 2005, but generated no significant revenues in subsequent years.

(4)
Prior to 2009, we included equity in income of unconsolidated joint ventures in other income (expense), net. During 2009, we reclassified these amounts from other income (expense), net, to operating income in the accompanying consolidated statements of operations. Accordingly, income from operations increased by $7.6 million, $3.2 million and $1.4 million, respectively, for the year ended December 31, 2009, 2008 and 2007 as a result of this reclassification. The reclassifications had no impact on income from operations for the year ended December 31, 2006, the eleven months ended January 31, 2005 and the one month ended January 31, 2005. There was no impact on net income for any of these periods as a result of this reclassification.

(5)
Historical net income (loss) per share is not presented for the year ended December 31, 2006, the eleven months ended December 31, 2005 and the one month ended January 31, 2005 since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

(6)
Prior to our initial public offering we conducted our operations as a limited liability company, and our equity structure consisted of member interests. For the purposes of this summary, we have presented the share and net income (loss) per share information for EnergySolutions to reflect retroactively the impact of our reorganization from a limited liability company to a "C" corporation in connection with the completion of our initial public offering on November 20, 2007. Additionally, we have reflected pro forma income tax expense of $1.0 million and $9.3 million for the years ended December 31, 2007 and 2006, respectively, to reflect our estimated income tax expense had we been a fully taxable entity in those periods.

(7)
Represents the non-cash amortization of intangible assets such as permits, technology, customer relationships and non-compete agreements acquired through the acquisition of our predecessor in 2005 and our acquisitions of BNGA and Duratek in 2006 and RSMC in 2007. Portions of this non-cash amortization expense are included in both cost of revenues and selling, general and administrative expenses. Our amortization costs related to intangible assets increased from 2005 to 2006 as a result of our acquisitions of BNGA and Duratek and increased again in 2007 and 2008 as a result of our acquisition of RSMC. Intangible assets and goodwill related to the acquisition of RSMC are denominated in foreign currency.

(8)
We completed several significant capital improvements in 2005, 2006, 2008 and 2009, including the installation of a new metal shredder, rail handling loop and rotary dump at our Clive facility in 2005 and 2006, the purchase of equipment required for the Atlas mill tailings contract in 2008 and 2009, and purchase of software and capitalization of implementation costs for a new enterprise resource planning system (Oracle EBS R12) in 2009. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures."

(9)
Consists of current assets, less current liabilities.

Selected Quarterly Financial Data (Unaudited)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$437,109	$373,585	$364,853	$448,346
Gross profit	50,598	46,328	43,943	73,428
Income from operations(1)	20,782	18,171	21,131	37,831
Net income attributable to EnergySolutions	8,127	7,330	12,856	22,519
Net income per share data:
Basic	$0.09	$0.08	$0.15	$0.25
Diluted	0.09	0.08	0.15	0.25
Number of shares used in per share calculations:
Basic	88,306	88,306	88,315	88,345
Diluted	88,337	88,493	88,558	88,595

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$501,753	$460,345	$419,453	$410,080
Gross profit	73,533	61,970	56,491	55,199
Income from operations(1)	45,977	32,741	26,729	15,483
Net income attributable to EnergySolutions	19,293	12,595	10,902	2,391
Net income per share data:
Basic	$0.22	$0.14	$0.12	$0.03
Diluted	0.22	0.14	0.12	0.03
Number of shares used in per share calculations:
Basic	88,304	88,304	88,304	88,305
Diluted	88,310	88,310	88,312	88,316

(1)
Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other income (expense), net. During the fourth quarter of 2009, we reclassified these amounts from other income (expense), net to operating income in the accompanying consolidated statements of operations. Accordingly, for the quarters ended March 31, June 30 and September 30, 2009 income from operations was increased by $1.0 million, $2.2 million and $2.8 million, respectively, and for the quarters ended March 31, June 30, September 30 and December 31, 2008 income from operations was increased by $0.7 million, $0.8 million, $0.9 million and $0.7 million, respectively, as a result of the reclassification.

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

        We provide our services through four segments: Federal Services, Commercial Services, LP&D and International. Our Federal Services segment derives revenues from U.S. government customers for the M&O or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the DOE and DOD. Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, and our LP&D segment will coordinate to provide integrated services. Prior to our acquisitions of RSMC in 2007 and EU Services Limited in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment.

Components of Revenues and Expenses

Revenues and Costs of Revenues

Federal Services segment

        We generate revenues in our Federal Services segment primarily from M&O and clean-up services on DOE and DOD sites that have radioactive materials. Under Tier 1 contracts, we typically provide services as an integrated member of a prime contract team. Under a Tier 2 contract, we provide services to Tier 1 contractors as a subcontractor. Tier 1 contracts often include an award fee in excess of incurred costs and may also include an incentive fee for meeting contractual targets, milestones or performance factors. These award fees often are not associated with significant additional expenditures.

        Historically, the majority of our Federal Services segment revenues have been generated from either Tier 1 cost-reimbursable contracts with award (typically expressed as a percentage of cost) or incentive (typically success-based) fees or Tier 2 contracts that can be cost-reimbursable, fixed-price or unit-rate contracts. When we have provided services as an integrated member of a Tier 1 prime contract team, we have typically entered into a contract with the other members of the team pursuant to which we share the award or incentive fees under the customer contract. The revenue characteristics of these contracts are as follows:

  •
  Tier 1 Contract, Acting as Lead Prime Contractor.  In situations where we act as lead prime contractor in a fee-share arrangement, we submit invoices to the customer for recovery of costs incurred in providing project services and also submit to the customer the cost-recovery invoices of the other team members that have been submitted to us. Depending on the nature of the contract, we typically recognize the entire amount of our fee and cost reimbursement as lead prime contractor as revenue and record an expense for the portion of the fee and cost reimbursement that we pay to the other team members in proportion to their respective percentages of the fee-share arrangement and costs. As a result, when we act as lead prime contractor, we recognize higher revenues and may realize higher gross profit but lower gross margin than when we do not act as lead prime contractor.

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

        We typically generate revenues in our Federal Services segment pursuant to long-term contracts. The process of bidding for government contracts is extremely competitive and time-consuming. Discussions relating to a potential government contract often begin one or two years before an official request for proposal, or RFP, is announced. An additional one or two years may pass between the government's announcement of an RFP and its award of a contract. Third party consulting and bid preparation expenses associated with bidding for a Tier 1 contract typically range from $0.5 million to $1.5 million and are recognized as incurred in selling, general and administrative expenses. These are in addition to our internal expenses and corporate overhead. Once awarded a contract, an additional several months may pass before we begin to recognize revenues in connection with that contract.

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

        We only recognize fees as revenue when the amount to be received is fixed or determinable. Our contracts with the NDA allow for a portion of the fees to be paid monthly on account during the year. The total amount paid on account at the year end cannot exceed a combined 60% of the total base incentive fee available and 80% of the efficiency fee earned. For the first six months of the contract year, which ends March 31, we receive monthly on account payments of fees equivalent to 5% of the total available fees for the contract year, although the monthly amount of the base incentive fee may be increased to reflect actual fees earned in the period if mutually agreed. The contract requires a joint review with the NDA of performance at the end of the sixth month and the ninth month of the contract year. The purpose of the review is to establish a forecast of fees expected to be earned in the year, against which future scheduled monthly fee payments are assessed, and potentially adjusted, to ensure that the total fees paid on account by the end of the contract year will not exceed the contractual limits. In July, following the end of the contract year, we expect to finalize any earned but unpaid incentive and efficiency fees due from the NDA and receive a corresponding final fee payment. Given our contractual fee mechanism, a greater portion of efficiency fees are recognized in March, which is the final month of the contract year. As a result, we expect first-quarter revenues in our International segment to exceed revenues in that segment during any other quarter of the year.

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

        The International segment also includes the results of ESEU project activities and other projects performed outside of North America.

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

        We segregate our SG&A expenses into two categories for reporting purposes. Segment SG&A reflects costs specifically associated with each of our business segments, such as costs for segment leadership compensation and expenses, specific business development activities, and other costs associated with a specific segment. Corporate SG&A reflects costs associated with supporting the entire company including executive management and administrative functions such as accounting, treasury, legal, human resources and information technology, and other costs required to support the company. Corporate SG&A also includes the advisory fees we have paid to affiliates of Lindsay Goldberg & Bessemer L.P., Peterson Partners, Inc. and Creamer Investments, Inc., all members of ENV Holdings LLC, under various advisory services agreements. See "Certain Relationships and Related Party Transactions." These agreements were terminated in connection with the completion of our initial public offering on November 20, 2007.

Interest Expense

        Interest expense includes both cash and accrued interest expense and amortization of deferred financing costs and fees and interest paid on outstanding letters of credit.

Other Income, Net

        Other income, net includes interest income, mark-to-market gains and losses on our derivative contracts and transactional foreign currency gains and losses.

Outlook

        We expect the following factors to affect our results of operations in future periods. In addition to these factors, please refer to "Risk Factors" for additional information on what could cause our actual results to differ from our expectations.

  •
  Revenues may be impacted by foreign currency fluctuations.  During the year ended December 31, 2009, revenues from our International segment were 60.8% of our total consolidated revenues. Most of our revenues in our International segment are derived from contracts with the NDA in the U.K. which are denominated in pound sterling. Over the past 6 months, the pound sterling has held its value at an average exchange rate of 1.6369. Providing that the pound sterling exchange rate remains constant, we expect our revenues in the International segment for 2010 to decrease approximately 6% from 2009 due to deceased funding by the NDA. We expect revenues for 2010 in our Federal Services and LP&D segments to increase less than 5% from 2009 and revenues for 2010 in our Commercial Services segment to be comparable to 2009. As a result, we expect consolidated revenues for 2010 to decrease approximately 3% to 4% from 2009.

  •
  Gross margin.  We expect our consolidated gross margin for 2010 to be consistent with our consolidated gross margins for 2008 and 2009. We also expect the gross margins of segments for 2010 to be consistent with the gross margins of segments for 2008 and 2009.

  •
  Selling, general and administrative expenses.  We expect our selling, general and administrative expenses for 2010 to decrease approximately 4% to 6% from 2009.

  •
  Equity-based compensation expense.  We account for equity-based compensation payments, including grants to employees, based on the fair values of the equity instruments issued. As of December 31, 2009 we have options to purchase an aggregate of 6.7 million shares of common stock and we have 545,906 unvested restricted shares of our common stock outstanding. We recognized compensation expense of $14.6 million, $9.2 million and $1.6 million in 2009, 2008 and 2007, respectively, and expect to record compensation expense of $9.2 million in 2010 as a result of these outstanding options and unvested restricted shares. During 2010, we expect to grant additional stock options and restricted stock and expect to record compensation expense of $2.0 million in 2010 as a result of these 2010 grants.

    In addition, we incurred non-cash compensation expense of $0.3 million, $0.6 million and $2.7 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to profit interest units granted in ENV Holdings LLC in connection with the acquisition of Envirocare in 2005 and our acquisitions of BNGA and Duratek in 2006. There is no remaining unrecognized compensation expense associated with these units.

  •
  Capital expenditures.  We expect capital expenditures in 2010 to be approximately $25.0 million related mostly to purchases of equipment and property improvements at our facilities. Most of our capital expenditures of approximately $24.4 million in 2009 related to the implementation of an enterprise resource planning system (Oracle EBS R12), purchase of equipment required for the Atlas mill tailings contract awarded to us in June 2007 and purchase of equipment to be used at our decommissioning sites and at our facilities. We had capital expenditures of $26.6 million and $13.3 million in 2008 and 2007, respectively.

  •
  Amortization costs related to intangible assets.  We expect non-cash amortization costs to remain constant in 2010, providing we do not acquire any significant businesses or intangible assets and foreign exchange rates remain constant. We incurred approximately $25.3 million and $28.3 million of non-cash amortization expense in 2009 and 2008, respectively, related to the intangible assets acquired in 2005, 2006 and 2007. During 2009 and 2008, we incurred a full year of non-cash amortization costs related to intangible assets acquired in our RSMC acquisition in June 2007. We expect to incur $25.7 million of non-cash amortization expense in 2010.

  •
  Interest Expense.  On September 23, 2009, we amended our credit facilities. Among the amendments, the interest rate on our borrowings increased from LIBOR plus 2.25% to LIBOR plus 3.75%. Based on this increase and our expectations that LIBOR will increase during 2010, we expect our interest expense for 2010 to increase approximately 8% to 10% from our interest expense for 2009.

  •
  Income taxes.  Our effective tax rate in 2009 and 2008 was 22.3% and 31.8%, which is lower than the blended statutory rate primarily due to the effect of research and development credits in the U.K. and in the U.S. We anticipate our effective tax rate for 2010, exclusive of any unusual items, will be approximately 33% to 36%.

Results of Operations

        The following table shows certain items from our income statements for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenues:
Federal Services Segment	$304,634	$271,820	$151,355
Commercial Services Segment	87,305	107,198	137,378
LP&D Segment	244,217	246,810	262,801
International Segment	987,737	1,165,803	541,079

Total revenues	1,623,893	1,791,631	1,092,613
Cost of revenues:
Federal Services Segment	(266,276)	(232,623)	(108,972)
Commercial Services Segment	(65,298)	(73,918)	(109,566)
LP&D Segment	(152,259)	(149,731)	(154,038)
International Segment	(925,763)	(1,088,166)	(523,510)

Total cost of revenues	(1,409,596)	(1,544,438)	(896,086)
Gross profit:
Federal Services Segment	38,358	39,197	42,383
Commercial Services Segment	22,007	33,280	27,812
LP&D Segment	91,958	97,079	108,763
International Segment	61,974	77,637	17,569

Total gross profit	214,297	247,193	196,527
Segment selling, general and administrative expenses:
Federal Services Segment	(15,632)	(9,614)	(11,306)
Commercial Services Segment	(6,299)	(7,455)	(7,730)
LP&D Segment	(7,891)	(9,186)	(8,452)
International Segment	(18,853)	(20,968)	(14,639)

Total segment selling, general and administrative expenses	(48,675)	(47,223)	(42,127)
Segment operating income:
Federal Services Segment	22,726	29,583	31,077
Commercial Services Segment	15,708	25,825	20,082
LP&D Segment	84,067	87,893	100,311
International Segment	43,121	56,669	2,930

Total segment operating income	165,622	199,970	154,400
Corporate selling, general and administrative expenses	(75,280)	(82,207)	(79,821)
Equity in income of unconsolidated joint ventures	7,573	3,167	1,373

Total income from operations	97,915	120,930	75,952
Interest expense	(30,403)	(44,595)	(75,432)
Other income (expenses), net	(961)	(8,723)	1,991

Income before income taxes and noncontrolling interests	66,551	67,612	2,511
Income tax expense	(14,588)	(21,098)	(11,318)

Net income (loss)	51,963	46,514	(8,807)
Less: Net income attributable to noncontrolling interests	(1,131)	(1,333)	(92)

Net income attributable to EnergySolutions	$50,832	$45,181	$(8,899)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Federal Services Segment

        Revenues and cost of revenues from our Federal Services segment increased $32.8 million and $33.7 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Gross profit decreased $0.8 million while gross margin decreased to 12.6% for the year ended December 31, 2009 from 14.4% for the year ended December 31, 2008 primarily due to decreased activity on higher margin contracts and increased activity on lower margin contracts.

        Revenues and gross profit generated by our contract with the DOE to clean up the Atlas mill tailings near Moab, Utah increased $35.3 million and $3.4 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was primarily attributable to American Recovery and Reinvestment Act ("ARRA") funding received to support the construction of an underpass, which was completed in December 2009, to facilitate transportation of waste from the site to the disposal cell, and increased shipments of uranium mill tailings during the year ended December 31, 2009. As a result, cost of revenues on the Moab contract increased $31.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

        Revenues related to engineering and technology projects within Federal Services increased $17.2 million, cost of revenues increased $15.2 million and gross profit increased $2.0 million for the year ended December 31, 2009 compared to December 31, 2008 primarily due to increased operations on two projects. These projects provide critical technical and testing support to the DOE Waste Treatment Plant in Richland, WA.

        Revenues and cost of revenues from our Isotek Systems joint venture increased $5.0 million and $4.3 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The Isotek contract allows for the reimbursement of costs plus a fee. The cost of revenues increased due to increased design and construction activities also resulting in increased revenues. Gross profit, representing the fee less unallowable costs, increased $0.7 million for the year ended December 31, 2009 compared to December 31, 2008.

        In addition, revenues and cost of revenues from our subsidiary, EnergySolutions Performance Strategies, formerly Parallax, increased $10.6 million and $8.7 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to additional ARRA funding received to support increased operations at a federal site in Portsmouth, Ohio, during the year ended December 31, 2009. As a result, gross profit increased $1.9 million for the year ended December 31, 2009 compared to December 31, 2008.

        These increases were offset, in part, by a collective decrease of revenues, cost of revenues and gross profit of $18.6 million, $10.5 million and $8.1 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008 related to two contracts at the DOE Hanford site and our Savannah River site operations contract due to substantial completion of the contracts at these sites in late 2008 and early 2009. However, we continue to generate income through our proportional share of income in the Washington River Protection Solutions joint venture at the Hanford site.

        In addition, revenues and cost of revenues from our Uranium Disposition Services joint venture, decreased $19.0 million and $18.5 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to substantial completion of the construction phase of the project. Gross profit decreased $0.5 million for the year ended December 31, 2009 compared to December 31, 2008.

        Segment selling, general and administrative expenses in our Federal Services segment increased $6.0 million to $15.6 million for the year ended December 31, 2009 from $9.6 million for the year ended December 31, 2008. The increase is primarily due to increased labor costs during the year ended December 31, 2009 of $2.9 million and higher bid and contract proposal expenses of $2.1 million incurred for the submission of bids on two large federal proposals.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment decreased $19.9 million and $8.6 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Gross profit decreased $11.3 million while gross margin decreased to 25.2% for the year ended December 31, 2009 from 31.0% for the year ended December 31, 2008 due primarily to the relative profitability of the major projects being performed in each period.

        One of our large commercial engineering and technology waste container design and fabrication projects was completed in December 2008. This resulted in a decrease of revenues and gross profit of $16.1 million and $5.3 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008.

        Revenues and gross profit in our spent fuel operations decreased $8.1 million and $3.1 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was largely attributable to the continued decrease of work due to the closure of the Barnwell disposal site to states outside the Atlantic Compact in July 2008.

        Revenues and gross profit related to our commercial decommissioning services decreased $2.0 million and $4.4 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in gross profit is primarily due to increased cost of revenues as a result of increased waste volumes and additional costs incurred on the Federated Metals project which has been delayed due to wet weather conditions.

        Revenues in our large components operation increased $4.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to work performed on our Duke McGuire and Fermi projects. Cost of revenues related to our large components operation increased $5.6 million due to increased subcontractor costs and project delays. As a result, gross profit decreased $1.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.

        Revenues and gross profit in our liquid waste processing division increased $2.7 million and $2.9 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to a higher demand for liners and additional work on existing projects.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $1.2 million to $6.3 million for the year ended December 31, 2009 from $7.5 million for the year ended December 31, 2008. The decrease is primarily due to decreased incentive compensation expenses based on a shortfall of 2009 performance targets, lower business development costs and decreased travel expenses.

LP&D Segment

        Revenues and gross profit in our LP&D segment decreased $2.6 million and $5.1 million, respectively, for year ended December 31, 2009 compared to the year ended December 31, 2008. Gross margin decreased to 37.7% for the year ended December 31, 2009 from 39.3% for the year ended December 31, 2008 primarily due to decreased revenues at our Clive, Utah facility and increased overhead costs related to our manufacturing division.

        Revenues at our Clive, Utah facility decreased $11.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a combination of lower waste disposal volumes processed due to completion of two major decontamination and decommissioning projects during 2008, and delays in waste shipments during the year ended December 31, 2009. As a result, cost of revenues and gross profit decreased $7.0 million and $4.4 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008.

        Revenues related to our transportation services decreased $1.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to lower shipments of casks and lower fuel surcharges. Cost of revenues related to our transportation services decreased $2.4 million due to lower fuel and subcontractor costs and additional reductions in operating and overhead costs, resulting in a $0.7 million increase in gross profit for year ended December 31, 2009 compared to the year ended December 31, 2008.

        These decreases were offset, in part, by increased revenues of $7.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 at our Bear Creek, Tennessee facility due to higher volume of waste processed during the year ended December 31, 2009 and backlog of work carried over from 2008 of unprocessed receipts. The majority of costs at our Bear Creek, Tennessee facility are fixed, resulting in an increase in gross profit of $4.9 million year ended December 31, 2009 compared to the year ended December 31, 2008.

        Revenues and cost of revenues related to our manufacturing division increased $6.0 million and $11.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a large shipment of depleted uranium tubes in December 2009. However, gross profit decreased $5.0 million as a result of higher overhead costs recorded during the year ended December 31, 2009 due to excess capacity.

        Segment selling, general and administrative expenses in our LP&D segment decreased $1.3 million to $7.9 million for the year ended December 31, 2009 from $9.2 million for the year ended December 31, 2008 mostly due to decreased incentive compensation costs of $1.4 million based on a shortfall of 2009 performance targets.

International Segment

        Revenues in our International segment decreased $178.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $13.0 million. However, this increase was offset by a $191.1 million decrease due to lower pound sterling exchange rates during year ended December 31, 2009 compared to the same period in 2008. Of the $13.0 million increase in revenues, our revenues related to the Magnox contracts increased $10.6 million during the year ended December 31, 2009 compared to the same period in 2008. In addition, revenues related to our other UK operations increased $2.4 million.

        Cost of revenues in our International segment decreased $162.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $15.5 million. However, this increase was offset by a $177.9 million decrease due to lower pound sterling exchange rates during the year ended December 31, 2009 compared to the same period in 2008. Of the $15.5 million increase in cost of revenues, our cost of revenues related to our Magnox contracts increased $17.6 million primarily due to employee termination benefits related to voluntary termination program of 200 employees at our Magnox sites offset by decreased labor and subcontractor costs during the year ended December 31, 2009 compared to the same period in 2008. In addition, cost of revenues related to our other UK operations decreased $2.1 million.

        Gross profit in our International segment decreased $15.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $2.5 million. In addition, gross profit decreased $13.2 million due to a decline in pound sterling exchange rates during the year ended December 31, 2009 compared to the same period in 2008. Gross profit margin in our International segment was 6.3% for the year ended December 31, 2009 compared to 6.7% for the year ended December 30, 2008. The decrease in gross profit margin is primarily due to employee termination benefits recorded during the year ended December 31, 2009 compared to the same period in 2008.

        Segment selling, general and administrative expenses in our International segment decreased $2.1 million for the year ended December 31, 2009 as compared to 2008 primarily due to a decrease in amortization expense of intangible assets for the period offset by an increase in bid and proposal expenses relating to potential contracts in the UK and other foreign locations and other administrative expenses. During the year ended December 31, 2009, the Company determined that it had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As a result, amortization expense decreased $2.2 million during the year ended December 31, 2009 compared to the year ended December 31, 2008, of which $0.6 million relates to expense recorded in periods prior to 2009.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $6.9 million to $75.3 million for the year ended December 31, 2009 from $82.2 million for the year ended December 31, 2008. This decrease is primarily attributable to decreased management compensation expense of $10.0 million from 2008 that was paid at the direction of and fully reimbursed by ENV Holdings and decreased incentive compensation expense based on a shortfall of 2009 performance targets. These decreases are offset by increased legal fees related to our declaratory judgment action with the Northwest Compact, increased equity-based compensation expense of $4.8 million of which $2.6 million resulted from a modification in the vesting terms of stock option and restricted stock grants of a former executive and increased expenses of $1.6 million relating to the separation agreements of former executives.

        As a percentage of revenues, corporate selling, general and administrative expenses remained constant at 4.6% for the years ended December 31, 2009 and 2008.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $4.4 million, or 139.1%, to $7.6 million for the year ended December 31, 2009 from $3.2 million for the year ended December 31, 2008. The increase is mostly attributable to an increase of $5.3 million in our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site in which we have a non-controlling interest.

Interest expense

        Interest expense decreased $14.2 million, or 31.8%, to $30.4 million for the year ended December 31, 2009 from $44.6 million for the year ended December 31, 2008. The decrease is primarily attributable to a decline in our average borrowings outstanding as a result of repaying $47.6 million of debt during 2009. In addition, interest rates related to our credit facilities declined during 2009 due to a decrease in LIBOR as compared to the prior year.

Other income (expense), net

        Other expense, net, decreased $7.7 million, or 89.0%, to a net other expense of $1.0 million for the year ended December 31, 2009 from a net other expense of $8.7 million for the year ended

December 31, 2008. The decrease is mostly attributable to decreased net foreign currency losses of $7.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. In addition, losses derived from our interest rate swap decreased $1.0 million during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Income taxes

        We recognized income tax expense of $14.6 million and $21.1 million for the years ended December 31, 2009 and December 31, 2008, respectively, based on estimated annual effective tax rates on our consolidated operations of 22.3% and 31.8%, respectively. The decrease in income tax expense is primarily due to the effect of research and development credits in the U.S. and the U.K., offset by certain nondeductible expenses and IRS audit settlements.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Federal Services Segment

        Revenues in our Federal Services segment increased $120.4 million, or 79.6%, to $271.8 million for the year ended December 31, 2008 from $151.4 million for the year ended December 31, 2007. This increase is primarily attributable to increased revenues earned during the year ended December 31, 2008 compared to the year ended December 31, 2007 from the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, of $113.8 million. We were also awarded a contract by the DOE to cleanup the Atlas mill tailings near Moab, Utah which contributed additional revenue of $21.4 million for the year ended December 31, 2008. This increase was partially offset by decreased revenues of $9.1 million and $7.6 million from work we performed at the Savannah River site and as a subcontractor on two contracts at the Hanford site, respectively, for the year ended December 31, 2008.

        Cost of revenues in our Federal Services segment increased $123.6 million, or 113.4%, to $232.6 million for the year ended December 31, 2008 from $109.0 million for the year ended December 31, 2007. This increase is primarily attributable to increased costs recognized during the year ended December 31, 2008 compared to December 31, 2007 as a result of the consolidation of two of our joint venture interests, Isotek, LLC and UDS, LLC, of $111.1 million and the clean up of the Atlas mill tailings near Moab, Utah of $18.4 million. This increase was partially offset by decreased cost of revenues of $4.2 million and $3.0 million from work we performed at the Savannah River site and as a subcontractor on two contracts at the Hanford site, respectively.

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

Commercial Services Segment

        Revenues in our Commercial Services segment decreased $30.2 million, or 22.0%, to $107.2 million for the year ended December 31, 2008 from $137.4 million for the year ended December 31, 2007. This is primarily the result of decreased revenues from our engineering and technology and utility services projects of $21.5 million and $18.2 million, respectively, for the year ended December 31, 2008, due to completion of several projects. These decreases are offset by increased revenues of our commercial decommissioning operations and liquid waste processing of $5.3 million and $3.5 million, respectively, for the year ended December 31, 2008. Contracts in our Commercial Services segment typically have durations of 12 months or less. As a result, timing of contract awards contributes significantly to the fluctuation of revenues.

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

LP&D Segment

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

International Segment

        Revenues in our International segment increased $624.7 million, or 115.5%, to $1.2 billion for the year ended December 31, 2008 from $541.1 million for the year ended December 31, 2007. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $672.0 million. However, this increase was offset by a $47.2 million decrease due to a decline in pound sterling exchange rates during the year ended December 31, 2008 compared to the same period in 2007. During the year ended December 31, 2008, the acquisition of RSMC in June 2007 contributed a full year of revenue in 2008 increasing revenues $630.1 million compared to the same period in 2007. This increase is offset, in part, by a decrease in our ESEU operations of $3.7 million.

        Cost of revenues in our International segment increased $564.7 million, or 107.9%, to $1.1 billion for the year ended December 31, 2008 from $523.5 million for the year ended December 31, 2007. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $610.2 million. However, this increase was offset by a $45.6 million decrease due to a decline in pound sterling exchange rates during the year ended December 31, 2008 compared to the same period in 2007. During the year ended December 31, 2008, the acquisition of RSMC in June 2007 contributed a full year of operations in 2008 increasing cost of revenues $569.5 million compared to the same period in 2007. This increase is offset, in part, by a decrease in our ESEU operations of $1.6 million.

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

        Segment selling, general and administrative expenses in our International segment increased $6.4 million to $21.0 million for the year ended December 31, 2008 from $14.6 million for the year ended December 31, 2007. The increase is primarily due to amortization expense of $4.6 million associated with intangible assets of RSMC, which we acquired in June 2007, bid and proposal expenses relating to potential contracts in the United Kingdom and other administrative expenses of our U.K. operations of $1.8 million.

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

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $1.8 million, or 130.6%, to $3.2 million for the year ended December 31, 2008 from $1.4 million for the year ended December 31, 2007. The increase is mostly attributable to an increase of $0.7 million in our proportional share of income from our Parallax Portsmouth LLC joint venture and $0.5 million in our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site in which we have a non-controlling interests for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Interest expense

        Interest expense decreased $30.8 million, or 40.8%, to $44.6 million for the year ended December 31, 2008 from $75.4 million for the year ended December 31, 2007. The decrease is primarily attributable to a decline in our average borrowings outstanding as a result of repaying $108.2 million of debt in connection with our initial public offering in November 2007 and repaying $40.2 million of debt during 2008. In addition, interest rates related to our credit facilities declined in 2008 due to a decrease in LIBOR.

Other income (expense), net

        Other expense, net, increased $10.7 million, or 538.1%, to a net other expense of $8.7 million for the year ended December 31, 2008 from a net other income of $2.0 million for the year ended December 31, 2007. The increase is mostly attributable to increased remeasurement losses on our US dollar denominated notes receivable with our U.K. subsidiary of $14.7 million, increased other foreign currency transactional losses of $2.2 million and increased losses on our interest rate derivative contracts of $1.7 million. These losses are offset, in part, by increased gains on our foreign currency derivative contracts of $8.0 million.

Income taxes

        We recognized income tax expense of $21.1 million for the year ended December 31, 2008 based on an estimated annual effective tax rate on our consolidated operations of 31.8%, which is lower than the statutory rate of 35% mostly due to the effect of research and development credits in the U.K. Prior to our reorganization on November 20, 2007, EnergySolutions, LLC operated as a limited liability company and was treated as a disregarded entity owned by a partnership for federal income tax purposes. As such, during the year ended December 31, 2007, we recognized an income tax expense of $11.3 million, primarily due to income tax expense recognized of approximately $9.9 million relating to our reorganization from a limited liability company to a "C" corporation and foreign, federal and state income taxes for our taxable subsidiaries that we acquired in 2006 and 2007.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of December 31, 2009, our principal sources of liquidity consisted of $15.9 million of cash and cash equivalents and $59.2 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $10.8 million of outstanding letters of credit and $5.0 million of outstanding borrowings, both issued against our revolving credit facility. We also have a synthetic letter of credit facility of $100.0 million, of which $100.0 million of letters of credit were issued as of December 31, 2009.

        During the year ended December 31, 2009, our cash and cash equivalents decreased $32.5 million, to $15.9 million. This compares to an increase in cash and cash equivalents of $12.1 million for the year ended December 31, 2008. During the year ended December 31, 2009, we had net cash inflows from operating activities of $52.2 million. This was offset by net cash outflows from investing activities of $25.1 million, primarily related to purchases of property, plant and equipment. Our cash outflows from our financing activities were $64.2 million, primarily related to repayment of debt, payment of stockholder dividends, debt financing fees and realized losses on settlement of our derivative contracts offset by borrowings under our revolving credit facility.

        Our principal need for liquidity has been, and will continue to be, for working capital, to pay down debt and for capital expenditures. We also expect to use cash flow from operations to pay quarterly dividends. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. To the extent we maintain an annual dividend of $0.10 per share, our annual cash requirements for this dividend would be approximately $8.8 million, based on the number of shares currently outstanding. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the revolving portion of our credit facilities will be sufficient to meet our future liquidity needs, including the payment of such dividend, through at least the next twelve months.

        We have accumulated benefit obligations related to our pension plans of $3.0 billion. See Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K for a more detailed discussion. Approximately 94% of the accumulated benefit obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation. The plan we are required to fund related to our employees of Reactor Sites Management Company Limited, a wholly owned subsidiary in the UK, is currently funded by regular monthly payroll contributions from us and the employees. The next triennial valuation of the plan is expected to be completed in mid 2010. In anticipation of a deficit between the amount funded and the minimum funding requirements, we contributed an additional $3.2 million to the plan during the year ended December 31, 2009. Depending on the result of the triennial valuation, we may be required to make incremental cash payments to the plan within the next 12 months to maintain minimum funding requirements.

        Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

Historical Cash Flows

Cash flow from operating activities

        We generated $52.2 million of cash from operating activities during the year ended December 31, 2009. Cash from operating activities in 2009 included net income attributable to EnergySolutions of $50.8 million and significant non-cash expenses including depreciation and amortization expense of $46.2 million and equity-based compensation expense of $14.9 million. Cash from operating activities was also provided by a reduction in inventories of $10.1 million due to shipment of depleted uranium tubes and a reduction in other current assets of $25.6 million primarily due to a $10.0 million contribution received during the first quarter of 2009 from ENV Holdings and release of retention funds related to federal projects. Cash from operating activities was reduced due to increased accounts receivable of approximately $71.4 million and increased costs and estimated earnings in excess of billings on uncompleted contracts of $19.2 million during the year ended December 31, 2009.

        We generated $103.1 million of cash from operating activities during the year ended December 31, 2008. Cash from operating activities in 2008 included net income of $45.2 million and significant non-cash expenses including depreciation and amortization expense of $46.4 million and foreign currency transaction losses of $16.2 million. Cash from operating activities was also provided by a reduction in accounts receivable of $101.3 million primarily due to timing of collections on work performed on our contracts with the NDA. Cash from operating activities was used to reduce accounts payable and accrued liabilities by $76.6 million. The reduction in accounts payable and accrued liabilities was primarily due to timing of payments to vendors of our Magnox contracts in the U.K. In addition, cash from operating activities of $12.4 million was used for costs associated with our planned license stewardship project for Exelon's Zion nuclear facility that have been deferred until closing of the transaction.

Cash flow from investing activities

        We used $25.1 million of cash for investing activities during the year ended December 31, 2009. Of this amount, we used $24.4 million of cash for capital expenditures primarily due to software licensing costs and capitalizable implementation costs for a new enterprise resource planning system (Oracle EBS R12) and purchase of equipment required at our various facilities.

        We used $27.3 million of cash for investing activities during the year ended December 31, 2008. Of this amount, we used $26.6 million of cash for capital expenditures primarily to purchase equipment required for the Atlas mill tailings contract, equipment at our various facilities, computer hardware and software licenses.

Cash flow from financing activities

        We used $64.2 million of cash for financing activities during the year ended December 31, 2009 primarily to repay $47.6 million of long-term debt, to pay dividends of $8.8 million to our stockholders and to pay debt financing fees to our lenders to obtain amendments to our credit facilities in the amount of $4.9 million. In addition, during the year ended December 31, 2009 we realized a net loss of $5.3 million on settlement of our derivative contract.

        We used $52.6 million of cash for financing activities during the year ended December 31, 2008 primarily to repay $40.2 million of long-term debt, to pay dividends of $8.8 million to our shareholders and to pay debt financing fees of $6.4 million. We received net $5.2 million as settlement of our interest rate and foreign currency derivative contracts.

Capital Expenditures

        We had capital expenditures of $24.4 million, $26.6 million and $13.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. We invested in or completed several significant capital improvements in 2009 and 2008, including the implementation of a new enterprise resource planning system (Oracle EBS R12) and the purchase of equipment required for the Atlas mill tailings contract, respectively. We expect purchases of capital expenditures for the year ending December 31, 2010 will be approximately $25.0 million related primarily to purchases of equipment and property improvements at our facilities, which is in compliance with the debt covenants of our credit agreement. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

Credit Facilities

        On September 23, 2009, we entered into a Third Amended and Restated Credit Agreement, as subsequently amended on January 14, 2010 (the "Amended ES Credit Agreement") with Citicorp North America, Inc. ("CNAI") as administrative agent and collateral agent. Concurrently with the entry into the Amended ES Credit Agreement, Duratek, Inc., a wholly-owned subsidiary of the Company, entered into an Amended and Restated Credit Agreement, as subsequently amended on January 14, 2010 (the "Amended Duratek Credit Agreement" and together with the Amended ES Credit Agreement, the "Amended Credit Agreements") with CNAI. The Amended Credit Agreements amend, restate and supersede the credit agreements dated June 7, 2006 and subsequent amendments with CNAI and the lenders identified therein. The January 14, 2010 amendment increased the maximum credit support facility for the Zion Station transaction from $50 million to $200 million.

        Our credit facilities consist of a $75.0 million revolving credit facility, which matures on June 7, 2011, term-loan facilities totaling $770.0 million, which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit, of which $10.8 million were issued as of December 31, 2009. The synthetic letter of credit facilities had $100.0 million issued as of December 31, 2009.

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

        We currently have balances of $5.0 million in outstanding borrowings and $10.8 million of letters of credit issued against our $75.0 million revolving credit facility, a $519.1 million balance on our first-lien term loan facilities with minimum payments of $19.1 million in 2010 and $5.6 million in 2011 and 2012, and a $100.0 million synthetic letter of credit facility. Borrowings under our credit facilities bear interest at variable rates. As of December 31, 2009 and December 31, 2008, the interest rate of borrowings under our term-loan facilities was 4.01% and 4.14% respectively.

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

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of unsecured debt obligations other than specified debt obligations (or if our total leverage ratio is less than 2.0 to 1.0, then 50% of net proceeds is applied) and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of December 31, 2009, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $19.1 million due within the next 12 months.

        As of December 31, 2009, the interest rate of our term-loan facilities was 4.01%. At this rate and assuming an outstanding balance of $519.1 million as of December 31, 2009, our annual debt service obligations would be $23.6 million, consisting of $20.8 million of interest and $2.8 million of scheduled principal payments.

        As amended, the credit facilities also require us to maintain certain financial ratios, including a maximum leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum leverage ratio of 4.0 from the quarter ending December 31, 2009 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.75 through the quarter ending December 31, 2009, 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.75 through the quarter ending December 31, 2009 and 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of December 31, 2009, our total leverage, first-lien leverage and interest coverage ratios were 3.34, 3.34 and 6.09, respectively.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of $30 million for 2009 and $40 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the year ended December 31, 2009 were $24.4 million. As of December 31, 2009, we were in compliance with all of the covenants under our credit agreements.

        Under the terms of the Amended Credit Agreements, we will be permitted to obtain credit support in an aggregate amount of up to $200.0 million (increased from $50.0 million by the January 14, 2010 amendment) in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Such credit support may take the form of (i) incremental commitments under the Amended ES Credit Agreement with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation will be secured pari passu on the same collateral securing the obligations under the Credit Agreements and shall mature up to one year after its establishment (with two one-year auto-renewal extension provisions) but shall expire prior to the term loan maturity date.

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

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of December 31, 2009 and December 31, 2008, we have incurred costs of $14.8 million and $12.4 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before December 11, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken steps to reduce the monthly project costs including the termination of certain employees, transferring employees to other projects and the termination of certain subcontracts and lease agreements. Any costs relating to the termination of employees, subcontractors and lease or other agreements are expensed in the period terminated.

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

        The Amended Credit Agreements provide for an incremental facility commitment for the Zion transaction of up to $200.0 million, inclusive of any letter of credit obligations. The completion of the Zion Station acquisition is dependent among other things, on the continued recovery and stabilization of the value of the decommissioning fund.

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

Contractual Obligations and Other Commitments

        As of December 31, 2009, our contractual obligations and other commitments were as follows (in thousands):

	Payments Due by Period
	Total	2010	2011-2012	2013 - 2014	2015 and beyond
Long-term debt obligations(1)	$524,111	$19,071	$16,134	$488,906	$—
Capital lease obligations	492	465	27	—	—
Operating lease obligations	42,269	11,683	17,388	7,155	6,043
Other contractual obligations	15,000	2,500	5,000	5,000	2,500

Total	$581,872	$33,719	$38,549	$501,061	$8,543

(1)
Includes only obligations to pay principal of $5.0 million outstanding borrowings against our revolving credit facility and $519.1 million outstanding balance of our term-loan facilities. Assuming our variable interest rate of 4.01% at December 31, 2009 remains constant during these periods, our interest payment obligations would be $20.3 million, $39.4 million and $19.6 million for 2010, 2011-2012 and 2013, respectively, for a total interest payment obligation of $79.3 million.

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate, equipment for project contracts, rail equipment, and investments in joint ventures at December 31, 2009.

        As of December 31, 2009 we had outstanding floating-rate term loans of $519.1 million and outstanding borrowings against our revolving credit facility of $5.0 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective December 18, 2008. As of December 31, 2009, the swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $1.7 million.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2009 we had $100.0 million in letters of credit issued under our synthetic letters of credit facilities and $10.8 million in letters of credit issued under our revolving credit facilities. As of December 31, 2009 we had $0.7 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2009 the closure and post-closure state regulatory requirements for our facilities were $142.0 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO.

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

  •
  work has actually been performed;

  •
  the amount of revenue is fixed or determinable; and

  •
  collection of revenue from our customer is reasonably assured.

Federal, Commercial and International Contracts

        Our services are provided under cost-reimbursable plus award or incentive fee, fixed-price and unit-rate contracts. The following describes our policies for these contract types:

  •
  Cost-reimbursable contracts—We are reimbursed for allowable costs in accordance with Federal Acquisition Regulations ("FAR"), Cost Accounting Standards ("CAS"), or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or CAS, we may not be able to obtain reimbursement for such costs. A contract may also provide for award fees or incentive fees in addition to cost reimbursements. Incentive fees are earned if we meet certain contract provisions, including schedule, budget and safety. Monthly assessments are made to measure the amount of revenues earned in accordance with established contract provisions. Award and incentive fees are accrued when estimable and collection is reasonably assured.

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

        For the years ended December 31, 2009, 2008 and 2007, revenues calculated using a cost-to-cost approach were $59.5 million, $75.4 million and $68.6 million, respectively.

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

        Accounting guidance for asset retirement obligations requires us to record the fair value of an ARO as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. We are also required to record a corresponding asset that we depreciate over the life of the asset. After the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

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

        The cost basis for our D&D assets and related obligation include costs to decontaminate, disassemble and dispose of equipment and facilities. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.

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

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. A hypothetical 1% increase in the inflation rate would have increased our D&D obligation by $2.2 million. A hypothetical 10% increase in our cost estimate would have increased our D&D obligation by $2.6 million.

        We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates.

Recoverability of Long-Lived Assets, Including Goodwill

        Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill is tested at the reporting unit level at least annually for impairment and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. Guidance for accounting of Goodwill and Other Intangible Assets, requires a two-step impairment test. In the first step, we determine the fair value of the reporting unit using a discounted cash flow valuation model and compare the fair value to the reporting unit's carrying value. If the fair value of the reporting unit exceeds its carrying value, including goodwill, no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step of the goodwill impairment test, the implied fair value of the reporting unit's goodwill is compared to the carrying value. The implied fair value of the reporting unit's goodwill is determined as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to the excess.

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

        Since our annual impairment test, which was completed in the second quarter of 2009, we have updated our forecasts to reflect the continued impacts of the global economic down turn and have determined that goodwill is not impaired as of December 31, 2009. However, further changes in our forecasts or decreases in the value of our common stock could cause book values of certain operating segments to exceed their fair values, which may result in goodwill impairment charges in future periods. As of December 31, 2009 and 2008, respectively, we had $518.8 million and $528.3 million of goodwill and $310.2 million and $357.1 million of intangible assets with estimable useful lives on our consolidated balance sheets. We do not have any intangible assets with indefinite useful lives.

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

        We recorded compensation expense of $0.3 million, $0.6 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, which represents the portion of the fair value of these units that vested in those periods. At December 31, 2009 there is no remaining unrecognized compensation expense associated with these units. In addition, we have options outstanding to purchase an aggregate of 6,694,346 shares and unvested restricted shares of 545,906 as of December 31, 2009. We estimate that we will recognize compensation expense related to the issuance of these awards of $9.2 million, $8.2 million and $1.0 million in 2010, 2011 and 2012, respectively. Our estimate of fair value for the stock options was made using the Black-Scholes model based upon the closing stock price on the date of grant, volatility of 38.4% to 41.6%, risk-free interest rate of 1.9% to 2.7% per year, expected life of 3.75 years to 6.25 years, and a dividend yield of 1.13% to 1.80%. We determined the volatility rate by reference to volatility rates used by certain of our public industry peers since we do not have an established trading history of our common stock. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period.

Income Taxes

        Our effective tax rate in 2009 was 22.3%, which is lower than the blended statutory rate primarily due to the effect of research and development credits in the U.K and the U.S, offset by certain nondeductible expenses and IRS audit settlements. We anticipate that our effective tax rate in 2010, exclusive of any unusual items, will be approximately 33% to 36%. We account for income taxes in accordance with applicable authoritative guidance for income taxes. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the United States and by various government agencies representing jurisdictions outside the United States.

        During the year ended December 31, 2009, we recognized discrete income tax benefits, including adjustments to unrecognized tax benefits, of $1.1 million, primarily related to research and development activities in the U.K. and in the U.S. During the years ended December 30, 2009, 2008 and 2007, we made income tax payments of $15.5 million, $22.7 million, and $3.9 million respectively. Also, in 2009, the IRS settled examinations for multiple periods and entities that resulted in a combined settlement amount of $3.5 million, most of which was a reduction to the net operating loss carryforward amounts for those entities. We have also been notified that the Internal Revenue Service will begin an examination of the consolidated U.S. tax return for the short tax period from November 16, 2007 through December 31, 2007. That examination is scheduled to begin in early 2010.

        As of December 31, 2009 and December 31, 2008, we had $2.0 million and $0.9 million, respectively, of gross unrecognized tax benefits, which may impact our annual effective tax rate in future years. These tax benefits were accounted for under guidance for accounting for uncertainty in income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company is currently in various stages of multiple year examinations by Federal taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and/or the closure on audits is highly uncertain.

Disclosure of Impact of Recently Issued Accounting Standards

Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting guidance for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated Net income. Historically, net income attributable to noncontrolling interests was presented as minority interest expense. Under this new guidance, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements.

Fair Value Measurements

        In April 2009, the FASB issued guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was adopted by the Company effective April 1, 2009, did not impact the Company's financial position, results of operations or cash flows during the year ended December 31, 2009.

        In January 2010, the FASB issued accounting guidance improving disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010 and we expect its adoption to have no impact on our consolidated financial statements.

Revenue Recognition

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

Subsequent Events

        In May 2009, the FASB issued guidance on subsequent events which establishes general guidance for accounting for and disclosing subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires an entity to disclose the date through which subsequent events were evaluated by management. We adopted this guidance as of April 1, 2009 and the required disclosures are presented in Note 2 to the accompanying financial statements. This guidance does not impact the Company's financial position or results of operation as it is disclosure-only in nature.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of December 31, 2009, we had outstanding floating-rate term loan debt of $519.1 million of which $19.1 million is currently due within the next year and outstanding borrowings against our revolving credit facility of $5.0 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. As of December 31, 2009, our swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $1.7 million. For further information on the swap agreement, see Note 10 to our audited consolidated financial statements included elsewhere in this Form 10-K.

        A hypothetical interest rate change of 1% on our credit facilities would have changed interest expense for the year ended December 31, 2009 by approximately $5.2 million. In addition, a hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at December 31, 2009 by approximately $1.1 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of December 31, 2009 we had outstanding borrowings under our credit facilities of $519.1 million with an approximate fair value of $516.5 million.

        Prior to our acquisition of RSMC, our exposure to foreign currency fluctuations was immaterial. Through RSMC, we earn fee income denominated in British pounds sterling.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2009, would cause a change in consolidated net assets of approximately $11.8 million and a change in gross profit of approximately $6.6 million, primarily due to pound sterling-denominated exposures.

Item 8.    Financial Statements and Supplementary Data.

        See pages F-1 through F-45 following the Exhibits List.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2009, which is the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that the company's internal control over financial reporting was effective as of December 31, 2009. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

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

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting and has issued an attestation report on our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information about our directors and executive officers required by this item is included in "Directors, Executive Officers and Corporate Governance" in the Proxy Statement, which is incorporated herein by reference. A definitive Proxy Statement for our 2010 annual meeting will be filed with the Securities and Exchange Commission on or about April 23, 2010.

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

Compliance with Section 16(a) of the Exchange Act

        Information required by this item is included in "Additional Information" in the Proxy Statement, which is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information required by this item is included in "Compensation Discussion and Analysis and Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this item is included in "Security Ownership of Certain Beneficial Owners and Equity Compensation Plan Information" in the Proxy Statement, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Information required by this item is included in "Certain Relationships and Related Person Transactions, and Corporate Governance" in the Proxy Statement, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information required by this item is included in "Pre-Approval of Audit and Non-Audit Services" in the Proxy Statement, which is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        Documents filed as part of this report include:

  1.
  Financial Statements. Our consolidated financial statements at December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March, 2010.

ENERGYSOLUTIONS, INC.
By:	/s/ MARK C. MCBRIDE Mark C. McBride Executive Vice President and Chief Financial Officer

Power of Attorney

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Val J. Christensen and Mark C. McBride, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN R. ROGEL STEVEN R. ROGEL	Chairman of the Board of Directors	February 26, 2010
/s/ VAL J. CHRISTENSEN VAL J. CHRISTENSEN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010
/s/ MARK C. MCBRIDE MARK C. MCBRIDE	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 26, 2010
/s/ J. BARNIE BEASLEY, JR J. BARNIE BEASLEY, JR	Director	February 26, 2010
/s/ JORDAN W. CLEMENTS JORDAN W. CLEMENTS	Director	February 26, 2010
/s/ PASCAL COLOMBANI PASCAL COLOMBANI	Director	February 26, 2010

Name	Title	Date

/s/ E. GAIL DE PLANQUE E. GAIL de PLANQUE	Director	February 26, 2010
/s/ JEAN I. EVEREST, II JEAN I. EVEREST, II	Director	February 26, 2010
/s/ CLARE SPOTTISWOODE CLARE SPOTTISWOODE	Director	February 26, 2010
/s/ ROBERT A. WHITMAN ROBERT A. WHITMAN	Director	February 26, 2010
/s/ DAVID B. WINDER DAVID B. WINDER	Director	February 26, 2010

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of February 6, 2006, by and among EnergySolutions, LLC, Dragon Merger Corporation and Duratek, Inc.	S-1/A	5/14/2007
2.2	Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of Reactor Sites Management Company Limited, dated as of June 6, 2007, by and among British Nuclear Fuels plc, EnergySolutions EU Limited and EnergySolutions, LLC.	S-1/A	9/11/2007
3.1	Certificate of Incorporation of EnergySolutions, Inc.	S-1/A	10/30/2007
3.2	Bylaws of EnergySolutions, Inc.	S-1/A	10/30/2007
4.1	Specimen Common Stock certificate.	S-1/A	10/30/2007
4.2	Form of Deposit Agreement, among EnergySolutions, Inc., Computershare Trust Company, N.A., as the depositary, Computershare Shareholder Services, Inc., as the depositary's service company, and the holders from time to time of the depositary receipts evidencing the depositary shares.	S-1/A	11/13/2007
10.1	Asset Sale Agreement dated as of December 11, 2009, by and between Exelon Generation Company, LLC, Zion Solutions, LLC, and EnergySolutions, LLC; Amendment to Asset Sale Agreement, dated August 17, 2009, by and between Exelon Generation Company, LLC, ZionSolutions, LLC, and EnergySolutions, LLC**
10.2	Third Amended and Restated Credit Agreement, dated as of September 23, 2009, among EnergySolutions, LLC, as borrower, EnergySolutions, Inc., as parent, the lenders from time to time party thereto and Citicorp North America, Inc.	8-K	9/25/2009
10.2.1	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated January 14, 2010, among EnergySolutions, LLC, EnergySolutions, Inc., Citicorp North America, Inc., and the other agents and lenders party thereto	8-K	1/19/2010
10.3	Amended and Restated Credit Agreement, dated as of September 23, 2009, among Duratek, Inc., the lenders party thereto, Citigroup Global Markets Inc., and Citicorp North America, Inc.	8-K	9/25/2009
10.3.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of January 14, 2010, among Duratek, Inc., Citicorp North America, Inc., the other loan parties thereto, and the other agents and lenders party thereto	8-K	1/19/2010
10.4*	Amended and Restated Executive Employment and Non-Competition Agreement, dated as of January 9, 2007, between EnergySolutions, LLC and R Steve Creamer	S-1/A	10/30/2007
10.4.1*	First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement, effective as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC, and R Steve Creamer.	10-K/A	4/29/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.5*	Executive Employment and Non-Competition Agreement, dated as of October 9, 2006, between EnergySolutions, LLC and Raul Deju	S-1/A	10/30/2007
10.5.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of November 12, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju	S-1/A	11/13/2007
10.5.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju	10-K/A	4/29/2008
10.6*	Executive Employment and Non-Competition Agreement, dated as of June 26, 2006, between EnergySolutions, LLC and Val John Christensen	S-1/A	10/30/2007
10.6.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of March 19, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen	S-1/A	10/30/2007
10.6.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen	S-1/A	10/31/2007
10.6.3*	Third Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen	10-K/A	4/29/2008
10.7*	Executive Employment and Non-Competition Agreement, dated as of November 14, 2006, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker	S-1/A	10/30/2007
10.7.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker	S-1/A	10/31/2007
10.7.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker	10-K/A	4/29/2008
10.8*	Executive Employment and Non-Competition Agreement, dated as of March 23, 2006, between EnergySolutions, LLC and Philip Strawbridge	S-1/A	10/30/2007
10.8.1*	First Amendment to Executive Employment and Non-Competition Agreement, dated as of October 17, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Philip Strawbridge	S-1/A	10/30/2007
10.8.2*	Second Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Philip O. Strawbridge	S-1/A	10/31/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
10.8.3*	Third Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Philip O. Strawbridge	10-K/A	4/29/2008
10.8.4	Letter of Separation, dated November 18, 2009, by and between EnergySolutions, LLC and Philip Strawbridge**
10.9*	Form of EnergySolutions, Inc. 2007 Equity Incentive Plan	S-1/A	10/30/2007
10.9.1*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement	S-1/A	11/13/2007
10.9.2*	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement	S-1/A	11/13/2007
10.9.3*	Form of Non-Qualified Stock Option Award Agreement between EnergySolutions, Inc. and Philip Strawbridge	S-1/A	11/13/2007
10.10	Form of Director Indemnification Agreement	S-1/A	10/30/2007
10.11*	Executive Bonus Plan	S-1	7/7/2008
10.12	Form of Director Compensation Term Sheet	10-Q	09/30/2009
10.13	Letter of Appointment, dated December 18, 2009, by and between EnergySolutions EU Limited and Clare Spottiswoode**
10.14	Amended, Restated and Consolidated Site Management and Operations contract dated as of April 1, 2007, by and between The Nuclear Decommissioning Authority, Magnox Electric Limited, and Energy Sales and Trading Limited**
21.1	Subsidiaries of the registrant**
23.1	Consent of Independent Registered Public Accounting Firm**
24.1	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certifications of Chief Executive Officer And Chief Financial Officer***

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

Contents

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). EnergySolutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, EnergySolutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders'/member's equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 1, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited the accompanying consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders'/member's equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnergySolutions, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests in consolidated financial statements with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 1, 2010

EnergySolutions, Inc.

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands of dollars, except per share information)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$15,913	$48,448
Accounts receivable, net of allowance for doubtful accounts	297,133	213,037
Costs and estimated earnings in excess of billings on uncompleted contracts	78,898	59,545
Income tax receivable	3,658	5,537
Inventories	1,126	11,218
Prepaid expenses	9,135	19,109
Deferred income taxes	2,701	—
Other current assets	20,942	34,363

Total current assets	429,506	391,257
Property, plant and equipment, net	120,775	114,021
Goodwill	518,770	528,254
Other intangible assets, net	310,203	357,100
Restricted cash and decontamination and decommissioning deposits	24,273	31,712
Other noncurrent assets	107,648	128,368

Total assets	$1,511,175	$1,550,712

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$19,071	$2,954
Accounts payable	110,247	89,513
Accrued expenses and other current liabilities	167,503	177,439
Deferred income taxes	—	2,067
Unearned revenues	12,447	26,734

Total current liabilities	309,268	298,707
Long-term debt, less current portion	505,040	563,803
Pension liability	80,306	104,897
Facility and equipment decontamination and decommissioning liabilities	63,488	65,904
Deferred income taxes	47,743	41,385
Other noncurrent liabilities	5,168	7,197

Total liabilities	1,011,013	1,081,893

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,361,604 and 88,305,674 shares issued and outstanding in 2009 and 2008, respectively	884	883
Additional paid-in capital	492,541	482,042
Accumulated other comprehensive income (loss)	(20,761)	4,895
Retained earnings (capital deficiency)	26,381	(20,034)

Total EnergySolutions stockholders' equity	499,045	467,786
Noncontrolling interests	1,117	1,033

Total stockholders' equity	500,162	468,819

Total liabilities and stockholders' equity	$1,511,175	$1,550,712

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except per share information)

	Year Ended December 31,
	2009	2008	2007
Revenues	$1,623,893	$1,791,631	$1,092,613
Cost of revenues	(1,409,596)	(1,544,438)	(896,086)

Gross profit	214,297	247,193	196,527
Selling, general and administrative expenses	(123,955)	(129,430)	(121,948)
Equity in income of unconsolidated joint ventures	7,573	3,167	1,373

Income from operations	97,915	120,930	75,952
Interest expense	(30,403)	(44,595)	(75,432)
Other income (expenses), net	(961)	(8,723)	1,991

Income before income taxes and noncontrolling interests	66,551	67,612	2,511
Income tax expense	(14,588)	(21,098)	(11,318)

Net income (loss)	51,963	46,514	(8,807)
Less: Net income attributable to noncontrolling interests	(1,131)	(1,333)	(92)

Net income (loss) attributable to EnergySolutions	$50,832	$45,181	$(8,899)

Net income (loss) attributable to EnergySolutions per share:
Basic	$0.58	$0.51	$(0.79)
Diluted	$0.57	$0.51	$(0.79)
Shares used to calculate net income (loss) attributable to EnergySolutions per share:
Basic	88,318,024	88,303,779	11,274,422
Diluted	88,436,385	88,311,231	11,274,422
Pro forma net income per share—see note 12:
Basic			$0.02
Diluted			$0.02
Shares used to calculate pro forma net income per share:
Basic			76,747,573
Diluted			77,155,949
Cash dividends declared per common share	$0.10	$0.10	$—
Comprehensive income (loss):
Net income (loss)	$51,963	$46,514	$(8,807)
Foreign currency translation adjustment	(25,906)	7,447	(182)
Change in unrecognized actuarial loss	250	(1,123)	(1,198)

Comprehensive income (loss)	26,307	52,838	(10,187)
Comprehensive income attributable to noncontrolling interests	(1,131)	(1,333)	(92)

Comprehensive income (loss) attributable to EnergySolutions	$25,176	$51,505	$(10,279)

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Changes in Stockholders'/Member's Equity

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars, except per share information)

	Common Stock		Stockholders' Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Capital Deficiency)		Total Stockholders' Members Equity
				Member's Paid-in Capital			Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2006	—	$—	$—	$196,419	$(49)	$(47,390)	$—	$148,980
Net loss	—	—	—	—	—	(8,899)	92	(8,807)
Equity-based compensation	—	—	1,839	2,512	—	—	—	4,351
Distributions to member	—	—	—	—	—	(8,917)	—	(8,917)
Issuance of common stock:							—
Shares issued for redemption of member's equity	75,150,000	752	198,179	(198,931)	—	—	—	—
Shares issued for cash, net of issuance costs	13,153,500	131	271,011	—	—	—	—	271,142
Shares issued to charitable organizations	2,000	—	46	—	—	—	—	46
Distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Change in unrecognized actuarial loss	—	—	—	—	(1,198)	—	—	(1,198)
Foreign currency translation	—	—	—	—	(182)	—	—	(182)

Balance at December 31, 2007	88,305,500	883	471,075	—	(1,429)	(65,206)	68	405,391
Net income						45,181	1,333	46,514
Capital contribution	—	—	10,000	—	—	—	—	10,000
Equity-based compensation	—	—	9,844	—	—	—	—	9,844
Dividend distributions	—	—	(8,831)	—	—	(9)	—	(8,840)
Reversal of shares issued to charitable organization	(2,000)	—	(46)	—	—	—	—	(46)
Vesting of restricted stock	2,174	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(850)	(850)
Impact of consolidation of joint venture	—	—	—	—	—	—	482	482
Change in unrecognized actuarial loss	—	—	—	—	(1,123)	—	—	(1,123)
Foreign currency translation	—	—	—	—	7,447	—	—	7,447

Balance at December 31, 2008	88,305,674	883	482,042	—	4,895	(20,034)	1,033	468,819
Net income	—	—	—	—	—	50,832	1,131	51,963
Equity-based compensation	—	—	14,915	—	—	—	—	14,915
Dividend distributions	—	—	(4,415)	—	—	(4,417)	9	(8,823)
Vesting of restricted stock	55,930	1	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,056)	(1,056)
Change in unrecognized actuarial loss	—	—	—	—	250	—	—	250
Foreign currency translation	—	—	—	—	(25,906)	—	—	(25,906)

Balance at December 31, 2009	88,361,604	$884	$492,541	$—	$(20,761)	$26,381	$1,117	$500,162

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(in thousands of dollars)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss) attributable to EnergySolutions	$50,832	$45,181	$(8,899)
Adjustments to reconcile net income (loss) attributable to EnergySolutions to net cash provided by operating activities:
Net income attributable to noncontrolling interests	1,131	1,333	92
Depreciation and amortization	46,188	46,424	43,230
Equity-based compensation expense	14,915	9,844	4,351
Foreign currency transaction (gain) loss	(661)	16,234	—
Deferred income taxes	4,130	(8,739)	8,657
Write-off of debt financing fees and debt discount	—	—	4,242
Amortization of debt financing fees and debt discount	4,456	3,552	3,472
Loss on disposal of property, plant and equipment	12	1,262	832
Unrealized loss on derivative contracts	1,465	782	600
Changes in operating assets and liabilities:
Accounts receivable	(71,424)	101,327	19,907
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,240)	(18,198)	18,231
Income tax receivable	1,878	20,626	(13,145)
Inventories	10,092	(649)	556
Prepaid expenses and other current assets	25,648	(32,102)	15,769
Accounts payable	13,895	(38,727)	28,202
Accrued expenses and other current liabilities	(12,621)	(37,894)	(12,289)
Unearned revenues	(14,313)	(10,492)	(6,191)
Facility and equipment decontamination and decommissioning liabilities	1,589	1,608	1,366
Restricted cash and decontamination and decommissioning deposits	1,377	2,110	38,099
Other noncurrent assets	26,842	(88,116)	(1,819)
Other noncurrent liabilities	(34,008)	87,743	7,533

Net cash provided by operating activities	52,183	103,109	152,796

Cash flows from investing activities
Purchases of businesses, net of cash acquired	—	—	(199,105)
Purchases of property, plant and equipment	(24,389)	(26,629)	(13,312)
Purchases of intangible assets	(703)	(680)	—
Proceeds from disposition of property, plant and equipment	13	33	579

Net cash used in investing activities	(25,079)	(27,276)	(211,838)

Cash flows from financing activities
Repayments of long-term debt	(47,646)	(40,210)	(354,200)
Borrowings of long-term debt	—	—	200,000
Net borrowings (repayments) under revolving credit facility	5,000	—	(3,000)
Dividends/distributions to stockholders	(8,823)	(8,831)	(8,917)
Distributions to noncontrolling interests partners	(1,056)	(850)	—
Proceeds from issuance of common stock, net of issuance costs	—	—	271,142
Settlement of derivative contracts	(5,321)	5,232	—
Repayments of capital lease obligations	(1,451)	(1,533)	(1,327)
Debt financing fees	(4,860)	(6,434)	(11,764)

Net cash (used in) provided by financing activities	(64,157)	(52,626)	91,934

Effect of exchange rate on cash	4,518	(11,125)	(1,167)

Net increase (decrease) increase in cash and cash equivalents	(32,535)	12,082	31,725
Cash and cash equivalents, beginning of period	48,448	36,366	4,641

Cash and cash equivalents, end of period	$15,913	$48,448	$36,366

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Notes Consolidated Financial Statements

(1) Description of Business

        Envirocare of Utah, Inc. (predecessor) was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the predecessor converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC ("ENV Holdings"). In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC ("we," "our," "EnergySolutions" or the "Company"). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the Decontamination and Decommissioning ("D&D") division of Scientech, LLC ("Scientech") in October 2005, BNG America, LLC ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited ("ESEU")) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, Reactor Sites Management Company Limited ("RSMC") in June 2007, NUKEM Corporation ("NUKEM") in July 2007, and Monserco Limited ("Monserco") in December 2007. The operations of such acquisitions are included in our results of operations from the date of acquisition.

        We provide our services through four segments: Federal Services ("FS"); Commercial Services ("CS"); Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our acquisition of RSMC in June 2007, significantly expanded our international capabilities. Prior to our acquisitions of RSMC in 2007 and Safeguard in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment in connection with our acquisition of RSMC. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the U.K.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

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

(2) Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

        The accompanying Consolidated Financial Statements contain the accounts of EnergySolutions, Inc., a Delaware corporation, and its wholly wholly-owned subsidiaries and joint ventures after eliminating all intercompany balances and transactions in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date that we filed these financial statements in our Form 10-K Report with the Securities and Exchange Commission. The consolidated financial statements are presented in conformity with United Stated generally accepted accounting principles ("U.S. GAAP").

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have included their operations in our consolidated financial statements. We recorded the portion of the earnings from operations which is applicable to the noncontrolling partners as net income and comprehensive income attributable to noncontrolling interests.

(b)   Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) proportion of completion on long-term contracts, (ii) the costs to close and monitor our landfill and D&D facilities and equipment, (iii) recovery of long-lived assets, including goodwill, (iv) costs for unpaid claims and associated expenses related to employee health insurance, (v) the determination of rate reserve provisions, (vi) provision for a valuation allowance on deferred tax assets, (vii) contingencies and litigation and (viii) stock price volatility and expected forfeiture rates for stock option valuation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

(c)   Cash and Cash Equivalents

        We consider all cash on deposit, money market accounts, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(d)   Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of accounts receivable, net of the allowance for doubtful accounts, represents estimated net realizable value. The allowance for doubtful accounts is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. We generally do not require collateral for accounts receivable; however, we regularly review all accounts receivable balances and assess the collectibility of those balances. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote. We have an allowance for doubtful accounts of $1.2 million and $1.4 million as of December 31, 2009 and 2008, respectively.

(e)   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Unearned Revenues

        Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenues that have not been billed. Unearned revenues represent amounts billed and collected for which revenues have not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We recognize a rate reserve for an anticipated liability resulting from the difference between estimated billing rates and actual rates on certain contracts with the federal government. This liability will be settled based upon the completion of audits of the actual rates by the applicable federal government audit agency. As of December 31, 2009 and 2008, respectively, we have total net rate reserves of $1.9 million and $4.1 million.

        Retainage represents amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 31, 2009 and 2008, respectively, we have retainage balances of $4.4 million and $10.3 million, of which $3.8 million and $7.4 million are current and are included in other current assets in the consolidated balance sheets. As of December 31, 2009 and 2008, respectively, $0.6 million and $2.9 million of retainage balances that are considered long term and are included in other noncurrent assets in our consolidated balance sheets.

(f)    Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out method. Market is determined on the basis of estimated realizable values.

(g)   Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property, plant and equipment acquired through the acquisition of a business are recorded at their estimated fair value at the date of acquisition.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Years
Buildings, building improvements and land improvements	5 to 31
Computer hardware and software	1 to 7
Furniture and fixtures	5 to 7
Machinery and equipment	5 to 10
Trucks and vehicles	5 to 15

        We capitalize costs associated with the construction of disposal cells such as excavation, liner construction and drainage systems construction, as well as the asset retirement obligation in accordance with accounting guidance for asset retirement obligations. These costs are depreciated over the capacity of the individual cells based on a per unit basis as landfill airspace is consumed.

        Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization of property, plant and equipment is $20.9 million, $18.1 million and $19.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred. We have capitalized $7.4 million and $3.3 million of software costs during the years ended December 31, 2009 and 2008, respectively, relating to an enterprise resource planning software implementation in accordance with the accounting guidance for capitalization of costs of computer software developed or obtained for internal use. We will continue to capitalize costs as incurred related to the software implementation and will begin depreciation upon completion of the project in 2010.

(h)   Impairment of Long-Lived Assets

        Long-lived assets such as property, plant and equipment and purchased intangibles assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of carrying amount over the fair value of the asset, primarily determined based on future discounted cash flows.

(i)    Goodwill and Other Intangible Assets

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

        We evaluate goodwill at the reporting unit level at least annually for impairment and more frequently if an event occurs or circumstances change that indicate that the asset might be impaired.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

We test goodwill for impairment by first comparing the carrying book value of net assets to the fair value of the reporting units. If the fair value of the reporting unit exceeds its carrying value, including goodwill, no further testing is required. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

        We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment penetration and general economic conditions. We conduct our annual impairment test as of March 31 of each year, and have determined there to be no impairment for any of the periods presented since out last annual assessment was performed. There were no events or circumstances from the date of our assessment through December 31, 2009 that would impact this conclusion.

(j)    Facility and Equipment Decontamination and Decommissioning Liabilities

        We are responsible for the costs relating to the final capping, closure, and post-closure monitoring activities of our Clive, Utah landfill, our final capping and closure activities of our South Carolina landfill and the costs related to the decontamination and decommissioning of our facilities and equipment in Tennessee and at certain customer sites which qualify as asset retirement obligations ("ARO"). We capitalized the fair value of our ARO as part of the carrying amount of the long-lived asset when the obligation arises (typically when the asset is either placed in service or when the asset first becomes contaminated by radioactive materials). The recorded asset retirement obligation represents an estimate of the present value of the future obligation to be incurred associated with these activities.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

        The cost basis for our decontamination and decommissioning assets and related obligation include costs to decontaminate, disassemble and dispose of equipment and facilities. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(k)   Self-Insurance and Recoveries

        We have retained a portion of the financial risk related to our employee health insurance plan. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated by considering pending claims and historical trends and data. The estimated liability associated with settling unpaid claims is $1.8 million and $1.3 million as of December 31, 2009 and 2008, respectively, and is included in accrued expenses and other current liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as other current assets or other long-term assets when management believes that the receipt of such amounts is probable. As of December 31, 2009 and 2008, we did not have any expected insurance recoveries.

(l)    Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt and in foreign currency rates in relation to our US dollar denominated intercompany loan with our United Kingdom subsidiary. See Note 10 for further discussion of derivative financial instruments. We record all derivatives at fair value on the consolidated balance sheets as either an asset or a liability. We do not meet the hedge criteria for our existing derivatives; therefore, changes in the fair value of our derivatives are included in other income (expense), net.

(m)  Share-Based Payment

        We recognized shared based compensation costs in the income statement over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant. In our share-based compensation strategy we utilize a combination of stock options and restricted stock that vest over time based on service. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method.

        We use the Black-Scholes valuation model to estimate the fair value of stock options. Option valuation methods, including Black-Scholes, require the input of assumptions including the risk-free interest rate, dividend rate, expected term and volatility rate. See Note 13 for further discussion regarding the assumptions used in our valuation model.

(n)   Revenues and Cost of Revenues

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

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

        Fixed-price and unit-rate contracts—We receive a fixed amount of revenues irrespective of the actual costs we incur. For fixed-price contracts, our revenues are recognized using the proportional performance method of accounting using appropriate output measures, where estimable, or other measures such as proportion of costs incurred to total estimated contract costs. For unit-rate contracts, our revenues are recognized as units are completed based on contractual unit rates.

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

        For the years ended December 31, 2009, 2008 and 2007, revenues calculated using a cost-to-cost approach were $59.5 million, $75.4 million and $68.6 million, respectively.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

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

(o)   Advertising Costs

        We expense advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses. We incurred $4.2 million in advertising expenses for each of the years ended December 31, 2009, 2008, and 2007.

(p)   Income Taxes

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

        We account for income taxes in accordance with authoritative accounting guidance. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the United States and by various government agencies representing jurisdictions outside the United States.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        We account for unrecognized tax benefits in accordance with authoritative guidance for uncertainty in income taxes which requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

        Our income tax expense and our effective tax rate are determined from earnings before income taxes less net income attributable to the noncontrolling interest as a result of our adoption of new authoritative guidance related to consolidations.

(q)   New Accounting Pronouncements

Noncontrolling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting guidance for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated net income. Historically, net income attributable to noncontrolling interests was presented as minority interest expense. Under this new guidance, amounts reported as net income attributable to noncontrolling interests are now reported net of any applicable taxes. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements.

Fair Value Measurements

        In April 2009, the FASB issued guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was adopted by the Company effective April 1, 2009, did not impact the Company's financial position, results of operations or cash flows during the year ended December 31, 2009.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Revenue Recognition

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

Subsequent Events

        In May 2009, the FASB issued guidance on subsequent events which establishes general guidance for accounting for and disclosing subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires an entity to disclose the date through which subsequent events were evaluated by management. We adopted this guidance as of April 1, 2009 and the required disclosures are presented in Note 2 to the accompanying financial statements. This guidance does not impact the Company's financial position or results of operation as it is disclosure-only in nature.

(r)   Commitments and Contingencies

        Liabilities for loss contingencies including environmental remediation costs arising from claims not within the scope of authoritative accounting guidance for asset retirement obligations, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries for environmental remediation costs from third parties are recorded when agreed upon with a third party.

(s)   Income (Loss) Per Share

        Following our corporate reorganization, which occurred in connection with the completion of our initial public offering on November 20, 2007, we began conducting our business through EnergySolutions, Inc., a newly formed corporation and holding company. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to outstanding stock option awards and unvested restricted stock awards and are determined using the treasury stock method.

(t)    Unaudited Pro Forma Income (Loss) Per Share

        The unaudited pro forma net income (loss) per share reflects the effects related to our reorganization from a limited liability company to a "C" corporation, the issuance of our common stock in connection with our initial public offering and an assumed effective tax rate of 38%.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(u)   Reclassifications

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other income (expense), net. During the fourth quarter of 2009, we reclassified these amounts from other income (expense), net, to operating income in the accompanying consolidated statements of operations. Accordingly, for the years ended December 31, 2009, 2008 and 2007, income from operations was increased by $7.6 million, $3.2 million and $1.4 million, respectively, as a result of the reclassification. Income from unconsolidated joint ventures is included in our Federal Services segment operations.

        We also reclassified $6.4 million from unearned revenues to accrued expenses and other current liabilities as of December 31, 2008 to conform to the current year presentation.

(3) Inventories

        Inventories consist of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Parts and supplies	$676	$517
Work in process	450	3,050
Finished goods	—	7,651

	$1,126	$11,218

(4) Property, Plant and Equipment

        Property, plant and equipment consist of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Land and land improvements	$26,540	$25,319
Buildings and improvements	32,137	31,293
Computer hardware and software	8,155	9,672
Landfill	30,279	28,261
Furniture and fixtures	4,088	3,960
Machinery and equipment	71,235	61,942
Trucks and vehicles	12,955	7,452
Leasehold improvements	4,564	4,230
Capital leases	4,904	4,913
Construction in progress	20,635	10,520

	215,492	187,562
Less accumulated depreciation and amortization	94,717	73,541

	$120,775	$114,021

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(5) Goodwill and Other Intangible Assets

        As of December 31, 2009 and 2008, we had recorded $518.8 million and $528.3 million of goodwill related to the acquisitions of Envirocare, Scientech, Duratek, BNGA, ESEU, Parallax, RSMC, Nukem and Monserco. During 2008, we recorded additional goodwill of $2.3 million related to certain income tax uncertainties in connection with the purchased entities.

        In connection with our acquisition of ESEU in December 2006 and RSMC in June 2007 in the U.K., we recognized Goodwill for £4.7 million and £27.9 million, respectively. These amounts are translated into U.S. dollars at the exchange rate in affect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity as comprehensive income in the consolidated balance sheets. For the year ended December 31, 2009 we recorded $9.5 million translation losses related to goodwill denominated in foreign currencies.

        We completed our annual goodwill impairment test as of March 31, 2009 and we concluded that no impairment has occurred and the fair value of each reporting unit exceeded its carrying value; thus no impairment was recognized. As of December 31, 2009, there were no events or circumstances that would indicate that our assets might be impaired.

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization. Other intangible assets as of December 31, 2009 and 2008 consist of the following (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$239,059	$(46,845)	19.8 years	$239,059	$(36,995)	20.6 years
Customer relationships	160,106	(51,830)	8.2 years	182,436	(38,157)	9.1 years
Technology and other	15,183	(5,492)	6.0 years	14,479	(3,930)	6.7 years
Non competition	1,030	(1,008)	0.4 years	1,030	(822)	0.9 years

Total amortizable intangibles	$415,378	$(105,175)	15.3 years	$437,004	$(79,904)	15.5 years

        Amortization expense was $25.3 million, $28.3 million and $24.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, the Company determined that it had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As such, during the year ended December 30, 2009, the Company recorded $0.6 million to reduce amortization expense recorded in previous periods prior to 2009. In addition, during the year ended December 31, 2009 we recorded $22.3 million translation losses related to intangible assets denominated in foreign currencies.

        Estimated annual amortization expense for each of the next five years is as follows (in thousands):

	2010	2011	2012	2013	2014
Estimated annual amortization expense	$27,712	$25,692	$25,631	$25,556	$24,728

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(6) Senior Credit Facilities

        On September 23, 2009, we entered into a Third Amended and Restated Credit Agreement, as subsequently amended on January 14, 2010 (the "Amended ES Credit Agreement") with Citicorp North America, Inc. ("CNAI") as administrative agent and collateral agent. Concurrently with the entry into the Amended ES Credit Agreement, Duratek, Inc., a wholly-owned subsidiary of the Company, entered into an Amended and Restated Credit Agreement, as subsequently amended on January 14, 2010 (the "Amended Duratek Credit Agreement" and together with the Amended ES Credit Agreement, the "Amended Credit Agreements") with CNAI. The Amended Credit Agreements amend, restate and supersede the credit agreements dated June 7, 2006 and subsequent amendments with CNAI and the lenders identified therein. The January 14, 2010 amendment increased the maximum credit support facility for the Zion Station transaction from $50 million to $200 million.

        Our credit facilities consist of a $75.0 million revolving credit facility, of which $5.0 million was outstanding as of December 31, 2009, and which matures on June 7, 2011, term-loan facilities totaling $770.0 million, which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit of which $10.8 million in letters of credit were issued as of December 31, 2009. The synthetic letter of credit facilities had a $100.0 million issued as of December 31, 2009.

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

        Borrowings under our credit facilities bear interest at variable rates. As of December 31, 2009 and December 31, 2008, the interest rate of borrowings under our term-loan facilities was 4.01% and 4.14% respectively.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(6) Senior Credit Facilities (Continued)

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

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of unsecured debt obligations other than specified debt obligations (or if our total leverage ratio is less than 2.0 to 1.0, then 50% of net proceeds is applied) and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of December 31, 2009, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $19.1 million due within the next 12 months.

        As amended, the credit facilities also require us to maintain certain financial ratios, including a maximum leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum leverage ratio of 4.0 from the quarter ending December 31, 2009 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.75 through the quarter ending December 31, 2009, 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.75 through the quarter ending December 31, 2009 and 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of December 31, 2009, our total leverage, first-lien leverage and interest coverage ratios were 3.34, 3.34 and 6.09, respectively.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of $30.0 million for 2009 and $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(6) Senior Credit Facilities (Continued)

indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the year ended December 31, 2009 and 2008 were $24.4 million and $26.6 million respectively. As of December 31, 2009, we were in compliance with all of the covenants under our credit agreements.

        On January 14, 2010 we amended our credit facility to provide us with adequate credit support capacity to facilitate the Exelon transaction, including permitting us to obtain credit support in an aggregate amount of up to $200.0 million in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Such credit support may take the form of (i) incremental commitments under the Amended ES Credit Agreement with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation will be secured pari passu on the same collateral securing the obligations under the Credit Agreements and shall mature up to one year after its establishment (with two one-year auto-renewal extension provisions) but shall expire prior to the term loan maturity date. The Credit Agreements also include additional loan covenants and exceptions related to the Zion Acquisition.

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

        During the years ended December 31, 2009 and 2008, we made principal repayments totaling $47.6 million and $40.2 million, respectively, on the outstanding term loan facilities. During the years ended December 31, 2009, 2008 and 2007, we made cash interest payments of $25.8 million, $41.3 million, $68.9 million, respectively

        The following table summarizes the aggregate maturities of our long-term debt as of December 31, 2009 (in thousands):

Year ending December 31,
2010	$19,071
2011	10,567
2012	5,567
2013	488,906

$524,111

        The Amended Credit Agreement includes provisions for additional credit facilities and other changes in order to facilitate the completion of the Zion Station transaction and replaces the earlier June 2008 Amendment Agreements in this respect. It also provides for an incremental facility commitment for the Zion transaction of up to $200.0 million, inclusive of any letter of credit obligations. Accordingly, the completion of the Zion Station acquisition is dependent among other things, on the continued recovery and stabilization of the value of the decommissioning fund.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(6) Senior Credit Facilities (Continued)

        During the years ended December 31, 2009, 2008 and 2007, we have paid fees of approximately $4.9 million, $6.4 million and $11.8 million to the lenders to obtain amendments of our credit facilities, which are being amortized over the remaining term of the credit facilities.

(7) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Accrued project costs	$98,791	$95,746
Salaries and related expenses	38,208	44,918
VAT and other sales taxes payable	1,185	1,219
Vendor payables not yet invoiced	4,390	6,284
Due to State of South Carolina	5,320	7,951
Waste taxes and fees payable	4,798	4,378
Transportation and demurrage	4,960	4,409
Other accrued expenses	9,851	12,534

	$167,503	$177,439

(8) Facility and Equipment Decontamination and Decommissioning

        Our facility and equipment decontamination and decommissioning liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Facilities and equipment ARO—Clive, UT	$26,039	$24,134
Facilities and equipment ARO—other	25,497	22,716

Total facilities and equipment ARO	51,536	46,850
Barnwell Closure	11,952	19,054

	$63,488	$65,904

        Our ARO obligation is based on a cost estimate for a third-party to perform the D&D work. This estimate is inflated, using an inflation rate, to the expected time at which the D&D activity will occur, and then discounted back, using a discount rate, to the present value. The inflation rate and credit-adjusted risk-free discount rate used to calculate the ARO estimate is as follows:

	Inflation Rate	Credit-Adjusted Risk-Free Discount Rate
December 31, 2009	0.24%	2.66%—6.77%
December 31, 2008	4.26%	4.57%—8.82%

        Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(8) Facility and Equipment Decontamination and Decommissioning (Continued)

obligations. The following is a reconciliation of our facility and equipment ARO for 2009 and 2008 (in thousands):

	2009	2008
Beginning balance	$46,850	$48,225
Accretion expense	1,589	1,608
Liabilities incurred during the year	609	299
Liabilities settled during the year	(110)	(155)
ARO estimate adjustments	2,598	(3,127)

Balance at December 31	$51,536	$46,850

        The $2.6 million increase in the 2009 ARO estimate is primarily due to increased RS Means rates for labor and equipment. The $3.1 million decrease in the 2008 ARO estimate is primarily due to an update of industry specific labor rates.

        We are required to deposit cash relating to our D&D obligation in the form of a restricted cash account, a deposit in escrow or in a trust fund. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations relating to our Clive, Utah facility. Accordingly, we have noncurrent restricted cash of $0.5 million and $2.1 million as of December 31, 2009 and 2008, respectively, included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. In addition, we have purchased insurance policies to fund our obligation to clean and remediate our Tennessee facilities and equipment. One of these policies requires us to place a cash deposit in escrow. The cash deposit in escrow was $11.7 million and $10.6 million as of December 31, 2009 and 2008, respectively. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of December 31, 2009 and 2008 was $12.0 million and $19.1 million, respectively, included in restricted cash and decontamination and decommissioning deposits in the accompanying consolidated balance sheets.

        Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not affect the amount of our D&D liabilities as calculated under accounting guidance for asset retirement obligations because they do not extinguish our D&D liabilities.

(9) Noncontrolling Interests

        Effective November 1, 2007, we obtained majority voting rights for one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from November 1, 2007. Additionally, effective March 14, 2008, we obtained majority voting rights for another one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors' share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $1.3 million and $0.1 million,

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Noncontrolling Interests (Continued)

respectively. Distributions to noncontrolling interest shareholders were $1.1 million and $0.9 million for the years ended December 31, 2009 and 2008.

(10) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. We do not use interest rate derivatives for trading or speculative purposes. On July 1, 2005, we entered into an interest rate swap agreement with a notional amount of $588.0 million at inception and declined each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the original credit agreement and, subsequently, the existing senior credit facilities. The contract terminated on October 1, 2008.

        On December 18, 2008, we entered into a new interest rate swap agreement with a notional amount of $200.0 million. As of December 31, 2009 and 2008, the fair value liability of the interest rate swap contract was $1.7 million and $0.3 million, respectively. We realized losses related to the expired contract in the amount of $2.8 million during the year ended December 31, 2008. Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net, and resulted in a net loss of $1.5 million, $2.5 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007 respectively.

        In addition, we have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Exchange gains and losses resulting from this exposure are included in other income (expenses), net, in the accompanying consolidated statements of operations. During the three years ended December 31, 2009, 2008 and 2007, we recognized a net gain of $0.7 million and net loss of $16.1 million and $0.8 million, respectively.

        We have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our U.K. subsidiary. This foreign currency derivative contract was not designated as an accounting hedge. The contract terminated on December 23, 2009. For the years ended December 31, 2009 and 2008, we realized a net loss of $5.3 million and a net gain of $8.1 million, respectively, related to our foreign currency derivative contracts.

        Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expense), net and resulted in a net gain of $7.5 million and a net loss of $0.4 million for the years ended December 31, 2008 and 2007, respectively. We had no unrealized gains or losses on foreign currency derivative contracts for the year ended December 31, 2009.

(11) Fair Value Measurements

        In 2008, the Company implemented the accounting requirements for financial assets and financial liabilities reported at fair value and related disclosures. Effective January 1, 2009, the Company prospectively implemented the accounting requirements for non-financial assets and non-financial liabilities reported or disclosed at fair value. The requirement defines fair value, establishes a three level hierarchy for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(11) Fair Value Measurements (Continued)

markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of December 31, 2009 and December 31, 2008, we had no assets or liabilities considered to be Level 1 or Level 3.

        The carrying value of accounts receivable, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities.

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. As of December 31, 2009 and December 31, 2008, we had outstanding term loans with carrying amounts of $519.1 million and $566.8 million and with fair values of approximately $516.5 million and $430.7 million, respectively.

        The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our foreign currency derivative and interest rate swap approximates fair value. These instruments are included in accrued expenses and other current liabilities and other noncurrent liabilities in the accompanying balance sheets and are classified as Level 2 under the fair value hierarchy. As of December 31, 2009 and 2008 the fair values of our interest rate and foreign currency derivative contracts outstanding were (in thousands):

	December 31, 2009	December 31, 2008
Liabilities
Fair value of derivative contracts—short term	$—	$521
Fair value of derivative contracts—long term	1,726	261

(12) Income (Loss) Per Share

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(12) Income (Loss) Per Share (Continued)

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income per share:

	2009 Historical	2008 Historical	2007 Historical	2007 Unaudited Pro forma(1)
Weighted average common shares—basic	88,318,024	88,303,779	11,274,422	76,747,573
Dilutive effect of restricted stock and stock options	118,361	7,452	—	408,376

Weighted average common shares—diluted	88,436,385	88,311,231	11,274,422	77,155,949

Anti-dilutive securities not included above	5,777,084	5,698,378	5,614,982	—

(1)
Unaudited pro forma adjusted to reflect common stock outstanding assuming our reorganization from a limited liability company to a "C" corporation occurred on the first day of the year.

(13) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in ENV Holdings in consideration for services rendered during the vesting period. These units do not represent ownership in ENV Holdings but rather these units entitle the holders to distributions from ENV Holdings if a distribution is paid. There were several classes of units granted and each successive class carries a lower priority on distributions. Certain units vest immediately upon grant and others vest over periods up to three years. We estimated the fair value at grant date of the units issued using both a market and an income approach and recorded compensation expense of $0.3 million, $0.6 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, which represents the portion of the fair value of these units that vested in those periods. At December 31, 2009 there is no remaining unrecognized compensation expense associated with these units.

Stock Options and Restricted Stock Grants

        In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant stock options and restricted stock to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. Compensation costs related to options and restricted stock granted under the Plan are included in both cost of revenues and selling, general and administrative expenses in the consolidated statement of operations. We recorded non-cash compensation expense related to our stock option and restricted stock plan of $14.6 million, $9.1 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there were 3,141,644 shares available for future issuance under the Plan.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(13) Equity-Based Compensation (Continued)

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Expected life of option (years)	3.75 to 6.25	3.75	2.5 to 3.75
Risk-free interest rate	1.9% to 2.7%	2.0% to 3.1%	3.8% to 3.9%
Expected volatility	38.4% to 41.6%	35%	35%
Expected dividend yield	1.13% to 1.80%	0.40% to 1.00%	0.43%

        The expected life of the options represents the period of time that the options granted are expected to be outstanding. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant. Expected volatility is based on the average long-term implied volatilities of peer companies as we have limited trading history beginning November 15, 2007 to present. Our expected forfeiture rate is based on rates experienced by us since the date of our IPO as well as our expectations of future forfeiture rates and represents management's best estimate of forfeiture rates that we expect to occur.

        A summary of stock option activity for the years ended December 31, 2009 and 2008 is presented below:

	Options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
				(in thousands)
Outstanding, December 31, 2007	5,727,560	$23.00	4.9	$—
Granted	191,300	22.21	4.3	—
Exercised	—	—	—	—
Forfeited or expired	(293,430)	22.78	3.9	—

Outstanding, December 31, 2008	5,625,430	22.34	3.9	—
Granted	1,525,000	5.76	5.4	4,187
Exercised	—	—	—	—
Forfeited or expired	(456,084)	20.58	—	—

Outstanding, December 31, 2009	6,694,346	19.44	4.2	4,187

Options vested and expected to vest, December 31, 2009	6,003,204	19.39	4.2	3,652

Options exercisable, December 31, 2009	2,641,689	22.99	2.9	—

        As of December 31, 2009, we had $16.4 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.0 years. The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $1.98, $6.42 and $7.09, respectively. No options were exercised during 2009 or 2008.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(13) Equity-Based Compensation (Continued)

        A summary of restricted stock activity for the years ended December 31, 2009 and 2008 is presented below:

	Shares	Weighted average grant-date fair value
Non-vested shares, December 31, 2007	6,522	$23.00
Granted	33,637	6.47
Vested	(2,174)	23.00
Forfeited	—	—

Non-vested shares, December 31, 2008	37,985	9.15
Granted	583,851	5.90
Vested	(55,930)	8.77
Forfeited	(20,000)	5.55

Non-vested shares, December 31, 2009	545,906	5.79

        As of December 31, 2009, there was $2.0 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years.

        In December 2009, the Board of Directors modified the terms of the stock option and restricted stock awards granted to a former executive allowing his options to continue to vest after his termination date. Accordingly, the Company recognized $2.6 million in compensation expense during the year ended December 31, 2009.

(14) Income Taxes

        Prior to the completion of our initial public offering on November 20, 2007, our operations consisted of both a limited liability company, which is not taxed as a separate entity, and corporate subsidiaries, that are subject to taxation under the provisions of the Internal Revenue Code. Concurrent with the completion of our initial public offering, we began doing business as

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

EnergySolutions, Inc., a taxable corporate entity. Income taxes for the years ended December 31, 2009, 2008 and 2007 consist of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Current:
Federal	$6,744	$11,499	$(1,110)
State	1,326	2,748	(163)
Foreign	2,388	15,590	3,934

	10,458	29,837	2,661

Deferred
Federal	3,311	1,310	8,826
State	(1,178)	(933)	1,114
Foreign	1,997	(9,116)	(1,283)

	4,130	(8,739)	8,657

	$14,588	$21,098	$11,318

        Income taxes are reconciled to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows (in thousands):

	2009	2008	2007
Federal income taxes at statutory rate	$22,897	$23,198	$847
Non-taxable entities	—	—	(289)
State income taxes, net of federal tax benefit	96	1,180	618
U.K. research and development	(11,369)	(4,987)	—
U.S. research and development	(1,422)	—	—
Change in taxable status of LLC	—	—	9,942
Foreign tax rate differential	(1,096)	(892)	—
Disallowed and excess compensation	1,000	2,334	35
Change in valuation allowance	(577)	196	768
IRS settlements	3,507	—	—
Change in contingency reserve	1,101	—	—
Other	451	69	(603)

	$14,588	$21,098	$11,318

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets—current:
Accrued compensation	$3,703	$3,600
Inventory capitalized costs	9	220
Accrued expenses	7,553	8,224
Allowance for bad debt	475	536
Net operating loss carryforwards	38	226
Other	827	287

Deferred tax assets—current	12,605	13,093
Valuation allowance	(398)	(464)

Deferred tax assets—current, net of valuation allowance	12,207	12,629
Deferred tax liabilities—current:
Prepaid expenses	(1,323)	(4,549)
Deferred revenue	(8,183)	(10,147)

Net deferred tax liabilities—current	$2,701	$(2,067)

Deferred tax assets—noncurrent:
Asset retirement obligations	$12,328	$11,746
Accrued rate and contract reserves	547	1,646
Operating rights	1,065	1,261
Stock compensation	7,070	3,465
AMT credit carryover	444	444
Net operating loss carryforwards	12,734	17,825
Other	391	2,763

Deferred tax assets—non current	34,579	39,150
Valuation allowance	(1,233)	(1,743)

Deferred tax assets—noncurrent, net of valuation allowance	33,346	37,407
Deferred tax liabilities—noncurrent:
Plant, equipment and intangible assets principally due to differences in depreciation and amortization	(73,685)	(76,028)
Partnership investments	(343)	(1,008)
Reclamation	(6,724)	(1,707)
Other	(337)	(49)

Net deferred tax liabilities—noncurrent	$(47,743)	$(41,385)

Total deferred tax assets	$45,553	$50,036

Total deferred tax liabilities	$90,595	$93,488

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

        For the years ended December 31, 2009 and December 31, 2008 net operating loss carryforwards were $28.0 million and $46.2 million, respectively. Included in these amounts are $7.1 million and $17.8 million related to our operations in the U.K. and $0.6 million related to our Canadian operations for both years. The net operating loss carryforwards expire at various dates from 2021 through 2027.

        Further, as a result of our various affiliated companies becoming part of a single consolidated filing group for federal income tax purposes, net operating loss carryforwards of $19.4 million will be subject to separate return loss year limitation rules. The realization of these losses in future years will be dependent on the taxable income of the subsidiary that generated the net operating loss carryforward.

        In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have determined a valuation allowance is necessary of $1.6 million and $2.2 million as of December 31, 2009 and 2008, respectively. The net change in the valuation allowance for the years ended December 31, 2009, 2008 and 2007 was a decrease of $0.6 million and increases of $0.2 million and $0.8 million, respectively.

        As of December 31, 2009, the Company's foreign subsidiaries have accumulated undistributed earnings that are intended to be permanently reinvested outside the U.S., upon which the deferred tax liability cannot be practically determined as of year end.

        As of December 31, 2009 and December 31, 2008, we had $2.0 million and $0.9 million, respectively, of gross unrecognized tax benefits, which a majority may impact our annual effective tax rate in future years. These tax benefits were accounted for under authoritative guidance for accounting for uncertainty in income taxes. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits are as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2008	$906
Gross additions based on tax positions related to the current year	485
Gross additions based on tax positions related to a prior year	616
Gross subtractions related to prior year returns filed	(30)

Gross unrecognized tax benefits at December 31, 2009	$1,977

        The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company is currently in various states of multiple year examinations by federal taxing authorities. We have also been notified that the Internal Revenue Service will begin an examination of the consolidated U.S. tax return for the short tax period from November 16, 2007 through December 31, 2007. That examination is scheduled to begin in early 2010. The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and closure on audits is highly uncertain. In 2009, the IRS settled examinations for multiple periods and entities that resulted in a combined settlement

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

amount of $3.5 million, most of which was a reduction to the net operating loss carryforward amounts for certain acquired entities. We recognized interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

        We paid income taxes of $15.5 million, $22.7 million and $3.9 million during the years ended December 31, 2009, 2008 and 2007, respectively.

(15) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International. Prior to our acquisitions of RSMC in 2007 and ESEU in 2006, we derived less than 1% of our revenues from our international operations. Accordingly, through the first quarter of 2007, we reported results from our international operations in our Commercial Services segment. Beginning with the second quarter of 2007, we began reporting results from our operations outside North America in a new International segment. Goodwill and long-lived assets that were previously reported in other segments were reclassified to this new segment as appropriate. We evaluate the segments' operating results to measure performance.

        The following table presents segment information as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	As of and for the Year Ended December 31, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)(5)	$304,634	$87,305	$244,217	$987,737	$—	$1,623,893
Income (loss) from operations(2)	30,299	15,708	84,067	43,121	(75,280)	97,915
Depreciation and amortization expense	1,930	1,623	22,629	6,946	13,060	46,188
Goodwill	143,514	90,129	233,193	51,934	—	518,770
Other long-lived assets(3)	33,192	16,489	214,699	68,054	98,544	430,978
Purchases of property, plant and equipment	4,226	2,134	7,990	206	9,833	24,389
Total assets(4)	290,525	148,023	538,387	379,743	154,497	1,511,175

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Segment Reporting and Business Concentrations (Continued)

	As of and for the Year Ended December 31, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)(5)	$271,820	$107,198	$246,810	$1,165,803	$—	$1,791,631
Income (loss) from operations(2)	32,750	25,825	87,893	56,669	(82,207)	120,930
Depreciation and amortization expense	406	1,941	21,511	9,460	13,106	46,424
Goodwill	143,514	90,129	233,193	61,418	—	528,254
Other long-lived assets(3)	34,104	22,455	232,433	97,074	85,055	471,121
Purchases of property, plant and equipment	4,543	735	9,905	660	10,786	26,629
Total assets(4)	281,263	149,804	568,734	340,003	210,908	1,550,712

	As of and for the Year Ended December 31, 2007
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)(5)	$151,355	$137,378	$262,801	$541,079	$—	$1,092,613
Income (loss) from operations (2)	32,450	20,082	100,311	2,930	(79,821)	75,952
Depreciation and amortization expense	376	789	23,892	4,713	13,460	43,230
Goodwill	143,138	90,994	232,745	59,163	—	526,040
Other long-lived assets(3)	32,960	28,982	253,321	105,942	73,295	494,500
Purchases of property, plant and equipment	—	1,560	4,296	498	6,958	13,312
Total assets(4)	202,756	164,721	592,968	490,081	174,424	1,624,950

(1)
Intersegment revenues have been eliminated for the years ended December 31, 2009, 2008 and 2007. Intersegment revenues were $20.3 million and $5.2 million for the years ended December 31, 2009 and 2008 respectively, and were immaterial for the year ended December 31, 2007. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other income (expense), net. During the fourth quarter of 2009, we reclassified these amounts from other income (expense), net to operating income in the accompanying consolidated statements of operations. Accordingly, for the years ended December 31, 2009, 2008 and 2007, income from operations was increased by $7.6 million, $3.2 million and $1.4 million, respectively, as a result of the reclassification. Income from unconsolidated joint ventures is included in our Federal Services segment operations.

(3)
Other long-lived assets include property, plant and equipment and other intangible assets.

(4)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Segment Reporting and Business Concentrations (Continued)

(5)
Results of our operations for services provided to our customers in Canada and Mexico are included in our Commercial Services or LP&D segments.

        Our revenues and long-lived assets by geographic region as of and for the year ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

As of and for the Year Ended December 31,	United States	United Kingdom	Other	Total
2009
Revenues from external customers	$629,441	$987,737	$6,715	$1,623,893
Property, plant and equipment, net	119,929	769	77	120,775
2008
Revenues from external customers	600,273	1,165,803	25,555	1,791,631
Property, plant and equipment, net	112,982	882	157	114,021
2007
Revenues from external customers	529,550	541,079	21,984	1,092,613
Property, plant and equipment, net	109,897	591	200	110,688

(16) Customer Concentrations

        Our International segment derives its revenues primarily through contracts with the NDA. For the years ended December 31, 2009, 2008 and 2007, respectively, 60.1%, 64.8% and 48.6% of our revenues were from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2009 and 2008 were $181.4 million and $115.0 million, respectively.

        We have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenues from DOE contractors and subcontractors represented approximately 15.8%, 11.2% and 16.7% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2009 were $68.4 million and $53.6 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2008 were $45.6 million and $42.0 million, respectively.

(17) Commitments and Contingencies

(a)   Leases and Other Contractual Obligations

        We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $13.9 million, $12.2 million and $14.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next three years. As of December 31, 2009 and 2008,

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

the gross amount of property, plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	December 31, 2009	December 31, 2008
Computer equipment	$3,904	$3,913
Machinery and equipment	668	668
Trucks and vehicles	332	332

	4,904	4,913
Less accumulated amortization	(2,542)	(1,783)

	$2,362	$3,130

        Amortization of assets held under capital leases is included with depreciation and amortization expense.

        The following is a schedule of future minimum annual lease payments for all operating and capital leases and annual payments for other contractual obligations with initial or remaining lease terms greater than one year as of December 31, 2009 (in thousands):

Year ending December 31,	Operating	Capital	Other Contractual Obligations
2010	$11,683	$479	$2,500
2011	9,606	27	2,500
2012	7,782	—	2,500
2013	4,005	—	2,500
2014	3,150	—	2,500
Thereafter	6,043	—	2,500

Future minimum lease payments	$42,269	506	$15,000

Less portion representing interest		14
Less current portion of capital lease obligations		465

Long-term portion of capital lease obligations		$27

        The current portion of the capital lease obligations is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligations is included in other noncurrent liabilities in our consolidated balance sheets.

        During the years ended December 31, 2009 and 2008, respectively, we entered into $14,647 and $0.2 million of capital leases.

(b)   Letters of Credit/Insurance Surety

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. We had $100.0 million of letters of credit issued under our senior credit facilities as of December 31, 2009 and 2008, respectively; $10.8 million and $19.7 million of

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

letters of credit issued against the revolver facility as of December 31, 2009 and December 31, 2008, respectively and $0.7 million and $2.6 million in surety bonds outstanding as of December 31, 2009 and 2008, respectively. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2009 and 2008, the closure and post-closure state regulatory requirements for our facilities were $142.0 million and $150.8 million, respectively.

(c)   Legal Proceedings

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

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

        We intend to vigorously prosecute our declaratory judgment action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative until the appellate process is concluded.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(17) Commitments and Contingencies (Continued)

        In addition, we are subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on our consolidated financial position, operating results and cash flows.

(18) Employee Benefit Plans

        During 2006, we participated in various defined contribution 401(k) plans that covered substantially all full-time employees. The plans were subject to the provisions of the Employee Retirement Income Security Act of 1974. We provided for a match under the applicable plans. Participants vested in our contributions ratably over 4 years. As of January 1, 2007, we combined all previous plans into a new plan. Under the new plan, employees become eligible to participate immediately upon employment but are not eligible for a company match until one year of employment is completed. We match 50% of the first 6% of a participant's deferred contribution. In addition, we may at our discretion contribute an additional 1% of a participant's deferred contribution. Employee contributions are fully vested immediately. Our contributions vest ratably over 4 years. We contributed $3.0 million, $2.3 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        On March 14, 2008, we obtained majority voting rights for another one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. The joint venture sponsors a defined contribution plan for its eligible employees. The plan provides for matching employer contributions of 100% up to 4% of employee compensation. Additionally, the plan provides for an additional employer contribution for employees who are not eligible to participate in the joint venture's defined benefit pension plan ranging from 2.5% to 5.8% of employee compensation. Contributions to the plan totaled approximately $0.9 million for the year ended December 31, 2009 and $0.5 million for the period from March 14, 2008 to December 31, 2008.

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

        As part of the reorganization of the U.K. nuclear industry by the U.K. Government, the NDA assumed responsibility to fund all employer pension contributions, including any deficit (and obtained the benefit of any surplus), to the Magnox Plan. In order to reflect these arrangements, these financial statements include an amount recoverable from the NDA, included within other noncurrent assets in an amount equal to the recorded Magnox section liability, net of tax, with a corresponding credit to revenue since the charges are allowable costs under our cost-plus contract with the NDA, offsetting a portion of the after-tax pension charges. The amount of the credit for the years ended December 31, 2009 and 2008, respectively, was $46.5 million and $95.4 million. The amount recoverable from the

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Employee Benefit Plans (Continued)

NDA, due to our underfunded status, was $64.5 million at December 31, 2009 and is included in other noncurrent assets. The amount payable to the NDA, due to our overfunded status, was $93.5 million at December 31, 2008 and is included in pension liabilities.

        The following table sets forth a reconciliation of the pension plans' beginning and ending balances of the benefit obligation for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Changes in projected benefit obligation:
Projected benefit obligation at beginning of period	$2,366,304	$3,449,737
Service cost	45,412	48,606
Interest cost	150,173	181,251
Member contributions	626	13,914
Termination benefits	10,179	7,235
Benefits paid	(137,489)	(146,374)
Actuarial gain (loss)	347,323	(275,865)
Currency translation	243,951	(912,200)

Projected benefit obligation at end of year	$3,026,479	$2,366,304

        The termination costs relate to early retirement benefits provided to employees who have left service involuntarily before normal retirement age and have been granted an unreduced early retirement pension. These are contractual termination benefits required under the plans' rules.

        The following table sets forth a reconciliation of the plans' beginning and ending balances of the fair value of plan assets for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Changes in plan assets:
Fair value at beginning of period	$2,459,837	$3,405,197
Actual return on plan assets	301,911	9,461
Company contributions	76,574	104,632
Employee contributions	626	13,914
Termination benefits	10,179	7,235
Benefits paid	(137,645)	(146,374)
Currency translation	250,489	(934,228)

Fair value of plan assets at end of year	$2,961,971	$2,459,837

Overfunded (underfunded) status at end of year	$(64,508)	$93,533

        Related amounts included in the consolidated balance sheets as of December 31, 2009 and 2008 consist of noncurrent pension liabilities of $64.5 million, and noncurrent pension assets of $93.5 million, which is included in other noncurrent assets, respectively.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Employee Benefit Plans (Continued)

        Net periodic benefit costs for the years ended December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Service cost	$45,412	$48,606
Interest cost	150,173	181,251
Expected return on plan assets	(126,997)	(189,599)
Actuarial loss	312	—
Termination benefits	10,179	7,235

	$79,079	$47,493

        Weighted average assumptions used to determine benefit obligations as of December 31, 2009 and 2008 were as follows:

	2009	2008
Discount rate	5.7%	6.0%
Expected rates of return on plan assets	5.6%—6.8%	4.8%—6.6%
Rate of compensation increase	3.0%—3.5%	4.0%—4.5%

        Our overall expected long-term rate of return on assets is 5.6% to 6.8%. The overall expected long-term rate of return is based on our view of the expected long-term rates of return of each major asset category taking into account the proportions of assets held in each category at the relevant reporting date. The expected rate of return for equities was determined by adding a long-term equity risk premium to a risk-free rate. The equity risk premium reflects our view of expected long-term returns on equities in excess of the risk-free rate, taking into account historic returns and current market conditions. The expected return on debt securities is based upon an analysis of current yields on portfolios of similar quality and duration.

        At December 31, 2009 and 2008, the pension assets were invested as follows:

	December 31, 2009	December 31, 2008
Asset category:
Equities	18.6%	16.7%
Bonds	76.0%	76.9%
Real Estate	4.6%	5.4%
Other	0.8%	1.0%

	100.0%	100.0%

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Employee Benefit Plans (Continued)

held. The investment objective is to maximize returns subject to there being sufficient assets and cash flow available to pay members' benefits as and when they are due.

        The Trustees have a policy of cash management to ensure that sufficient liquid funds are available when divestments are required to meet benefit payment obligations as they become payable.

        We expect $55.1 million to be contributed to our defined benefit pension plans in 2010, most of which will be reimbursed by the NDA. Actuarial losses expected to be recognized as a component of net periodic pension costs in 2010 are not material. Estimated benefit plan payments for the five years following 2009 and the subsequent five years aggregated, excluding amounts recoverable from the NDA, are as follows (in thousands):

Year ending December 31,
2010	$144,308
2011	148,608
2012	153,227
2013	157,846
2014	162,784
2015 - 2019	891,809

$1,658,582

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the DOE held by a consolidated joint venture because we are not responsible for the current or future funded status of these plans.

(19) Employee Termination Benefits

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

        We recognized $35.7 million of expected employee termination benefits during the year ended December 31, 2009, which are included in cost of revenues in the accompanying condensed consolidated statements of operations for our International Segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenues and a receivable from the NDA for the reimbursement of the employee termination benefits. Benefits are expected to be paid over the next 12 months.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Termination Benefits (Continued)

        The following is a reconciliation of the beginning and ending liability balances (in thousands):

Beginning liability, December 31, 2008	$—
Employee termination benefits	35,703
Payments	(16,015)
Effect of exchange rate	4,572

Ending liability, December 31, 2009	$24,260

(20) License Stewardship Program

        On December 11, 2007, we, through our subsidiary ZionSolutions LLC, entered into the Exelon agreement to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Upon the closing of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Under the Zion agreement, Exelon will retain ownership of the spent nuclear fuel and associated operational responsibilities following completion of the Zion D&D project. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (the "License Transfer").

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

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of December 31, 2009 and December 31, 2008, we have incurred costs of $14.8 million and $12.4 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before December 11, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination. We have taken

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(20) License Stewardship Program (Continued)

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

        During the year ended December 31, 2008, ENV Holdings committed to contribute $10.0 million to us for the sole purpose of compensating certain of our employees, as specified by ENV Holdings, for their contributions to our growth since ENV Holdings' initial investment us in January 2005. As a result, we recorded compensation expense and additional paid-in capital of $10.0 million during the year ended December 31, 2008. The $10.0 million contribution was received during the first quarter of 2009.