Form 10-Q
period 2010-03-31
EnergySolutions, Inc.
filed 2010-05-10
CIK 1393744

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2010, 88,499,706 shares of registrant's common stock were outstanding.

ENERGYSOLUTIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended March 31, 2010

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(in thousands of dollars, except per share information)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,883	$15,913
Accounts receivable, net of allowance for doubtful accounts	344,716	260,380
Costs and estimated earnings in excess of billings on uncompleted contracts	122,269	115,651
Income tax receivable	2,963	3,658
Inventories	1,344	1,126
Prepaid expenses	9,654	9,135
Deferred income taxes	2,643	2,701
Other current assets	24,482	20,942

Total current assets	552,954	429,506
Property, plant and equipment, net	117,792	120,775
Goodwill	515,979	518,770
Other intangible assets, net	299,059	310,203
Restricted cash and decontamination and decommissioning deposits	23,389	24,273
Other noncurrent assets	120,615	107,648

Total assets	$1,629,788	$1,511,175

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$28,488	$19,071
Accounts payable	155,725	110,247
Accrued expenses and other current liabilities	234,767	167,503
Unearned revenues	15,722	12,447

Total current liabilities	434,702	309,268
Long-term debt, less current portion	496,623	505,040
Pension liability	90,238	80,306
Facility and equipment decontamination and decommissioning liabilities	62,991	63,488
Deferred income taxes	47,952	47,743
Other noncurrent liabilities	2,849	5,168

Total liabilities	1,135,355	1,011,013

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,499,706 and 88,361,604 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	885	884
Additional paid-in capital	494,611	492,541
Accumulated other comprehensive loss	(32,036)	(20,761)
Retained earnings	30,001	26,381

Total EnergySolutions stockholders' equity	493,461	499,045
Noncontrolling interests	972	1,117

Total stockholders' equity	494,433	500,162

Total liabilities and stockholders' equity	$1,629,788	$1,511,175

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2010 and 2009

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$485,890	$437,109
Cost of revenues	(443,187)	(386,511)

Gross profit	42,703	50,598
Selling, general and administrative expenses	(28,311)	(30,779)
Equity in income of unconsolidated joint ventures	2,363	963

Income from operations	16,755	20,782
Interest expense	(8,676)	(7,956)
Other expenses, net	(173)	(230)

Income before income taxes and noncontrolling interests	7,906	12,596
Income tax expense	(1,922)	(4,274)

Net income	5,984	8,322
Less: Net income attributable to noncontrolling interests	(151)	(195)

Net income attributable to EnergySolutions	$5,833	$8,127

Net income attributable to EnergySolutions per share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09
Shares used to calculate net income attributable to EnergySolutions per share:
Basic	88,415,309	88,305,674
Diluted	88,549,964	88,337,242
Cash dividends declared per common share	$0.025	$0.025
Comprehensive income (loss):
Net income	$5,984	$8,322
Foreign currency translation adjustment	(11,140)	965
Change in unrecognized actuarial gain (loss)	(136)	2,098

Comprehensive income (loss)	(5,292)	11,385
Comprehensive income attributable to noncontrolling interests	(151)	(195)

Comprehensive income (loss) attributable to EnergySolutions	$(5,443)	$11,190

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income attributable to EnergySolutions	$5,833	$8,127
Adjustments to reconcile net income attributable to EnergySolutions to net cash provided by operating activities:
Net income attributable to noncontrolling interests	151	195
Depreciation and amortization	11,657	11,651
Equity-based compensation expense	2,447	2,727
Foreign currency transaction loss	280	762
Deferred income taxes	208	2,307
Amortization of debt financing fees	1,463	1,033
(Gain) loss on disposal of property, plant and equipment	(35)	1
Unrealized (gain) loss on derivative contracts	(156)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(60,306)	(75,183)
Costs and estimated earnings in excess of billings on uncompleted contracts	(43,351)	(45,236)
Income tax receivable	695	(55)
Inventories	(218)	(1,011)
Prepaid expenses and other current assets	(4,413)	17,248
Accounts payable	51,616	27,375
Accrued expenses and other current liabilities	74,311	57,255
Unearned revenues	3,301	(4,110)
Facility and equipment decontamination and decommissioning liabilities	219	369
Restricted cash and decontamination and decommissioning deposits	(4)	(6)
Other noncurrent assets	(16,495)	(11,662)
Other noncurrent liabilities	11,999	9,883

Net cash provided by operating activities	39,202	1,632

Cash flows from investing activities
Purchases of property, plant and equipment	(2,027)	(4,195)
Purchases of intangible assets	—	(372)

Net cash used in investing activities	(2,027)	(4,567)

Cash flows from financing activities
Repayments of long-term debt	—	(10,000)
Net borrowings under revolving credit facility	1,000	—
Dividends to stockholders	(2,213)	(2,208)
Distributions to noncontrolling interests partners	(296)	(228)
Minimum tax withholding on restricted stock awards	(375)	—
Settlement of interest rate contracts	(551)	—
Debt financing fees	(2,493)	—
Repayments of capital lease obligations	(225)	(353)

Net cash used in financing activities	(5,153)	(12,789)

Effect of exchange rate on cash	(3,052)	(1,791)

Net increase (decrease) in cash and cash equivalents	28,970	(17,515)
Cash and cash equivalents, beginning of period	15,913	48,448

Cash and cash equivalents, end of period	$44,883	$30,933

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

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"); and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date we filed these financial statements in our Form 10-Q Report with the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that can be expected for the full year.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) Basis of Presentation (Continued)

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have consolidated their operations in our consolidated financial statements. We recorded the noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to other noncontrolling partners.

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other income (expense), net. During the fourth quarter of 2009, we reclassified these amounts from other income (expense), net, to operating income in the accompanying consolidated statements of operations. Accordingly, for the three months ended March 31, 2009 income from operations was increased by $1.0 million as a result of the reclassification. Income from unconsolidated joint ventures is included in our Federal Services segment operations. In addition, we reclassified $36.8 million from accounts receivable, net of allowance for doubtful accounts, to costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2009 to conform to the current year presentation which reflects a difference in the way the new accounting system, implemented effective January 1, 2010, records invoicing activities related to the current period, but generated in the subsequent period. This reclassification had no impact on total current assets, total assets, revenue or net income.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Effective

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this guidance but we do not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

        In January 2010, the FASB issued accounting guidance improving disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the Level 1 and Level 2 provisions as of January 1, 2010 did not have any impact on our consolidated financial statements and we do not expect the adoption of the Level 3 provisions to have any impact on our consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) Inventories

        Inventories consist of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Parts and supplies	$536	$676
Work in process	808	450
Finished goods	—	—

	$1,344	$1,126

(5) Goodwill and Other Intangible Assets

        As of March 31, 2010 and December 31, 2009 we had recorded $516.0 million and $518.8 million of goodwill related to acquisitions. Goodwill related to the acquisitions of U.K. entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive loss in the consolidated balance sheets. For the three months ended March 31, 2010 we recorded $2.8 million in translation losses related to goodwill denominated in foreign currencies.

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization. Other intangible assets as of March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$239,059	$(49,307)	19.6 years	$239,059	$(46,845)	19.8 years
Customer relationships	155,398	(55,393)	7.9 years	160,106	(51,830)	8.2 years
Technology and other	15,183	(5,886)	5.8 years	15,183	(5,492)	6.0 years
Non competition	1,030	(1,025)	0.9 years	1,030	(1,008)	0.4 years

Total amortizable intangibles	$410,670	$(111,611)	15.2 years	$415,378	$(105,175)	15.3 years

        Amortization expense was $6.4 million and $7.0 million for the three months ended March 31, 2010 and 2009, respectively. In addition, for the three months ended March 31, 2010 we recorded $4.7 million in translation losses related to intangible assets denominated in foreign currencies.

(6) Senior Credit Facilities

        On September 23, 2009, we entered into a Third Amended and Restated Credit Agreement, as subsequently amended on January 14, 2010 (the "Amended ES Credit Agreement"), with Citicorp North America, Inc. ("Citicorp") as administrative agent and collateral agent. Concurrent with the entry into the Amended ES Credit Agreement, Duratek, Inc., a wholly-owned subsidiary of the Company, entered into an Amended and Restated Credit Agreement, as subsequently amended on

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

January 14, 2010 (the "Amended Duratek Credit Agreement" and together with the Amended ES Credit Agreement, the "Amended Credit Agreements"), with Citicorp. The Amended Credit Agreements amend, restate and supersede the credit agreements dated June 7, 2006 with Citicorp and the lenders identified therein as previously amended. The January 14, 2010 amendment increased the maximum credit support facility for the Zion Station transaction from $50 million to $200 million.

        Our credit facilities consist of a $75.0 million revolving credit facility, of which $6.0 million was outstanding as of March 31, 2010, and which matures on June 7, 2011, term-loan facilities totaling $770.0 million, of which $519.1 million was outstanding as of March 31, 2010 and which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit of which $11.0 million in letters of credit were issued as of March 31, 2010. The synthetic letter of credit facilities had $99.6 million issued as of March 31, 2010.

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

        Borrowings under our credit facilities bear interest at variable rates. As of March 31, 2010 and December 31, 2009, the interest rate of borrowings under our term-loan facilities was 4.03% and 4.01%, respectively.

        The obligations under the credit facilities are unconditional and irrevocably guaranteed, subject to certain exceptions, by each of our existing and subsequently acquired or organized domestic subsidiaries. In addition, the credit facilities and such guarantees are secured on a first priority basis by security interests (subject to permitted liens as defined in the credit agreements governing the credit facilities) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges of 65% of the equity interests of first-tier foreign subsidiaries. In the event of default, the lenders have standard creditor remedies, including the right to foreclosure on pledged assets.

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

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of unsecured debt obligations other than specified debt obligations (or if our total leverage ratio is less than 2.0 to 1.0, then 50% of net proceeds is applied) and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal quarter. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of March 31, 2010, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $28.5 million due within the next 12 months.

        As amended, the credit facilities also require us to maintain certain financial ratios, including a maximum total leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum total leverage ratio of 4.0 from the quarter ending March 31, 2010 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of March 31, 2010, our total leverage, first-lien leverage and cash interest coverage ratios were 3.39, 3.39 and 4.85, respectively.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the three months ended March 31,

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

2010 were $2.0 million. As of March 31, 2010, we were in compliance with all of the covenants under our credit agreements.

        On January 14, 2010 we amended our credit facility to permit us to obtain credit support in an aggregate amount of up to $200.0 million in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Such credit support may take the form of (i) incremental commitments under the Amended ES Credit Agreement with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation will be secured pari passu on the same collateral securing the obligations under the Credit Agreements and shall mature up to one year after its establishment (with two one-year auto-renewal extension provisions) but shall expire prior to the term loan maturity date. The Credit Agreements also include additional loan covenants and exceptions related to the Zion Station decommissioning and decontamination project.

        We made no principal repayments during the three months ended March 31, 2010. During the three months ended March 31, 2009 we made principal repayments totaling $10.0 million. During the three months ended March 31, 2010 and 2009, we made cash interest payments of $7.1 million and $0.9 million, respectively. In addition, during the three months ended March 31, 2010 we paid fees of approximately $2.5 million to the lenders to obtain the Amended Credit Agreements, which are being amortized over the remaining term of the credit facilities.

(7) Fair Value Measurements

        The Company has implemented the accounting requirements for financial assets, financial liabilities, non-financial assets and non-financial liabilities reported or disclosed at fair value. The requirements define fair value, establish a three level hierarchy for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2010 and December 31, 2009, we had no assets or liabilities considered to be Level 1 or Level 3.

        The carrying value of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities.

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. We had outstanding term loans with carrying amounts of $519.1 million and fair values of approximately $516.5 million as of March 31, 2010 and December 31, 2009.

        The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our foreign currency derivative and interest rate swap approximates

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) Fair Value Measurements (Continued)

fair value. These instruments are included in other noncurrent liabilities in the accompanying balance sheets and are classified as Level 2 under the fair value hierarchy. As of March 31, 2010 and December 31, 2009 the fair values of our interest rate contract outstanding was (in thousands):

	March 31, 2010	December 31, 2009
Liabilities
Fair value of derivative contract—long term	$1,570	$1,726

(8) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. On December 18, 2008, we entered into an interest rate swap agreement with a notional amount of $200.0 million. As of March 31, 2010 and December 31, 2009, the fair value liability of the interest rate swap contract was $1.6 million and $1.7 million, respectively. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other expenses, net, and resulted in a net gain of $0.2 million for the three months ended March 31, 2010 and a net loss of $0.6 million for the three months ended March 31, 2009. We do not use interest rate derivatives for trading or speculative purposes.

        We have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. During the three months ended March 31, 2010 and 2009, we recognized losses of $0.2 million and $1.0 million, respectively, in other expenses, net, in the accompanying consolidated statements of operations related to foreign currency gains or losses.

        In the past, we have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our U.K. subsidiary. This foreign currency derivative contract was not designated as an accounting hedge. The contract was terminated on December 23, 2009. Unrealized gains and losses resulting from adjustments to the fair value of the contracts were included in other expenses, net and resulted in a gain of $0.7 million for the three months ended March 31, 2009. We had no foreign currency derivative contracts for the three months ended March 31, 2010.

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) Net Income Per Share (Continued)

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income per share:

	For the Three Months Ended March 31,
	2010	2009
Weighted average common shares—basic	88,415,309	88,305,674
Dilutive effect of restricted stock and stock options	134,655	31,568

Weighted average common shares—diluted	88,549,964	88,337,242

Anti-dilutive securities not included above	5,858,168	6,294,088

(10) Equity-Based Compensation

Stock Options and Restricted Stock

        In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.4 million for each of the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2009, we also had $0.3 million of compensation expense related to other equity awards. As of March 31, 2010, we had $16.2 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 2.2 years. As of March 31, 2010, there was $3.2 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.9 years.

(11) Pension Plans

        Net periodic benefit costs for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Service cost	$12,687	$7,766
Interest cost	41,300	34,478
Expected return on plan assets	(40,090)	(29,122)
Net actuarial loss	39	—

	$13,936	$13,122

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) Income Taxes

        We recognized income tax expense of $1.9 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively, based on an estimated annual effective tax rate on our consolidated operations of 24.8% and 34.5%, respectively. During the three months ended March 31, 2010 and 2009, we made income tax payments of $3.2 million and $5.5 million, respectively.

        As of March 31, 2010 and December 31, 2009, we had $2.5 million and $2.0 million, respectively, of gross unrecognized tax benefits, which may impact our annual effective tax rate in future years. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company is currently in various stages of multiple year examinations by Federal taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and/or the changes that may be required by the audits are highly uncertain.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International. The following table presents segment information as of and for the three months ended March 31, 2010 and 2009 (in thousands):

	As of and for the Three Months Ended March 31, 2010
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$88,626	$21,163	$52,687	$323,414	$—	$485,890
Income from operations	6,129	1,981	9,894	16,934	(18,183)	16,755
Depreciation and amortization expense	672	388	5,433	3,277	1,887	11,657
Goodwill	143,514	90,129	233,193	49,143	—	515,979
Other long-lived assets(3)	31,650	22,467	202,881	61,420	98,433	416,851
Purchases of property, plant and equipment	30	344	394	—	1,259	2,027
Total assets(4)	302,812	159,257	524,068	483,325	160,326	1,629,788

	As of and for the Three Months Ended March 31, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$66,081	$21,724	$46,004	$303,300	$—	$437,109
Income (loss) from operations(2)	6,578	3,178	11,763	18,509	(19,246)	20,782
Depreciation and amortization expense	224	361	5,413	2,376	3,277	11,651
Goodwill	143,514	90,129	233,193	61,418	—	528,254
Other long-lived assets(3)	34,579	21,129	227,621	94,707	86,041	464,077
Purchases of property, plant and equipment	3,517	202	(653)	22	1,107	4,195
Total assets(4)	283,664	149,436	558,115	461,658	183,348	1,636,221

(1)
Intersegment revenues have been eliminated for the three months ended March 31, 2010 and 2009. Intersegment revenues were $1.7 million for the three months ended March 31, 2010 and $3.2 million for the three months ended March 31, 2009. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other expense, net. For the three months ended March 31, 2009 we reclassified these amounts from other expense, net to operating income in the accompanying condensed consolidated statements of operations. Accordingly, income from operations was increased by $1.0 million as a result of the reclassification. Income from unconsolidated joint ventures is included in our Federal Services segment operations.

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

        As a result of the overstaffing at the four Magnox sites, we presented a termination plan to the NDA to terminate approximately 200 employees on a voluntary basis at these sites in the quarter ended March 31, 2009. During the quarter ended March 31, 2010, a second phase of the organizational review was performed and an additional reduction in force of approximately 100 positions was identified. Phase 2 is a structural reorganization across the whole business affecting all sites. The termination plan related to phase 2 has also been presented to and approved by the NDA.

        The termination plan and employee termination benefits to be paid for the voluntary termination of these employees is in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA.

        We recognized $34.3 million of additional employee termination benefits for phase 2 during the three months ended March 31, 2010, which are included in cost of revenues in the accompanying condensed consolidated statements of operations for our International Segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenues and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over the next 24 months.

        The following is a reconciliation of beginning and ending liability balances (in thousands):

	March 31, 2010	December 31, 2009
Beginning liability	$24,260	$—
Additions	34,279	35,703
Payments	(10,703)	(16,015)
Effect of exchange rate	(2,123)	4,572

Ending liability	$45,713	$24,260

(15) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of March 31, 2010, we are not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results and cash flows.

(16) License Stewardship Program

        On December 11, 2007, we, through our subsidiary ZionSolutions LLC, entered into the Exelon Agreement to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) License Stewardship Program (Continued)

ceased operation in 1998. Upon the closing of the transaction, Exelon has agreed to transfer to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions has agreed to assume decommissioning and other liabilities associated with the Zion Station. ZionSolutions also agreed to take possession and control of the land associated with the Zion Station pursuant to a lease agreement to be executed at the closing. ZionSolutions will be obligated to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at the Zion Station. Under the Zion agreement, Exelon will retain ownership of the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. Closing of this transaction is subject to the satisfaction of a number of closing conditions, including approval by the NRC of the license transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (the "License Transfer").

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

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of March 31, 2010 and December 31, 2009, we have incurred costs of $16.1 million and $14.8 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before December 11, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        On May 4, 2009, the NRC issued an order approving the License Transfer subject to ZionSolutions satisfying the NRC that (i) a $200 million letter of credit facility has been established, (ii) an irrevocable easement of disposal capacity of 7.5 million cubic feet has been established at our Clive disposal facility and (iii) the appropriate amount of insurance required of a licensee under the NRC's regulations has been obtained. The order approving the License Transfer was to expire on May 4, 2010; however, the NRC recently extended the expiration of this order by six months until November 4, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Form 10-Q and with our audited consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2009.

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

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-K filed March 1, 2010 and this report under "Item 1A—Risk Factors." Our SEC filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We provide our services through four segments: Federal Services, Commercial Services, Logistics, Processing and Disposal ("LP&D") and International. Our Federal Services segment derives revenues from U.S. government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and the U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the United States. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, and our LP&D segment will coordinate to provide integrated services. Our International segment has contracts with the Nuclear Decommissioning Authority

("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Results of Operations

        The following table shows certain items from our income statements for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Federal Services Segment	$88,626	$66,081
Commercial Services Segment	21,163	21,724
LP&D Segment	52,687	46,004
International Segment	323,414	303,300

Total revenues	485,890	437,109
Cost of revenues:
Federal Services Segment	(81,872)	(57,112)
Commercial Services Segment	(17,480)	(16,778)
LP&D Segment	(40,649)	(32,018)
International Segment	(303,186)	(280,603)

Total cost of revenues	(443,187)	(386,511)
Gross profit:
Federal Services Segment	6,754	8,969
Commercial Services Segment	3,683	4,946
LP&D Segment	12,038	13,986
International Segment	20,228	22,697

Total gross profit	42,703	50,598
Segment selling, general and administrative expenses:
Federal Services Segment	(2,988)	(3,353)
Commercial Services Segment	(1,702)	(1,768)
LP&D Segment	(2,144)	(2,223)
International Segment	(3,294)	(4,189)

Total segment selling, general and administrative expenses	(10,128)	(11,533)
Segment operating income:
Federal Services Segment	3,766	5,616
Commercial Services Segment	1,981	3,178
LP&D Segment	9,894	11,763
International Segment	16,934	18,508

Total segment operating income	32,575	39,065
Corporate selling, general and administrative expenses	(18,183)	(19,246)
Equity in income of unconsolidated joint ventures	2,363	963

Total income from operations	16,755	20,782
Interest expense	(8,676)	(7,956)
Other expenses, net	(173)	(230)

Income before income taxes and noncontrolling interests	7,906	12,596
Income tax expense	(1,922)	(4,274)

Net income	5,984	8,322
Less: Net income attributable to noncontrolling interests	(151)	(195)

Net income attributable to EnergySolutions	$5,833	$8,127

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $22.5 million and $24.8 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Gross profit decreased $2.3 million and gross margin decreased to 7.6% for the three months ended March 31, 2010 from 13.6% for the three months ended March 31, 2009 primarily due to increased activity on lower margin contracts.

        Revenues and cost of revenues from our Isotek Systems joint venture increased $7.5 million and $7.4 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The Isotek contract allows for the reimbursement of costs plus a fee. The cost of revenues increased due to increased design and construction activities also resulting in increased revenues. Gross profit, representing the fee less unallowable costs, increased $0.1 million for the three months ended March 31, 2010 compared to March 31, 2009.

        Revenues and cost of revenues generated by our contract with the DOE to clean up the Atlas mill tailings near Moab, Utah increased $7.1 million and $6.8 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily attributable to American Recovery and Reinvestment Act ("ARRA") funding received to increase the volume of shipments of uranium mill tailings. As a result, gross profit increased $0.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

        Revenues and cost of revenues from our subsidiary, EnergySolutions Performance Strategies, formerly Parallax, increased $3.9 million and $2.8 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to additional ARRA funding received to support increased operations at a federal site in Portsmouth, Ohio, during the three months ended March 31, 2010. As a result, gross profit increased $1.1 million for the three months ended March 31, 2010 compared to March 31, 2009.

        Revenues and cost of revenues from our Uranium Disposition Services joint venture increased $2.7 million and $3.0 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due to substantial efforts to complete the operational readiness review phase of the project.

        Revenues and cost of revenues related to engineering and technology projects decreased $4.0 million and $2.9 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As a result, gross profit decreased $1.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

        Segment selling, general and administrative expenses in our Federal Services segment decreased $0.4 million to $3.0 million for the three months ended March 31, 2010 from $3.4 million for the three months ended March 31, 2009. The decrease is primarily attributable to decreased bid and proposal expenses during the first quarter of 2010.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment decreased $0.6 million and increased $0.7 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Gross profit decreased $1.3 million while gross margin decreased to 17.4% for the three months ended March 31, 2010 from 22.8% for the three months ended March 31, 2009 due primarily to the relative profitability of the major projects being performed in each period.

        Revenues and gross profit related to our commercial decommissioning services decreased $0.7 million and $1.7 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in gross profit is primarily due to increased cost of revenues as a result of increased waste volumes and additional costs incurred on the Federated Metals project.

        Revenues and gross profit in our liquid waste processing division decreased $0.8 million and $0.2 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to the completion of a significant contract during 2009.

        These decreases were offset, in part, by increased revenues and gross profit in our spent fuel operations of $1.1 million and $0.5 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to work performed on to two larger contracts during the three months ended March 31, 2010.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $0.1 million to $1.7 million for the three months ended March 31, 2010 from $1.8 million for the three months ended March 31, 2009. The decrease is primarily attributable to lower traveling expenses.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment increased $6.7 million and $8.6 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Gross profit decreased $1.9 million while gross margin decreased to 22.8% for the three months ended March 31, 2010 from 30.4% for the three months ended March 31, 2009 primarily due to decreased operations at our Bear Creek facility offset in part by increased volumes of waste processed at our Clive, Utah facility.

        Revenues at our Clive, Utah facility increased $9.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increased volumes of waste processed and disposed during the three months ended March 31, 2010. As a result, cost of revenue and gross profit increased $5.5 million and $4.2 million, respectively, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

        Revenues and cost of revenues related to our transportation services increased $1.6 million and $1.9 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increased shipments. Gross profit related to our transportation services decreased $0.3 million primarily due to increased subcontractor costs during the three months ended March 31, 2010.

        These increases were offset, in part, by decreased revenues of $4.8 million for the three months ended March 31, 2010 compared to March 31, 2009 at our Bear Creek, Tennessee facility due to a temporary suspension of operations as a result of an overhead crane failure and an associated employee injury that occurred in February 2010 at the facility. Cost of revenues increased $0.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Most of the costs at the Bear Creek facility are fixed; therefore, we were unable to reduce costs during the temporary suspension of operations. In addition, we incurred additional costs to investigate the accident and develop a remediation plan. As a result, gross profit decreased $5.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

        Segment selling, general and administrative expenses in our LP&D segment decreased $0.1 million to $2.1 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009. The decrease is mostly attributable to decreased labor costs.

International Segment

        Revenues in our International segment increased $20.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $6.4 million. However, this decrease was offset by a $26.5 million increase due to an increase in pound sterling exchange rates during the three months ended March 31, 2010 compared to the same period in 2009. Of the $6.4 million decrease in revenues, our revenues from the Magnox contracts decreased $7.3 million mostly due to decreased reimbursable contract cost base and efficiency fees. This decrease was offset, in part, by increased revenues of $0.9 million related to our other U.K. operations.

        Cost of revenues in our International segment increased $22.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $2.0 million. However, this decrease was offset by a $24.6 million increase due to an increase in pound sterling exchange rates during the three months ended March 31, 2010 compared to the same period in 2009. Of the $2.0 million decrease in cost of revenues, our cost of revenues from the Magnox contracts decreased $4.0 million primarily due to decreased labor and subcontractor costs. This decrease was offset, in part, by increased cost of revenues of $2.0 million related to our other U.K. operations.

        Gross profit in our International segment decreased $2.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $4.4 million. However, gross profit increased $1.9 million due to an increase in pound sterling exchange rates during the three months ended March 31, 2010 compared to the same period in 2009. Gross profit margin in our International segment was 6.3% for the three months ended March 31, 2010 compared to 7.5% for the three months ended March 31, 2009. The decrease in gross profit margin is due to lower efficiency fees recognized from our Magnox contracts with the NDA and increased cost of revenues related to our other U.K. operations for the three months ended March 31, 2010.

        Segment selling, general and administrative expenses in our International segment decreased $0.9 million to $3.3 million for the three months ended March 31, 2010 from $4.2 million for the three months ended March 31, 2009. The decrease is mostly attributable to lower bid and proposal expenses and other administrative expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $1.0 million, or 5.2%, to $18.2 million for the three months ended March 31, 2010 from $19.2 million for the three months ended March 31, 2009. This decrease is primarily attributable to decreased labor costs for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $1.4 million, or 145.4%, to $2.4 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009. The increase is mostly attributable to an increase of $0.8 million in our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site in which we have a non-controlling interest.

Interest expense

        Interest expense increased $0.7 million, or 9.0%, to $8.7 million for the three months ended March 31, 2010 from $8.0 million for the three months ended March 31, 2009. The increase is primarily attributable to increased borrowings from our revolver facility and increased amortization of debt financing fees during the first quarter 2010 as compared to the prior year.

Income taxes

        We recognized income tax expense of $1.9 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively, based on an estimated annual effective tax rate on our consolidated operations of 24.8% and 34.5%, respectively. The decrease in the estimated annual effective tax rate is mostly due to the effect of research and development credits in the U.K.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of March 31, 2010, our principal sources of liquidity consisted of $44.9 million of cash and cash equivalents and $58.0 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $11.0 million of outstanding letters of credit and $6.0 million of outstanding borrowings. We also have a synthetic letter of credit facility of $100.0 million, of which $99.6 million of letters of credit were issued as of March 31, 2009.

        During the three months ended March 31, 2010, our cash and cash equivalents increased $29.0 million, to $44.9 million. This compares to a decrease in cash and cash equivalents of $17.5 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we had net cash inflows from operating activities of $39.2 million. Cash from operating activities for the three months ended March 31, 2010 included net income of $5.8 million and significant non-cash expenses including depreciation and amortization expense of $11.7 million and equity-based compensation expense of $2.4 million. Cash from operating activities was also provided from increased accounts payable and accrued liabilities of $125.9 million. The increase in accounts payable and accrued liabilities was primarily due to timing of payments to vendors of Magnox contracts in the U.K. Cash from operating activities was used by an increase in accounts receivable of $60.3 million primarily due to timing of collections on work performed on our contracts with the NDA and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $43.4 million primarily due to timing of billings on projects.

        During the three months ended March 31, 2010, we had net cash outflows from investing activities of $2.0 million, primarily related to capitalizable software implementation costs. Our cash outflows from our financing activities were $5.2 million, primarily related to payment of stockholder dividends and payments of debt financing fees.

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

        We had accumulated benefit obligations related to our pension plans of $3.0 billion as of December 31, 2009. See Note 18 to our audited consolidated financial statements included in Form 10-K filed March 1, 2010 for a more detailed discussion. Approximately 94% of the accumulated benefit obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation. The plan we are required to fund related to our employees of Reactor Sites Management Company Limited, a wholly-owned subsidiary in the U.K., is currently funded by contributions from us and the employees. This will be the sole source of funding until at least mid-2010 at which time the next triennial valuation of the plan will be completed. Depending on the result of the triennial valuation, we may be required to make incremental cash payments to the plan within the next 12 months to maintain minimum funding requirements.

        Although we have no specific current plans to do so, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

Capital Expenditures

        We had capital expenditures of $2.0 million and $4.2 million in three months ended March 31, 2010 and 2009, respectively. The $2.2 million decrease is mostly attributable to decreased purchases of equipment for the Atlas mill tailings contract. We expect capital expenditures for the year ending December 31, 2010 will be approximately $25.0 million, related primarily to purchases of equipment and property improvements at our facilities, which is in compliance with the debt covenants of our credit agreement. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

Credit Facilities

        On September 23, 2009, we entered into a Third Amended and Restated Credit Agreement, as subsequently amended on January 14, 2010 (the "Amended ES Credit Agreement"), with Citicorp North America, Inc. ("Citicorp") as administrative agent and collateral agent. Concurrent with the entry into the Amended ES Credit Agreement, Duratek, Inc., a wholly-owned subsidiary of the Company, entered into an Amended and Restated Credit Agreement, as subsequently amended on January 14, 2010 (the "Amended Duratek Credit Agreement" and together with the Amended ES Credit Agreement, the "Amended Credit Agreements"), with Citicorp. The Amended Credit Agreements amend, restate and supersede the credit agreements dated June 7, 2006 with Citicorp and the lenders identified therein as previously amended. The January 14, 2010 amendment increased the maximum credit support facility for the Zion Station transaction from $50 million to $200 million.

        Our credit facilities consist of a $75.0 million revolving credit facility, of which $6.0 million was outstanding as of March 31, 2010, and which matures on June 7, 2011, term-loan facilities totaling $770.0 million, of which $519.1 million was outstanding as of March 31, 2010 and which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit of which $11.0 million in letters of credit were issued as of March 31, 2010. The synthetic letter of credit facilities had $99.6 million issued as of March 31, 2010.

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

        Borrowings under our credit facilities bear interest at variable rates. As of March 31, 2010 and December 31, 2009, the interest rate of borrowings under our term-loan facilities was 4.03% and 4.01%, respectively.

        The obligations under the credit facilities are unconditional and irrevocably guaranteed, subject to certain exceptions, by each of our existing and subsequently acquired or organized domestic subsidiaries. In addition, the credit facilities and such guarantees are secured on a first priority basis by security interests (subject to permitted liens as defined in the credit agreements governing the credit facilities) in substantially all tangible and intangible assets owned by us and each of our domestic subsidiaries, subject to certain exceptions, including limiting pledges of 65% of the equity interests of first-tier foreign subsidiaries. In the event of default, the lenders have standard creditor remedies, including the right to foreclosure on pledged assets.

        According to the terms of the credit agreements, at the end of each calendar quarter, we are required to make scheduled repayments of the term loans of approximately $1.4 million, adjusted for optional prepayments made, provided that the final installment shall be equal to the amount outstanding of the term loan facilities.

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of unsecured debt obligations other than specified debt obligations (or if our total leverage ratio is less than 2.0 to 1.0, then 50% of net proceeds is applied) and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal quarter. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of March 31, 2010, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $28.5 million due within the next 12 months.

        As amended, the credit facilities also require us to maintain certain financial ratios, including a maximum total leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum total leverage ratio of 4.0 from the quarter ending March 31, 2010 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of March 31, 2010, our total leverage, first-lien leverage and cash interest coverage ratios were 3.39, 3.39 and 4.85, respectively.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the three months ended March 31, 2010 were $2.0 million. As of March 31, 2010, we were in compliance with all of the covenants under our credit agreements.

        On January 14, 2010 we amended our credit facility to permit us to obtain credit support in an aggregate amount of up to $200.0 million in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Such credit support may take the form of (i) incremental commitments under the Amended ES Credit Agreement with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation will be secured pari passu on the same collateral securing the obligations under the Credit Agreements and shall mature up to one year after its establishment (with two one-year auto-renewal extension provisions) but shall expire prior to the term loan maturity date. The Credit Agreements also include additional loan covenants and exceptions related to the Zion Station Decommissioning and Decontamination project.

        We made no principal repayments during the three months ended March 31, 2010. During the three months ended March 31, 2009 we made principal repayments totaling $10.0 million. During the three months ended March 31, 2010 and 2009, we made cash interest payments of $7.1 million and $0.9 million, respectively. In addition, during the three months ended March 31, 2010 we paid fees of approximately $2.5 million to the lenders to obtain the Amended Credit Agreements, which are being amortized over the remaining term of the credit facilities.

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

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of March 31, 2010 and December 31, 2009, we have incurred costs of $16.1 million and $14.8 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before December 11, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        On May 4, 2009, the NRC issued an order approving the License Transfer subject to ZionSolutions satisfying the NRC that (i) a $200 million letter of credit facility has been established, (ii) an irrevocable easement of disposal capacity of 7.5 million cubic feet has been established at our Clive disposal facility and (iii) the appropriate amount of insurance required of a licensee under the NRC's regulations has been obtained. The order approving the License Transfer was to expire on May 4, 2010; however, the NRC recently extended the expiration of this order by six months until November 4, 2010.

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

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures as of March 31, 2010.

        As of March 31, 2010, we had outstanding floating-rate term loans of $525.1 million. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a swap agreement effective December 18, 2008. As of March 31, 2010, the swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $1.6 million.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of March 31, 2010, we had $99.6 million in letters of credit issued under our synthetic letters of credit facilities and $11.0 million in letters of credit issued under our revolving credit facilities. As of March 31, 2010, we had $2.9 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of March 31, 2010, the closure and post-closure state regulatory requirements for our facilities were $141.0 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO, calculated under authoritative accounting guidance for Asset Retirement Obligations.

Critical Accounting Policies

        This management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 1, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of March 31, 2010, we had outstanding floating-rate long-term debt of $525.1 million, of which $28.5 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more interest rate swap agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. As of March 31, 2010, our swap agreement had a notional amount of $200.0 million and a fair value liability of approximately $1.6 million.

        A hypothetical interest rate change of 1% on our credit facilities would have changed interest expense for the three months ended March 31, 2010 by approximately $5.3 million. In addition, a hypothetical interest rate change of 1% on our swap agreement would have changed the fair value of the interest swap at March 31, 2010 by approximately $1.0 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of March 31, 2010 we had outstanding term loans with carrying amounts of $519.1 million with an approximate fair value of $516.5 million plus $6.0 million of outstanding borrowings from our revolving credit facility.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2010, would cause a change in consolidated net assets of approximately $12.7 million and a change in gross profit of approximately $2.2 million, primarily due to pound sterling- denominated exposures.

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

Changes in Internal Control Over Financial Reporting

        During the first quarter of 2010 we implemented an enterprise resource planning ("ERP") system in our United States operations. In the period of implementation, we were required to rely on certain compensating controls to help validate information generated within the ERP system such as certain manual reconciliation processes, additional validation of underlying data and additional data analyses. Throughout the ERP system stabilization period, which we expect to last the remainder of the year, we will continue to improve and enhance our system of internal control over financial reporting such that certain of these compensating controls may no longer be necessary. Our current system of internal controls over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

PART II

Item 1.    Legal Proceedings.

        On February 23, 2010, consistent with previously reported discussions with Sogin, SpA ("Sogin"), the Italian state-owned utility company, we executed a framework agreement with Sogin to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. Our pending license application with the NRC to import material from Italy, to process it at our facility in Tennessee and to dispose of the residual material at our Clive facility in Utah has generated local and national expressions of opposition. We believe our license application is consistent with all applicable laws and regulations and with past practices. Moreover, the Italian material—metals, paper and clothing—is the same type of material that we handle routinely from the domestic nuclear industry.

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

        On October 6, 2008, the NRC approved an order holding in abeyance its decision with respect to our pending import license application until the Declaratory Judgment Action has been resolved by the Courts.

        On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the "District Court Order") finding that the Northwest Compact has no authority over, and therefore cannot restrict the flow of out-of-region waste to, our facility in Clive, Utah. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in favor of the Company on June 17, 2009. The defendants in the Declaratory Judgment Action have appealed the judgment to the United States Circuit Court of Appeals for the 10th Circuit. After issuance of the District Court Order the NRC has solicited the views of potential parties but has not yet lifted its order holding the review of our pending import license application in abeyance.

        We will continue to vigorously prosecute the Declaratory Judgment Action, but we do not believe we will be able to process and dispose of any radioactive materials contemplated by the Italian initiative until the appellate process is concluded. The appeal has been fully briefed and argued but we do not know when the appellate court will issue its opinion.

        On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees' Retirement System vs. EnergySolutions, et al., was filed in the United States District Court for the Southern District of New York (the "Court"), Civil Number 09 CV 8633, and on October 12, 2009 a second complaint was filed in the same court captioned Building Trades United Pension Trust Fund vs. EnergySolutions Inc., et al., Civil Number 09 CV 8648 (the "Related Actions"). On February 18, 2010 the Court consolidated the Related Actions and appointed the lead plaintiff. On April 20, 2010 the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants the Company, current and prior directors, certain officers of the Company, the lead underwriters in the Company's initial public offering ("IPO") in November 2007 and the secondary offering in July 2008 (the "July 2008 Offering") and ENV Holdings, LLC, the former parent of the Company. The plaintiffs allege that the registration statements and prospectus for the IPO and the July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein regarding the potential size of the nuclear services market, the Company's ability to take advantage of opportunities in that market in the near term, the status and prospects of the Company's rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, the status and prospects of the Company's license stewardship initiative, and other matters. The complaints seek to include all purchasers of the Company's stock from November 14, 2007 through October 14, 2008 as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 Offering, and such other relief as the court may find just and proper.

        We believe the facts and legal claims alleged in the complaints are without merit and intend to vigorously defend the litigation.

Item 1A.    Risk Factors.

        Other than as set forth below, there have been no material changes to the risk factors as previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, to which readers are referred. The following risk factors have been updated to reflect recent action taken by the Utah Board of Radiation Control and developments with respect to Waste Control Specialists LLC's ("WCS") license application with the Texas Commission on Environmental Quality (the "TCEQ").

We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us.

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the former governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. Representatives in Congress have introduced legislation to ban the importation of foreign waste, and public interest groups have argued for a moratorium or imposition of other restrictions on disposal of depleted uranium at our Clive facility. Depleted uranium is Class A waste that has previously been disposed at our Clive facility. The NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, in its April 2010 meeting the Utah Board of Radiation Control approved its own rule that, if not challenged or if unsuccessfully challenged, would require a performance assessment prior to disposal of significant quantities of depleted uranium at any facility in the state of Utah. Preparation of the site-specific analysis, a performance assessment or other restrictions could result in a delay or changes in how we dispose of depleted uranium at our Clive facility, which could adversely affect our business. If any regulatory, environmental or legislative efforts to limit or delay our operations at our current or future facilities were successful, then our business would be adversely affected.

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

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility, including accidents and natural disasters. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, including regulations addressing the disposition of depleted uranium and the importation of foreign waste, or changes in the interpretation of those regulations, can affect our ability to operate the facility. Depleted uranium is Class A waste that has previously been disposed at our Clive facility. The NRC has announced that it is undertaking a limited rulemaking to require a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, in its April 2010 meeting the Utah Board of Radiation Control approved its own rule that, if not challenged or if unsuccessfully challenged, would require a performance assessment prior to disposal of significant quantities of depleted uranium at any facility in the state of Utah. Preparation of the site-specific analysis, a performance assessment or other restrictions could result in a delay or changes in how we dispose of depleted uranium at our Clive facility, which could adversely affect our business. The governor of Utah recently announced he had reached an agreement with the DOE not to ship any additional depleted uranium from the Savannah River site to the Clive facility until site-specific assessment of the Clive facility can be completed. These and other actions by states or the federal government may affect the operation, capacity, expansion or extension of the Clive facility. The Northwest Compact also has asserted it has authority over our Clive facility and is seeking to restrict our ability to import foreign LLRW for disposal at the facility, and federal legislation has been introduced to prohibit the importation of foreign LLRW waste. Any of the foregoing actions may hinder, delay or stop shipments to the facility, which could seriously impair our ability to execute disposal projects and significantly reduce future revenues. We believe that we have sufficient capacity for more than 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal by 95 million cubic feet to approximately 148 million cubic feet. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

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

        For example, WCS filed a license application with the TCEQ in August 2004 for a LLRW disposal facility and announced receipt of a Radioactive Material License on September 10, 2009. Construction may not begin until several preconstruction license conditions are completed and approved by the executive director of the TCEQ. Once approved construction is complete, additional conditions of the license must be met prior to commencement of disposal. These conditions will require WCS to complete several major environmental studies, examples of which include groundwater, air emissions, and seismic stability studies. WCS must also demonstrate that the leachate from the landfill will not reach the Ogallala-Antlers-Gatuna Aquifer. One of the conditions states that prior to accepting federal facility waste, WCS must receive an agreement signed by the U. S. Secretary of Energy that it will assume all rights, title and interest in land and buildings for the disposal of federal facility waste. The DOE and TCEQ have entered into a Memorandum of Agreement which provides that, if the DOE awards WCS a prime contract for the disposal of LLRW at a separate and distinct portion of WCS' facility, DOE will accept the transfer of the facility from WCS on decommissioning. The Memorandum of Agreement specifically states that it does not create an obligation on the part of the DOE to award a disposal contract to WCS or to use the WSC facility for the disposal of LLRW. Should the facility be constructed in accordance with the license requirements, WCS will be allowed to receive waste from the Texas Compact, which includes the states of Texas and Vermont, and from federal facilities (i.e., DOE). WCS will not be able to receive waste via railcar or dispose of depleted uranium, and will be required to dispose of commercial waste in specially designed containers in the compact portion of the facility. In addition, WCS recently received a separate license to permanently dispose of 11e(2) materials at its facility.

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2010.

ENERGYSOLUTIONS, INC.
By:	/s/ MARK C. MCBRIDE Mark C. McBride Executive Vice President and Chief Financial Officer