Form 10-Q
period 2010-06-30
EnergySolutions, Inc.
filed 2010-08-05
CIK 1393744

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
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

        As of August 5, 2010, 88,526,882 shares of registrant's common stock were outstanding.

ENERGYSOLUTIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended June 30, 2010

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(in thousands of dollars, except per share information)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,738	$15,913
Accounts receivable, net of allowance for doubtful accounts	291,171	260,380
Costs and estimated earnings in excess of billings on uncompleted contracts	126,913	115,651
Income tax receivable	6,559	3,658
Inventories	1,557	1,126
Prepaid expenses	6,205	9,135
Deferred income taxes	1,816	2,701
Other current assets	26,502	20,942

Total current assets	494,461	429,506
Property, plant and equipment, net	116,684	120,775
Goodwill	481,036	518,770
Other intangible assets, net	293,374	310,203
Restricted cash and decontamination and decommissioning deposits	23,502	24,273
Other noncurrent assets	133,792	107,648

Total assets	$1,542,849	$1,511,175

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$51,580	$19,071
Accounts payable	106,112	110,247
Accrued expenses and other current liabilities	196,594	167,503
Unearned revenues	20,429	12,447

Total current liabilities	374,715	309,268
Long-term debt, less current portion	480,218	505,040
Pension liability	103,540	80,306
Facility and equipment decontamination and decommissioning liabilities	63,765	63,488
Deferred income taxes	46,423	47,743
Other noncurrent liabilities	2,834	5,168

Total liabilities	1,071,495	1,011,013

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,512,253 and 88,361,604 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	885	884
Additional paid-in capital	495,002	492,541
Accumulated other comprehensive loss	(27,303)	(20,761)
Retained earnings	1,496	26,381

Total EnergySolutions stockholders' equity	470,080	499,045
Noncontrolling interests	1,274	1,117

Total stockholders' equity	471,354	500,162

Total liabilities and stockholders' equity	$1,542,849	$1,511,175

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2010 and 2009

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$398,339	$373,585	$884,229	$810,694
Cost of revenues	(353,780)	(327,257)	(796,967)	(713,768)

Gross profit	44,559	46,328	87,262	96,926
Selling, general and administrative expenses	(30,837)	(30,320)	(59,148)	(61,099)
Impairment of goodwill	(35,000)	—	(35,000)	—
Equity in income of unconsolidated joint ventures	3,850	2,163	6,213	3,125

Income (loss) from operations	(17,428)	18,171	(673)	38,952
Interest expense	(9,866)	(7,465)	(18,542)	(15,421)
Other income (expenses), net	1,193	(669)	1,020	(898)

Income (loss) before income taxes and noncontrolling interests	(26,101)	10,037	(18,195)	22,633
Income tax expense	(2,102)	(2,351)	(4,025)	(6,625)

Net income (loss)	(28,203)	7,686	(22,220)	16,008
Less: Net income attributable to noncontrolling interests	(302)	(356)	(453)	(551)

Net income (loss) attributable to EnergySolutions	$(28,505)	$7,330	$(22,673)	$15,457

Net income (loss) attributable to EnergySolutions per share:
Basic	$(0.32)	$0.08	$(0.26)	$0.18
Diluted	$(0.32)	$0.08	$(0.26)	$0.17
Shares used to calculate net income (loss) attributable to EnergySolutions per share:
Basic	88,510,294	88,305,674	88,464,943	88,305,674
Diluted	88,510,294	88,493,274	88,464,943	88,328,023
Cash dividends declared per common share	$0.025	$0.025	$0.050	$0.050
Comprehensive income (loss):
Net income (loss)	$(28,203)	$7,686	$(22,220)	$16,008
Foreign currency translation adjustment	4,772	(20)	(6,368)	945
Change in unrecognized actuarial gain (loss)	(38)	85	(174)	2,183

Comprehensive income (loss)	(23,469)	7,751	(28,762)	19,136
Comprehensive income attributable to noncontrolling interests	(302)	(356)	(453)	(551)

Comprehensive income (loss) attributable to EnergySolutions	$(23,771)	$7,395	$(29,215)	$18,585

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss) attributable to EnergySolutions	$(22,673)	$15,457
Adjustments to reconcile net income (loss) attributable to EnergySolutions to net cash provided by operating activities:
Net income attributable to noncontrolling interests	453	551
Depreciation and amortization	23,395	23,595
Equity-based compensation expense	5,050	5,545
Foreign currency transaction (gain)	(123)	(5,041)
Deferred income taxes	(1,623)	3,124
Amortization of debt financing fees	3,640	2,063
Impairment of goodwill	35,000	—
(Gain) loss on disposal of property, plant and equipment	(79)	15
Unrealized (gain) loss on derivative contracts	(883)	6,834
Changes in operating assets and liabilities:
Accounts receivable	(40,830)	(54,886)
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,276)	(36,652)
Income tax receivable	2,901	(1,072)
Inventories	(431)	(848)
Prepaid expenses and other current assets	(3,032)	23,524
Accounts payable	371	19,266
Accrued expenses and other current liabilities	29,872	27,888
Unearned revenues	7,805	(6,592)
Facility and equipment decontamination and decommissioning liabilities	438	775
Restricted cash and decontamination and decommissioning deposits	112	1,475
Other noncurrent assets	(31,720)	(24,725)
Other noncurrent liabilities	25,481	24,218

Net cash provided by operating activities	21,848	24,514

Cash flows from investing activities
Purchases of property, plant and equipment	(6,008)	(8,226)
Purchases of intangible assets	(661)	(372)
Proceeds from disposition of property, plant and equipment	44	—

Net cash used in investing activities	(6,625)	(8,598)

Cash flows from financing activities
Repayments of long-term debt	(24,313)	(11,744)
Net borrowings under revolving credit facility	32,000	—
Dividends to stockholders	(4,425)	(4,415)
Distributions to noncontrolling interests partners	(296)	(457)
Minimum tax withholding on restricted stock awards	(375)	—
Settlement of interest rate contracts	(1,124)	—
Debt financing fees	(2,493)	—
Repayments of capital lease obligations	(342)	(709)

Net cash used in financing activities	(1,368)	(17,325)

Effect of exchange rate on cash	3,970	2,850

Net increase in cash and cash equivalents	17,825	1,441
Cash and cash equivalents, beginning of period	15,913	48,448

Cash and cash equivalents, end of period	$33,738	$49,889

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

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that can be expected for the full year.

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

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other income (expense), net. During the fourth quarter of 2009, we reclassified these amounts from other income (expense), net, to operating income in the accompanying consolidated statements of operations. Accordingly, for the three and six months ended June 30, 2009 income from operations was increased by $2.2 million and $3.1 million, respectively, as a result of the reclassification. There was no impact on net income or net income attributable to EnergySolutions for the three or six months ended June 30, 2009. Income from unconsolidated joint ventures is included in our Federal Services segment operations. In addition, we reclassified $36.8 million from accounts receivable, net of allowance for doubtful accounts, to costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2009 to conform to the current year presentation which reflects a difference in the way our new accounting system, implemented effective January 1, 2010, records invoicing activities related to the current period, but generated in the subsequent period. This reclassification had no impact on total current assets, total assets, revenue or net income.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Effective

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. This guidance is effective for us on January 1, 2011. We are currently evaluating the potential impact of the adoption of this guidance but we do not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) Goodwill

        As of June 30, 2010 and December 31, 2009 we had recorded $481.0 million and $518.8 million of goodwill related to acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive loss in the consolidated balance sheets. For the six months ended June 30, 2010 we recorded $2.8 million in translation losses related to goodwill denominated in foreign currencies.

        In accordance with authoritative guidance, the Company assesses annually the carrying value of its reporting units' goodwill for impairment as of the first day of the second quarter of each fiscal year, or more frequently if events occur or circumstances change that would more likely than not reduce our reporting unit fair value below its book value. Based on the goodwill impairment analysis performed as of the beginning of the second quarter of 2010, Step 1 of our impairment test, which included the use of a discounted cash flow model, indicated potential impairment of our Federal Services reporting unit. Therefore, we completed Step 2, which included an assessment of fair value of the assets and liabilities of the reporting unit. Based on this analysis, we concluded that the goodwill within our Federal Services reporting unit was impaired and recorded a non-cash goodwill impairment charge of $35.0 million in the second quarter. As discussed further in Note 5, an evaluation of potential impairment of certain intangible assets recorded in the Federal Services reporting unit is ongoing; therefore, due to the nature of Step 2 analysis, the goodwill impairment calculation is preliminary. There was no tax benefit associated with this impairment charge as the goodwill was not deductible for tax purposes. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth rates than those projected in the prior year. The impairment charge did not impact our cash position, operating cash flow or debt covenants.

(5) Other Intangible Assets

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization.

        Other intangible assets as of June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$239,718	$(51,769)	19.3 years	$239,059	$(46,845)	19.8 years
Customer relationships	155,393	(58,875)	7.7 years	160,106	(51,830)	8.2 years
Technology and other	15,183	(6,280)	5.5 years	15,183	(5,492)	6.0 years
Non competition	1,030	(1,026)	0.9 years	1,030	(1,008)	0.4 years

Total amortizable intangibles	$411,324	$(117,950)	15.1 years	$415,378	$(105,175)	15.3 years

        Amortization expense was $6.3 million and $12.7 million for the three and six months ended June 30, 2010, respectively, as compared to $7.0 million and $13.9 million for the three and six months

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) Other Intangible Assets (Continued)

ended June 30, 2009, respectively. In addition, for the six months ended June 30, 2010 we recorded $4.7 million in translation losses related to intangible assets denominated in foreign currencies.

        In conjunction with the performance of our goodwill impairment analysis and completion of Step 2 for the Federal Services reporting unit, we determined that an indicator of impairment existed with regard to the intangible assets of this reporting unit. As such, we initiated an evaluation of these intangible assets in accordance with applicable accounting guidance. Total intangible assets for this reporting unit were $24.3 million as of June 30, 2010, consisting of $10.9 million of customer relationships, $5.9 million of permits and $7.5 million of technology. Based upon our analysis, we determined that the customer relationships and permits were not impaired. As it relates to the technology intangible asset, our evaluation is ongoing. Upon completion of this evaluation, we could be required to record an impairment charge related to this technology and any resulting non-cash impairment charge is expected to be recorded in the quarter ending September 30, 2010. Because we are in the early stages of this analysis, we do not believe that it is currently possible to reasonably estimate the range of the potential impairment, if any.

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

        The January 14, 2010 amendment permits us to obtain credit support in an aggregate amount of up to $200.0 million in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Such credit support may take the form of (i) incremental commitments under the Amended ES Credit Agreement with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation would be secured pari passu on the same collateral securing the obligations under the Credit Agreements and would mature up to one year after its establishment (with two one-year auto-renewal extension provisions) or, if earlier, the term loan maturity date. The Credit Agreements also include additional loan covenants and exceptions related to the Zion Station decommissioning and decontamination project.

        Our credit facilities consist of a $75.0 million revolving credit facility, of which $37.0 million was outstanding as of June 30, 2010, and which matures on June 7, 2011, term-loan facilities totaling $770.0 million, of which $494.8 million was outstanding as of June 30, 2010 and which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7,

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit of which $14.0 million in letters of credit were issued as of June 30, 2010. The synthetic letter of credit facilities had $100.0 million issued as of June 30, 2010.

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

        Borrowings under our credit facilities bear interest at variable rates. As of June 30, 2010 and December 31, 2009, the interest rate of borrowings under our term-loan facilities was 4.10% and 4.01%, respectively.

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

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of unsecured debt obligations other than specified debt obligations (or if our total leverage ratio is less than 2.0 to 1.0, then 50% of net proceeds is applied) and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal quarter. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of June 30, 2010, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $14.6 million due within the next 12 months.

        As amended, the credit facilities also require us to maintain certain financial ratios, including a maximum total leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum total leverage ratio of 4.0 from the quarter ending March 31, 2010 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of June 30, 2010, our total leverage, first-lien leverage and cash interest coverage ratios were 3.43, 3.43 and 5.80, respectively.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the six months ended June 30, 2010 were $6.0 million. As of June 30, 2010, we were in compliance with all of the covenants under our credit agreements.

        On July 12, 2010, we amended our existing credit facilities in advance of the completion of our financial statement close process to ensure that we remain in compliance with the financial covenants, as defined in the credit facilities. Pursuant to the amendment, the lenders agreed that the requirement not to exceed a maximum first lien leverage ratio, as defined in the credit facilities, would not apply for the quarter ended June 30, 2010. Our interest rate on the credit facilities is comprised of a base rate plus a margin. As a result of the amendment, the interest rates of the credit facilities have been amended to establish a minimum base rate of 3.25% and a minimum LIBOR of 1.75%. In addition, the margins applicable to loans under each credit facility will be higher by 0.5% to 1.25% and will be

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) Senior Credit Facilities (Continued)

based on a leverage ratio (as defined in the credit facilities) and the applicable long-term credit or corporate family rating assigned to us by rating agencies. As of June 30, 2010, we were in compliance with all of the covenants under our credit agreements, though there is a risk that we will not be in compliance with our covenants in future periods.

        During the six months ended June 30, 2010 and 2009, we made principal repayments totaling $24.3 million and $11.7 million, respectively. During the six months ended June 30, 2010 and 2009, we made cash interest payments of $14.7 million and $13.7 million, respectively. In addition, during the six months ended June 30, 2010 we paid fees of approximately $2.5 million to the lenders to obtain the Amended Credit Agreements, which are being amortized over the remaining term of the credit facilities. We also paid fees of approximately $2.2 million to the lenders in conjunction with the July 2010 amendment, which will be amortized over the remaining term of the credit facilities beginning in the quarter ending September 30, 2010.

(7) Fair Value Measurements

        The Company has implemented the accounting requirements for financial assets, financial liabilities, non-financial assets and non-financial liabilities reported or disclosed at fair value. The requirements define fair value, establish a three level hierarchy for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2010 and December 31, 2009, we had no assets or liabilities considered to be Level 1 or Level 3.

        The carrying value of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities.

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. As of June 30, 2010 and December 31, 2009, we had outstanding term loans with carrying amounts of $494.8 million and $519.1 million, respectively, with fair values of approximately $478.7 million and $516.5 million, respectively.

        The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our interest rate collar derivative approximates fair value. This instrument is included in other noncurrent liabilities in the accompanying balance sheets and is classified as Level 2 under the fair value hierarchy.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) Fair Value Measurements (Continued)

        As of June 30, 2010 and December 31, 2009 the fair values of our interest rate collar contract outstanding was (in thousands):

	June 30, 2010	December 31, 2009
Liabilities
Fair value of derivative contract—long term	$843	$1,726

(8) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. On December 18, 2008, we entered into an interest rate collar agreement with a notional amount of $200.0 million. As of June 30, 2010 and December 31, 2009, the fair value liability of the interest rate collar contract was $0.8 million and $1.7 million, respectively. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expense), net, and resulted in net gains of $0.7 million and $0.9 million for the three and six months ended June 30, 2010, respectively, and net losses of $0.6 million $1.2 million for the three and six months ended June 30, 2009, respectively. We do not use interest rate derivatives for trading or speculative purposes.

        We have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Foreign currency gains and losses are included in other income (expenses), net, in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2010 we recognized gains of $0.4 million and $0.1 million, respectively. During the three and six months ended June 30, 2009, we recognized gains of $6.7 million and $5.7 million, respectively.

        In the past, we have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our U.K. subsidiary. This foreign currency derivative contract was not designated as an accounting hedge. The contract was terminated on December 23, 2009. Unrealized gains and losses resulting from adjustments to the fair value of the contracts were included in other expenses, net and resulted in losses of $6.3 million and $5.6 million for the three and six months ended June 30, 2009. We had no foreign currency derivative contracts for the six months ended June 30, 2010.

(9) Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to outstanding stock options and non-vested restricted stock awards and are determined using the treasury stock method.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) Net Income (Loss) Per Share (Continued)

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares—basic	88,510,294	88,305,674	88,464,943	88,305,674
Dilutive effect of restricted stock and stock options	—	187,600	—	22,349

Weighted average common shares—diluted	88,510,294	88,493,274	88,464,943	88,328,023

Anti-dilutive securities not included above	7,686,290	5,982,209	7,426,560	5,874,230

(10) Equity-Based Compensation

Stock Options and Restricted Stock

        In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.6 million and $5.0 million for the three and six months ended June 30, 2010, respectively, as compared to $2.8 million and $5.2 million for the three and six months ended June 30, 2009, respectively. For the six months ended June 30, 2009, we also had $0.3 million of compensation expense related to other equity awards. As of June 30, 2010, we had $13.9 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.9 years. As of June 30, 2010, there was $2.9 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.5 years.

(11) Pension Plans

        Net periodic benefit costs for the three and six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$12,122	$8,360	$24,809	$16,126
Interest cost	39,461	37,118	80,761	71,596
Expected return on plan assets	(38,305)	(31,351)	(78,395)	(60,473)
Net actuarial loss	37	—	76	—

	$13,315	$14,127	$27,251	$27,249

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) Pension Plans (Continued)

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

(12) Income Taxes

        We recognized income tax expense of $2.1 million and $4.0 million for the three and six months ended June 30, 2010, respectively, based on an effective tax rate on our consolidated operations of 24.6%, excluding the effect of the goodwill impairment. There is no tax benefit associated with the goodwill impairment charge as the goodwill is not deductible for tax purposes. Including the effect of the goodwill impairment, our effective tax rate on our consolidated operations for the six months ended June 30, 2010, is a negative 21.6%. Our expected annual effective tax rate, excluding the effect of the goodwill impairment, of approximately 21% is lower than the U.S. statutory rate of 35% primarily as a result of foreign earnings taxed at rates lower than the U.S. statutory rate and research and development credits in our foreign jurisdictions. During the three and six months ended June 30, 2010, we also recorded an increase in our valuation allowance related to deferred tax assets of a foreign subsidiary. We recognized income tax expense of $2.4 million and $6.6 million for the three and six months ended June 30, 2009, respectively, based on an effective tax rate on our consolidated operations of 30.0%. During the six months ended June 30, 2010 and 2009, we made income tax payments of $6.0 million and $6.7 million, respectively.

        As of June 30, 2010 and December 31, 2009, we had $2.4 million and $2.0 million, respectively, of gross unrecognized tax benefits, which may impact our annual effective tax rate in future years. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company is currently in various stages of multiple year examinations by Federal taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and/or the changes that may be required by the audits are highly uncertain.

(13) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International. The following table presents segment information as of and for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30, 2010
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$93,044	$24,379	$66,293	$214,623	$—	$398,339
Income (loss) from operations(2)	(26,047)	4,115	20,849	611	(16,956)	(17,428)
Depreciation and amortization expense	672	408	5,628	1,793	3,237	11,738
Purchases of property, plant and equipment	8	381	1,980	—	1,613	3,982

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Segment Reporting and Business Concentrations (Continued)

	For the Three Months Ended June 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$74,721	$23,106	$61,614	$214,144	$—	$373,585
Income (loss) from operations(3)	6,812	3,782	23,640	1,133	(17,196)	18,171
Depreciation and amortization expense	403	485	5,126	2,393	3,537	11,944
Purchases of property, plant and equipment	451	62	768	89	2,661	4,031

	As of and for the Six Months Ended June 30, 2010
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$181,670	$45,542	$118,980	$538,037	$—	$884,229
Income (loss) from operations(2)	(19,918)	6,096	30,743	17,545	(35,139)	(673)
Depreciation and amortization expense	1,344	796	11,061	3,680	6,514	23,395
Goodwill	108,514	90,129	233,253	49,140	—	481,036
Other long-lived assets(4)	30,088	22,104	199,614	59,629	98,623	410,058
Purchases of property, plant and equipment	37	725	2,374	—	2,872	6,008
Total assets(5)	268,220	162,615	519,640	412,689	179,685	1,542,849

	As of and for the Six Months Ended June 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$140,802	$44,830	$107,618	$517,444	$—	$810,694
Income (loss) from operations(3)	13,390	6,960	35,403	19,641	(36,442)	38,952
Depreciation and amortization expense	627	846	10,539	4,769	6,814	23,595
Goodwill	143,514	90,129	233,193	61,418	—	528,254
Other long-lived assets(4)	35,522	19,541	222,690	92,547	86,092	456,392
Purchases of property, plant and equipment	3,968	264	115	111	3,768	8,226
Total assets(5)	276,163	149,034	547,430	507,562	188,136	1,668,325

(1)
Intersegment revenues have been eliminated for the three and six months ended June 30, 2010 and 2009. Intersegment revenues were $0.1 million and $1.8 million for the three and six months ended June 30, 2010 and were $5.6 million and $8.8 million for the three and six months ended June 30, 2009. Revenues by segment represent revenues earned based on third-party billing to customers.

(2)
Included in income from operations from our Federal Services segment is a $35.0 million impairment of goodwill recorded during the three and six months ended June 30, 2010.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) Segment Reporting and Business Concentrations (Continued)

(3)
Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other expense, net. For the three and six months ended June 30, 2009 we reclassified these amounts from other expense, net to operating income in the accompanying condensed consolidated statements of operations. Accordingly, income from operations was increased by $2.2 million and $3.1 million for the three and six months ended June 30, 2009, respectively. Income from unconsolidated joint ventures is included in our Federal Services segment operations.

(4)
Other long-lived assets include property, plant and equipment and other intangible assets.

(5)
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

        For the six months ended June 30, 2010, we recognized $34.7 million of expected employee termination benefits related to phase 2, which are included in cost of revenues in the accompanying condensed consolidated statements of operations for our International Segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenues and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over the next 24 months.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) Employee Termination Benefits (Continued)

        The following is a reconciliation of beginning and ending liability balances (in thousands):

	June 30, 2010	December 31, 2009
Beginning liability	$24,260	$—
Additions	34,693	35,703
Payments	(13,637)	(16,015)
Effect of exchange rate	(2,151)	4,572

Ending liability	$43,165	$24,260

(15) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of June 30, 2010, we are not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results and cash flows.

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) License Stewardship Program (Continued)

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of June 30, 2010 and December 31, 2009, we have incurred costs of $18.3 million and $14.8 million, respectively, which have been deferred until the closing of the transaction. Since we believe it is probable that we will close or be granted an extension to close this transaction before the NRC order expires on November 4, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

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

Cautionary Statement Regarding Forward-Looking Statements

        Certain statements made herein, including statements regarding our projected revenues, expenses, income and the implementation of strategic initiatives and the risks associated therewith are forward-looking in nature. These forward-looking statements reflect current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward- looking statements. Due to known and unknown risks, our actual results may differ materially from our expectations or projections.

        While most risks affect only future revenues or expenses, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings.

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (the "SEC") and this report under "Item 1A—Risk Factors." Our SEC filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

        The following table shows certain items from our income statements for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Federal Services Segment	$93,044	$74,721	$181,670	$140,802
Commercial Services Segment	24,379	23,106	45,542	44,830
LP&D Segment	66,293	61,614	118,980	107,618
International Segment	214,623	214,144	538,037	517,444

Total revenues	398,339	373,585	884,229	810,694
Cost of revenues:
Federal Services Segment	(83,708)	(66,669)	(165,580)	(123,781)
Commercial Services Segment	(18,346)	(17,462)	(35,826)	(34,240)
LP&D Segment	(43,541)	(35,802)	(84,190)	(67,820)
International Segment	(208,185)	(207,324)	(511,371)	(487,927)

Total cost of revenues	(353,780)	(327,257)	(796,967)	(713,768)
Gross profit:
Federal Services Segment	9,336	8,052	16,090	17,021
Commercial Services Segment	6,033	5,644	9,716	10,590
LP&D Segment	22,752	25,812	34,790	39,798
International Segment	6,438	6,820	26,666	29,517

Total gross profit	44,559	46,328	87,262	96,926
Segment selling, general and administrative expenses:
Federal Services Segment	(4,233)	(3,403)	(7,221)	(6,756)
Commercial Services Segment	(1,918)	(1,862)	(3,620)	(3,630)
LP&D Segment	(1,903)	(2,172)	(4,047)	(4,395)
International Segment	(5,827)	(5,687)	(9,121)	(9,876)

Total segment selling, general and administrative expenses	(13,881)	(13,124)	(24,009)	(24,657)
Segment operating income:
Federal Services Segment	5,103	4,649	8,869	10,265
Commercial Services Segment	4,115	3,782	6,096	6,960
LP&D Segment	20,849	23,640	30,743	35,403
International Segment	611	1,133	17,545	19,641

Total segment operating income	30,678	33,204	63,253	72,269
Corporate selling, general and administrative expenses	(16,956)	(17,196)	(35,139)	(36,442)
Impairment of goodwill(1)	(35,000)	—	(35,000)	—
Equity in income of unconsolidated joint ventures(1)	3,850	2,163	6,213	3,125

Total income (loss) from operations	(17,428)	18,171	(673)	38,952
Interest expense	(9,866)	(7,465)	(18,542)	(15,421)
Other income (expense), net	1,193	(669)	1,020	(898)

Income (loss) before income taxes and noncontrolling interests	(26,101)	10,037	(18,195)	22,633
Income tax expense	(2,102)	(2,351)	(4,025)	(6,625)

Net income (loss)	(28,203)	7,686	(22,220)	16,008
Less: Net income attributable to noncontrolling interests	(302)	(356)	(453)	(551)

Net income (loss) attributable to EnergySolutions	$(28,505)	$7,330	$(22,673)	$15,457

(1)
Amounts attributable to the Federal Services segment.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $18.3 million and $17.0 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Gross profit increased $1.3 million while gross margin decreased to 10.0% for the three months ended June 30, 2010 from 10.8% for the three months ended June 30, 2009 primarily due to increased activity on lower margin contracts.

        Revenues and cost of revenues from our Isotek Systems joint venture increased $1.7 million and $2.4 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to increased engineering activities related to the design of dryer systems necessary to process downblended materials. The Isotek contract allows for the reimbursement of costs plus a fee. Gross profit, representing the fee less unallowable costs, decreased $0.7 million for the three months ended June 30, 2010 compared to June 30, 2009.

        Revenues and cost of revenues generated by our contract with the DOE to clean up the Atlas mill tailings near Moab, Utah increased $5.3 million and $5.0 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to increased shipments of uranium mill tailings. As a result, gross profit increased $0.3 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This contract receives American Recovery and Reinvestment Act ("ARRA") funding.

        Revenues and cost of revenues from our subsidiary, EnergySolutions Performance Strategies, formerly Parallax, increased $4.4 million and $3.8 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to additional ARRA funding received to support increased environmental remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during the three months ended June 30, 2010. As a result, gross profit increased $0.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

        Revenues and cost of revenues related to engineering and technology projects within Federal Services increased $4.4 million and $4.1 million, respectively, for the three months ended June 30, 2010 compared to June 30, 2009 primarily due to increased operations on two projects. These projects provide technical and testing support to the DOE Waste Treatment Plant in Richland WA. As a result, gross profit increased $0.3 million for the three months ended June 30, 2010 compared to June 30, 2009.

        These increases were offset, in part, by a collective decrease of revenues and gross profit of $0.4 million and $1.2 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the completion of contracts at the DOE Hanford site and our Savannah River site operations. We continue to generate revenue through our share of income in the Washington River Protection Solutions joint venture at the Hanford site and through work performed as subcontractor at the Savannah River site.

        Segment selling, general and administrative expenses in our Federal Services segment increased $0.8 million to $4.2 million for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009. The increase is primarily attributable to higher bid and proposal costs.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment increased $1.3 million and $0.9 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Gross profit increased $0.4 million and gross margin increased to 24.7% for the three months ended June 30, 2010 from 24.4% for the three months ended June 30, 2009 due primarily to the relative profitability of the major projects being performed in each period.

        Revenues and cost of revenues related to our large commercial engineering and technology waste design and fabrication projects increased $1.1 million and $0.5 million, respectively, due to increased support activities on new contracts for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a result, gross profit increased $0.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

        Revenues and cost of revenues from our commercial decommissioning services increased $1.5 million and $1.9 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to additional work on existing contracts and to new contracts. The $0.4 million decrease in gross profit is primarily due to increased waste volumes and additional costs incurred on the Federated Metals project which had been delayed due to adverse weather conditions.

        In addition, revenues and cost of revenues from our Cask leasing division increased $1.0 million and $0.4 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to higher demand and to higher margins on new contracts. As a result, gross profit increased $0.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

        These increases were offset, in part, by decreased revenues and gross profit of $3.3 million and $0.5 million, respectively, in our large components utility operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to substantial completion of work on our Duke McGuire and Fermi projects during the three months ended June 30, 2009. Cost of revenues related to our large component operation decreased $2.8 million for the three months ended June 30, 2010.

        Segment selling, general and administrative expenses in our Commercial Services segment remained steady at $1.9 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment increased $4.7 million and $7.7 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Gross profit decreased $3.0 million while gross margin decreased to 34.3% for the three months ended June 30, 2010 from 41.9% for the three months ended June 30, 2009 primarily due to decreased operations at our Bear Creek facility offset in part by increased volumes of waste processed at our Clive, Utah facility.

        Revenues at our Clive, Utah facility increased $3.9 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to higher volumes of waste receipts on DOE projects. Cost of revenues at our Clive facility increased $5.5 million due to increased rail transportation costs and mixed waste treatment costs incurred for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a result, gross profit decreased $1.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

        Revenues and cost of revenues related to our transportation services increased $1.9 million and $1.8 million, respectively, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to more shipments on major contracts. As a result, gross profit increased $0.1 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

        Revenues related to our manufacturing division increased $0.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to increased demand and new business received during the three months ended June 30, 2010. Cost of revenues related to our manufacturing division decreased $0.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to higher overhead cost recorded during the three months ended June 30, 2009 due to excess capacity; resulting in a disproportionate increase in gross profit of $1.2 million.

        These increases were offset, in part, by decreased revenues of $0.8 million for the three months ended June 30, 2010 compared to June 30, 2009, at our Bear Creek, Tennessee facility primarily due to higher billings for the three months ended June 30, 2009, driven by the 2008 backlog. Cost of revenue at our Bear Creek facility increased $1.2 million for the three months ended June 30, 2010 compared to June 30, 2009, primarily due to additional labor costs and outside contract costs related to development of new processing capabilities. As a result, gross profit decreased $2.0 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

        Segment selling, general and administrative expenses in our LP&D segment decreased $0.3 million to $1.9 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009. The decrease is mostly attributable to reduced labor costs.

International Segment

        Revenues in our International segment increased $0.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $8.3 million. However, this increase was offset by a $7.8 million decrease due to the decline in the pound sterling exchange rates during the three months ended June 30, 2010 compared to the same period in 2009. Of the $8.3 million increase in revenues, our revenues from the Magnox contracts increased $5.7 million primarily due to higher reimbursable contract cost base and increased revenues of $2.6 million related to our other U.K. operations.

        Cost of revenues in our International segment increased $0.9 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $8.4 million. However, this increase was offset by a $7.5 million decrease due to a decline in the pound sterling exchange rates during three months ended June 30, 2010 compared to the same period in 2009. Of the $8.4 million increase in cost of revenues, our cost of revenues from the Magnox contracts increased $8.2 million primarily due to increased subcontractor costs. In addition, cost of revenues related to our other U.K. operations increased $0.2 million.

        Gross profit in our International segment decreased $0.4 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $0.1 million. In addition, gross profit decreased $0.3 million due to an increase in pound sterling exchange rates during the three months ended June 30, 2010 compared to the same period in 2009. Gross profit margin in our International segment was 3.0% for the three months ended June 30, 2010 compared to 3.2% for the three months ended June 30, 2009.

        Segment selling, general and administrative expenses in our International segment increased $0.1 million for the three months ended June 30, 2010 as compared to 2009 due to higher bid and proposal expenses.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $0.2 million, or 1.3%, to $17.0 million for the three months ended June 30, 2010 from $17.2 million for the three months ended June 30, 2009. This decrease is primarily attributable to lower professional services fees.

Impairment of goodwill and other intangible assets

        In accordance with authoritative guidance for accounting of goodwill, the Company completed its annual goodwill impairment analysis. As a result of that analysis we recorded a non-cash goodwill impairment charge of $35.0 million during the three months ended June 30, 2010, to adjust the carrying value of the Federal Services reporting unit down to its estimated fair value. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted long-term growth rates than those projected in the prior year. There was no tax benefit associated with this impairment because the goodwill is not tax deductible.

        In conjunction with our annual goodwill impairment analysis, we determined that an indicator of impairment exists with regard to the technology intangible assets of our Federal Services reporting unit. We are currently performing an impairment test for those intangible assets, but because we are in the early stages of this analysis, we do not believe that it is currently possible to reasonably estimate the range of the potential impairment, if any. The book value of these technology intangible assets is $7.5 million as of June, 30, 2010.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $1.7 million, or 78%, to $3.9 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009. The increase is mostly attributable to an increase of $1.5 million from our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site in which we have a noncontrolling interest.

Interest expense

        Interest expense increased $2.4 million, or 32.0% to $9.9 million for the three months ended June 30, 2010 from $7.5 million for the three months ended June 30, 2009. The increase is primarily attributable to increased amortization of deferred financing fees, which increased due to a large payment on our loan term facility, and increased realized losses in the fair value of our interest rate collar for the three months ended June 30, 2010.

Other income (expense), net

        Other income (expense), net, increased $1.9 million to $1.2 million for the three months ended June 30, 2010 from a net expense of $0.7 million for the three months ended June 30, 2009. The increase is attributable to a $1.3 million increase in the fair value of our interest rate collar contract for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and a $0.8 million increase in interest income recorded for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, offset by a $0.2 million decrease in miscellaneous expenses.

Income taxes

        We recognized income tax of $2.1 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, based on an estimated annual effective tax rate on our consolidated operations of 24.6% and 30.0%, respectively, excluding the effect of goodwill impairment. There is no tax benefit associated with the goodwill impairment charge as the goodwill is not deductible for tax purposes. The decrease in the estimated annual effective tax rate is mostly due to the estimated effect of research and development credits in the U.K. During the three months ended June 30, 2010, we also recorded an increase in our valuation allowance related to deferred tax assets of a foreign subsidiary.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $40.9 million and $41.8 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Gross profit decreased $0.9 million while gross margin decreased to 8.9% for the six months ended June 30, 2010 from 12.1% for the six months ended June 30, 2009 primarily due to increased activity on lower margin contracts.

        Revenues and cost of revenues from our Isotek Systems joint venture increased $7.7 million and $7.2 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increased engineering activities related to the design of dryer systems necessary to process downblended materials. The Isotek contract allows for the reimbursement of costs plus a fee. Gross profit, representing the fee less unallowable costs, increased $0.5 million for the six months ended June 30, 2010 compared to June 30, 2009.

        Revenues and cost of revenues generated by our contract with the DOE to clean up the Atlas mill tailings near Moab, Utah increased $12.5 million and $11.9 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increased shipments of uranium mill tailings. As a result, gross profit increased $0.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

        Revenues and cost of revenues from our subsidiary, EnergySolutions Performance Strategies, formerly Parallax, increased $8.3 million and $6.9 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to additional ARRA funding received to support environmental remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio, during the six months ended June 30, 2010. As a result, gross profit increased $1.4 million for the six months ended June 30, 2010 compared to June 30, 2009.

        Revenues and cost of revenues for our Uranium Disposition Services, LLC ("UDS") joint venture increased $2.8 million and $2.2 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to substantial efforts to complete the operational readiness review phase of the project during the six months ended June 30, 2010. As a result, gross profit increased $0.6 million for the six months ended June 30, 2010 compared to June 30, 2009.

        Revenue and gross profit from our Salt Waste Processing facility contract increased $1.6 million and $0.7 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due to commencement of the construction phase at the facility during the six months ended June 30, 2010. Cost of revenues increased $0.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due to increased subcontractor labor and purchase of materials.

        Revenues and cost of revenues related to engineering and technology projects within Federal Services increased $3.5 million and $5.3 million, respectively, for the six months ended June 30, 2010 compared to June 30, 2009 primarily due to increased operations on two projects. These projects provide technical and testing support to the DOE Waste Treatment Plant in Richland WA. Gross profit decreased $1.8 million for the six months ended June 30, 2010 compared to June 30, 2009 primarily due to increased revenues recognized for the six months ended June 30, 2009 due to contract closeout activities in a major contract completed in December 2008.

        These increases were offset, in part, by a collective decrease of revenues and gross profit of $1.8 million and $1.9 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 related to two contracts at the DOE Hanford site and our Savannah River site operations contract due to completion of contracts at these sites. We continue to generate revenue through our share of income in the Washington River Protection Solutions joint venture at the Hanford site and through work performed as subcontractor at the Savannah River site.

        Segment selling, general and administrative expenses in our Federal Services segment increased $0.5 million to $7.2 million for the six months ended June 30, 2010 from $6.8 million for the six months ended June 30, 2009. The increase is primarily attributable to higher bid and proposal costs due to work on several contract proposals during the six months ended June 30, 2009.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment increased $0.7 million and $1.6 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Gross profit decreased $0.9 million while gross margin decreased to 21.3% for the six months ended June 30, 2010 from 23.6% for the six months ended June 30, 2009 due primarily to the relative profitability of the major projects being performed in each period.

        Revenues and gross profit in our spent fuel operations increased $1.7 million and $0.7 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to increased fuel pool and cleanup activities on a new contract. As a result, cost of revenues increased $1.0 million for the six months ended June 30, 2010 compared to June 30, 2009.

        Revenues and cost of revenues from our Cask leasing division increased $1.3 million and $0.5 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to higher demand and to higher margins on new contracts. As a result, gross profit increased $0.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

        Segment selling, general and administrative expenses in our Commercial Services segment remained steady at $3.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment increased $11.4 million and $16.4 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Gross profit decreased $5.0 million and gross margin decreased to 29.2% for the six months ended June 30, 2010 from 37.0% for the six months ended June 30, 2009 primarily due to decreased operations at our Bear Creek facility offset in part by increased volumes of waste processed at our Clive, Utah facility.

        Revenues and gross profit at our Clive, Utah facility increased $13.7 million and $2.7 million, respectively, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to higher volumes of waste receipts on DOE projects which are funded by the ARRA. Cost of revenues increased $11.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due to increased rail transportation costs and mixed waste treatment costs incurred for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

        Revenues related to our transportation services increased $3.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to increased shipping activity on major contracts. Cost of revenues related to our transportation services increased $3.7 million due to increased subcontractor costs required to support higher shipping activity and higher fuel surcharges. As a result, gross profit decreased $0.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

        Revenues and costs of revenues related to our manufacturing division increased $1.0 million and $0.5 million, respectively, for the six months ended June 30, 2010 compared to the six months ended

June 30, 2009 due to increased demand and new business received during the six months ended June 30, 2010. As a result, gross profit increased $0.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

        These increases were offset, in part, by decreased revenues of $5.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 at our Bear Creek, Tennessee facility due to a temporary suspension of operations as a result of an overhead crane failure and an associated employee injury that occurred in February 2010 at the facility. Cost of revenues increased $1.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to higher labor and subcontractor costs related to the development of new processing capabilities and additional costs incurred to investigate the February accident and to develop a remediation plan. As a result, gross profit decreased $7.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

        Segment selling, general and administrative expenses in our LP&D segment decreased $0.4 million to $4.0 million for the six months ended June 30, 2010 from $4.4 million for the six months ended June 30, 2009. The decrease is mostly attributable to reduced labor costs, insurance expense, taxes and costs related to business development activities.

International Segment

        Revenues in our International segment increased $20.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $2.6 million mostly due to increased reimbursable contract cost base on our Magnox contracts. In addition, revenues increased $18.0 million due to an increase in the pound sterling exchange rates during the six months ended June 30, 2010 compared to the same period in 2009.

        Cost of revenues in our International segment increased $23.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $7.2 million. In addition, cost of revenues increased $16.2 million due to increase in the pound sterling exchange rates during the six months ended June 30, 2010 compared to the same period in 2009. Of the $7.2 million increase in cost of revenues, our cost of revenues related to the Magnox contracts increased $4.5 million primarily due to higher labor and subcontractor costs. In addition, cost of revenues related to our other U.K operations increased $2.7 million.

        Gross profit in our International segment decreased $2.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $4.5 million. However, this decrease was offset by a $1.7 million increase due to an increase in pound sterling exchange rates during the six months ended June 30, 2010 compared to the same period in 2009. Gross profit margin in our International segment was 5.0% for the six months ended June 30, 2010 compared to 5.7% for the six months ended June 30, 2009. The decrease in gross profit margin is due to lower efficiency fees recognized from our Magnox contracts with the NDA for the six months ended June 30, 2010.

        Segment selling, general and administrative expenses in our International segment decreased $0.8 million for the six months ended June 30, 2010 compared to the three months ended June 30, 2009 due to decreased bid and proposal expenses relating to potential contracts in the UK.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $1.3 million, or 3.6%, to $35.1 million for the six months ended June 30, 2010 from $36.4 million for the six months ended June 30, 2009. This decrease is primarily attributable to decreased marketing and advertising expenses related to a television advertising campaign run during the first quarter of 2009 in Utah and decreased legal fees primarily related to our declaratory judgment action with the Northwest Compact which began in 2009.

Impairment of goodwill and other intangible assets

        In accordance with authoritative guidance for accounting of goodwill, the Company completed its annual goodwill impairment analysis. As a result of that analysis we recorded a non-cash goodwill impairment charge of $35.0 million during the three months ended June 30, 2010, to adjust the carrying value of the Federal Services reporting unit down to its estimated fair value. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted long-term growth rates than those projected in the prior year. There was no tax benefit associated with this impairment because the goodwill is not tax deductible.

        In conjunction with our annual goodwill impairment analysis, we determined that an indicator of impairment exists with regard to the technology intangible assets of our Federal Services reporting unit. We are currently performing an impairment test for those intangible assets, but because we are in the early stages of this analysis, we do not believe that is currently possible to reasonably estimate the range of the potential impairment, if any. The book value of these technology intangible assets is $7.5 million as of June, 30, 2010.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $3.1 million, or 98.8%, to $6.2 million for the six months ended June 30, 2010 from $3.1 million for the six months ended June 30, 2009. The increase is mostly attributable to an increase of $2.3 million from our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site and a $1.0 million increase from our proportional share of income from our Parallax joint venture, in which we have a noncontrolling interest.

Interest expense

        Interest expense increased $3.1 million, or 20.2%, to $18.5 million for the six months ended June 30, 2010 from $15.4 million for the six months ended June 30, 2009. The increase is primarily attributable to increased amortization of deferred financing fees and increased realized losses in the fair value of our interest rate collar for the six months ended June 30, 2010.

Other income (expense), net

        Other income (expense), net, increased $1.9 million to $1.0 million for the six months ended June 30, 2010 from a net expense of $0.9 million for the six months ended June 30, 2009. The increase is attributable to a $2.1 million increase in the fair value of our interest rate collar contract for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, offset by a $0.2 million decrease in fair value of our foreign currency derivative contracts for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Income taxes

        We recognized income tax expense of $4.0 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively, based on an estimated annual effective tax rate on our consolidated operations of 24.6% and 30.0%, respectively, excluding the effect of goodwill impairment. There is no tax benefit associated with the goodwill impairment charge as the goodwill is not deductible for tax purposes. The decrease in the estimated annual effective tax rate is mostly due to the effect of research and development credits in the U.K. During the six months ended June 30, 2010, we also recorded an increase in our valuation allowance related to deferred tax assets of a foreign subsidiary.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of June 30, 2010, our principal sources of liquidity consisted of $33.7 million of cash and cash equivalents and $24.0 million of availability under the $75.0 million revolving portion of our credit facilities, which is net of $14.0 million of outstanding letters of credit and $37.0 million of outstanding borrowings. We also have a synthetic letter of credit facility of $100.0 million, all of which was outstanding as of June 30, 2010.

        During the six months ended June 30, 2010, our cash and cash equivalents increased $17.8 million, to $33.7 million. This compares to an increase in cash and cash equivalents of $1.4 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we had net cash inflows from operating activities of $21.9 million. Cash from operating activities for the six months ended June 30, 2010 included net losses of $22.7 million and significant non-cash expenses including impairment of goodwill of $35.0 million, depreciation and amortization expense of $23.4 million and equity-based compensation expense of $5.1 million. Cash from operating activities was also provided from increased accrued liabilities of $29.9 million and increased unearned revenues of $7.8 million. The increase in accrued liabilities is primarily due to timing of payments to vendors of Magnox contracts in the U.K. Cash from operating activities was used by an increase in accounts receivable of $40.8 million and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $11.3 million primarily due to timing of billings on projects.

        During the six months ended June 30, 2010, we had net cash outflows from investing activities of $6.6 million, primarily related to capitalizable software implementation costs and purchase of equipment for the operations at our Clive facility. Our cash outflows from our financing activities were $1.4 million, primarily related to repayment of long-term debt, payment of stockholder dividends, payments of debt financing fees and realized losses on settlement of our interest rate derivative contract. These outflows were offset, in part, by borrowings from our revolving credit facility.

        Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt and for capital expenditures. We also expect to use cash flow from operations to pay quarterly dividends. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. To the extent we maintain an annual dividend of $0.10 per share, our annual cash requirements for this dividend would be $8.9 million, based on the number of shares currently outstanding. We believe that our cash flow from operations, available cash and cash equivalents and available borrowings under the revolving portion of our credit facilities will be sufficient to meet our future liquidity needs, including the payment of such dividend, through at least the next twelve months.

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

        In July, 2010 we announced our intent to refinance our existing credit facilities with borrowings under a new senior credit facility and the proceeds of an offering of $300 million in aggregate principal amount of senior unsecured notes due 2018. The new senior secured facility will include a term loan and a revolving credit facility. A portion of the proceeds of the term loan will be held in a restricted cash account to provide for cash-collateralized letters of credit. The refinancing and offering are subject to market and other conditions, and there can be no assurances that these transactions will be consummated. If this refinancing is completed, the company will write-off approximately $19.0 million of unamortized debt financing fees related to its existing credit facilities during the quarter ended September 30, 2010.

Capital Expenditures

        We had capital expenditures of $6.0 million and $8.2 million in six months ended June 30, 2010 and 2009, respectively. The $2.2 million decrease is mostly attributable to decreased purchases of equipment for the Atlas mill tailings contract than for the six months ended June 30, 2009, offset by purchases of equipment at our Clive facility and capitalizable software implementation costs for the three months ended June 30, 2010. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

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

        The January 14, 2010 amendment permits us to obtain credit support in an aggregate amount of up to $200.0 million in connection with our agreement with Exelon Generation Company LLC (the "Exelon Agreement") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Such credit support may take the form of (i) incremental commitments under the Amended ES Credit Agreement with respect to a letter of credit facility (the "Zion Letter of Credit Facility") and/or (ii) a letter of credit, performance or fidelity bond or related obligation by a third party support provider (the "Zion Credit Support Obligation"). Each of the Zion Letter of Credit Facility and Zion Credit Support Obligation would be secured pari passu on the same collateral securing the obligations under the Credit Agreements and would mature up to one year after its establishment (with two one-year auto-renewal extension provisions) or, if earlier, the term loan maturity date. The Credit Agreements also include additional loan covenants and exceptions related to the Zion Station decommissioning and decontamination project.

        Our credit facilities consist of a $75.0 million revolving credit facility, of which $37.0 million was outstanding as of June 30, 2010, and which matures on June 7, 2011, term-loan facilities totaling $770.0 million, of which $494.8 million was outstanding as of June 30, 2010 and which mature on June 7, 2013, and synthetic letter of credit facilities totaling $100.0 million, which expire on June 7, 2013. The revolving credit facility includes a sublimit of $60.0 million for letters of credit of which

$14.0 million in letters of credit were issued as of June 30, 2010. The synthetic letter of credit facilities had $100.0 million issued as of June 30, 2010.

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

        Borrowings under our credit facilities bear interest at variable rates. As of June 30, 2010 and December 31, 2009, the interest rate of borrowings under our term-loan facilities was 4.10% and 4.01%, respectively.

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

        We are generally also required to prepay borrowings under the credit facilities with (1) 100% of the net proceeds we receive from non-ordinary course asset sales or as a result of a casualty or condemnation, subject to reinvestment provisions, (2) 100% of the net proceeds we receive from the issuance of unsecured debt obligations other than specified debt obligations (or if our total leverage ratio is less than 2.0 to 1.0, then 50% of net proceeds is applied) and (3) the excess, if any, of 50% (or, if our leverage ratio is less than 3.0 and greater than 1.0, 25%) of excess cash flow (as defined in the credit agreements) reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal quarter. Under the credit facilities, we are not required to prepay borrowings with excess cash flow if our leverage ratio is less than or equal to 1.0. As of June 30, 2010, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $14.6 million due within the next 12 months.

        As amended, the credit facilities also require us to maintain certain financial ratios, including a maximum total leverage ratio (based upon the ratio of total consolidated indebtedness to consolidated operating cash flow), a maximum first-lien leverage ratio (based upon the ratio of first-lien indebtedness to consolidated operating cash flow) and a minimum cash interest coverage ratio (based upon the ratio of consolidated operating cash flow to consolidated cash interest expense), which are tested quarterly. Based on the revised formulas set forth in the Amended Credit Agreements, we are required to maintain a maximum total leverage ratio of 4.0 from the quarter ending March 31, 2010 through the quarter ending December 31, 2010 and 3.5 from the quarter ending March 31, 2011 until maturity. We are required to maintain a maximum first-lien leverage ratio of 3.5 for the quarters ending March 31, 2010 through December 31, 2010, 3.25 for the quarter ending March 31, 2011 and 3.0 for quarters ending June 30, 2011 through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 3.0 from the quarter ending March 31, 2010 through the maturity date. Failure to comply with these financial ratio covenants would result in a default under our credit facilities and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under our credit facilities and permit the lenders to accelerate all outstanding borrowings under the credit facilities. As of June 30, 2010, our total leverage, first-lien leverage and cash interest coverage ratios were 3.43, 3.43 and 5.80, respectively.

        The credit facilities also contain a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the credit facilities, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The credit facilities contain events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the credit facilities. Capital expenditures for the six months ended June 30, 2010 were $6.0 million. As of June 30, 2010, we were in compliance with all of the covenants under our credit agreements.

        On July 12, 2010, we amended our existing credit facilities in advance of the completion of our financial statement close process to ensure that we remain in compliance with the financial covenants, as defined in the credit facilities. Pursuant to the amendment, the lenders agreed that the requirement not to exceed a maximum first lien leverage ratio, as defined in the credit facilities, would not apply for the quarter ended June 30, 2010. Our interest rate on the credit facilities is comprised of a base rate plus a margin. As a result of the amendment, the interest rates of the credit facilities have been amended to establish a minimum base rate of 3.25% and a minimum LIBOR of 1.75%. In addition, the margins applicable to loans under each credit facility will be higher by 0.5% to 1.25% and will be based on a leverage ratio (as defined in the credit facilities) and the applicable long-term credit or corporate family rating assigned to us by rating agencies. As of June 30, 2010, we were in compliance with all of the covenants under our credit agreements, though there is a risk that we will not be in compliance with our covenants in future periods.

        During the six months ended June 30, 2010 and 2009, we made principal repayments totaling $24.3 million and $11.7 million, respectively. During the six months ended June 30, 2010 and 2009, we made cash interest payments of $14.7 million and $13.7 million, respectively. In addition, during the six months ended June 30, 2010 we paid fees of approximately $2.5 million to the lenders to obtain the Amended Credit Agreements, which are being amortized over the remaining term of the credit facilities. We also paid fees of approximately $2.2 million to the lenders in conjunction with the July 2010 amendment, which will be amortized over the remaining term of the credit facilities beginning in the quarter ending September 30, 2010.

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

        Prior to our announcement to defer the transfer of the Zion Station assets, we had anticipated that the closing of this transaction would occur in late third quarter or during the fourth quarter of 2008. Accordingly, we hired employees, entered into subcontracts and performed services for Exelon under a planning contract. Invoicing for some of these services provided is subject to the closing of the transaction. As of June 30, 2010 and December 31, 2009, we have incurred costs of $18.3 million and $14.8 million, respectively, which have been deferred until the closing of the transaction. Since we believe that it is probable that we will close or be granted an extension to close this transaction before the NRC order expires on November 4, 2010, we will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

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

Off Balance Sheet Arrangements

        We have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures as of June 30, 2010.

        As of June 30, 2010, we had outstanding floating-rate term loans of $494.8 million. Under our credit facilities, we are required to maintain one or more derivative agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. Accordingly, we entered into a collar agreement effective December 18, 2008. As of June 30, 2010, the collar agreement had a notional amount of $200.0 million and a fair value liability of approximately $0.8 million.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of June 30, 2010, we had $100.0 million in letters of credit issued under our synthetic letters of credit facilities and $14.0 million in letters of credit issued under our revolving credit facilities. As of June 30, 2010, we had $2.9 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of June 30, 2010, the closure and post-closure state regulatory requirements for our facilities were $141.7 million, which amount is not determined on the same basis as the asset retirement obligation, or ARO, calculated under authoritative accounting guidance for Asset Retirement Obligations.

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

        In accordance with authoritative guidance, the Company assesses annually the carrying value of its reporting units' goodwill for impairment as of the first day of the second quarter of each fiscal year, or more frequently if events occur or circumstances change that would more likely than not reduce our reporting unit fair value below its book value. Based on the goodwill impairment analysis performed as of the beginning of the second quarter of 2010, Step 1 of our impairment test, which included the use of a discounted cash flow model, indicated potential impairment of our Federal Services reporting unit. Therefore, we completed Step 2, which included an assessment of fair value of the assets and liabilities of the reporting unit. Based on this analysis, we concluded that the goodwill within our Federal Services reporting unit was impaired and recorded a non-cash goodwill impairment charge of $35.0 million in the second quarter. An evaluation of potential impairment of certain intangible assets recorded in the Federal Services reporting unit is ongoing; therefore, due to the nature of Step 2 analysis, the goodwill impairment calculation is preliminary. There was no tax benefit associated with this impairment charge as the goodwill was not deductible for tax purposes. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth rates than those projected in the prior year. The impairment charge did not impact our cash position, operating cash flow or debt covenants.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of June 30, 2010, we had outstanding floating-rate long-term debt of $531.8 million, of which $51.6 million is currently due within the next year. Under our credit facilities, we are required to maintain one or more derivative agreements for the aggregate notional amount of at least 33% of the outstanding aggregate principal amount of the term loans. As of June 30, 2010, our collar agreement had a notional amount of $200.0 million and a fair value liability of approximately $0.8 million.

        A hypothetical interest rate change of 1% on our credit facilities would have changed interest expense for the six months ended June 30, 2010 by approximately $5.3 million. In addition, a hypothetical interest rate change of 1% on our collar agreement would have changed the fair value of the interest rate collar at June 30, 2010 by approximately $0.4 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of June 30, 2010 we had outstanding term loans with carrying amounts of $494.8 million with an approximate fair value of $478.7 million plus $37.0 million of outstanding borrowings from our revolving credit facility.

        We have foreign currency exposure related to our operations in the United Kingdom as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2010, would cause a change in consolidated net assets of approximately $15.0 million and a change in gross profit of approximately $2.3 million, primarily due to pound sterling- denominated exposures.

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

Changes in Internal Control Over Financial Reporting

        During the first quarter of 2010 we implemented an enterprise resource planning ("ERP") system in our United States operations. Throughout the ERP system stabilization period, which we expect to last the remainder of the year, we will continue to improve and enhance our system of internal control over financial reporting. Our current system of internal control over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

 PART II

Item 1.    Legal Proceedings.

        On February 23, 2010, we executed a framework agreement with Sogin, SpA ("Sogin"), the Italian state-owned utility company, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. In connection with this work, we had previously applied to the NRC to import material from Italy, to process it at our facility in Tennessee, dispose of the residual material at our Clive facility in Utah, and to export to Italy any material that could not be disposed of at Clive. We believe that our import and export license applications were consistent with all applicable laws and regulations and with past practices. Although the Italian material to be processed (metals, paper and clothing) is the same type of material that we routinely process for our domestic nuclear industry customers, our proposal to import this material from Italy generated local and national expressions of opposition. We recently made arrangements to return any of the residual waste material for disposal in Italy. Accordingly, we recently withdrew our request to the NRC for the import and export licenses and plan to submit new license applications to perform this work.

        The NRC has issued numerous licenses over the past 10 years allowing the importation of LLRW to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive Facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom. Although the States of Tennessee and Utah confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those states, the then-Governor of Utah announced on April 23, 2008 that Utah would vote against any proposal that would allow us to receive international waste at our Clive facility at the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the "Northwest Compact").

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

        The State of Utah and the Rocky Mountain Interstate Compact on Low-level Radioactive Waste intervened as defendants in the Declaratory Judgment Action. At the May 8, 2008 meeting, the representatives of the eight member States of the Northwest Compact unanimously adopted a clarifying resolution proposed by the Utah committee member, clarifying that the Northwest Compact has never adopted a resolution permitting us to receive international waste at our Clive facility.

        On October 6, 2008, the NRC ordered the proceeding on our pending import and export license applications held in abeyance until the Declaratory Judgment Action has been resolved by the Courts. On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the "District Court Order") finding that the Northwest Compact has no authority over, and therefore cannot restrict the flow of out-of-region waste to, our facility in Clive, Utah. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in our favor on June 17, 2009. The defendants in the Declaratory Judgment Action have appealed the judgment to the United States Circuit Court of Appeals for the 10th Circuit. This appeal has been briefed and argued, but the court has yet to rule on the appeal.

        On July 23, 2010, we withdrew our applications to the NRC for the import and export licenses, and requested that the NRC dismiss the pending proceeding. We plan to submit new license applications that would provide that any residual waste material produced from the processing of Italian material would be returned to Italy and would not be disposed of in the United States.

        We will continue to vigorously prosecute the Declaratory Judgment Action. We believe that it is possible that we may receive authorization, prior to the resolution of the appellate process, to import and process the radioactive materials contemplated by the Italian initiative in view of our intent to export the residual material to Italy. However, the pending litigation in the federal courts or a new proceeding before the NRC could delay our receipt of the required import and export licenses.

        On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees' Retirement System vs. EnergySolutions, Inc. et al., was filed in the United States District Court for the Southern District of New York (the "Court"), Civil Number 09 CV 8633, and on October 12, 2009 a second complaint was filed in the same court captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil Number 09 CV 8648 (the "Related Actions"). On February 18, 2010 the Court consolidated the Related Actions and appointed the lead plaintiff. On April 20, 2010 the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., current and prior directors, certain officers, the lead underwriters in our initial public offering ("IPO") in November 2007 and the secondary offering in July 2008 (the "July 2008 Offering") and ENV Holdings, LLC, our former parent. The plaintiffs allege that the registration statements and prospectuses for the IPO and the July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein regarding the potential size of the nuclear services market, our ability to take advantage of opportunities in that market in the near term, the status and prospects of our rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, the status and prospects of our license stewardship initiative, and other matters. The complaints seek to include all purchasers of our common stock from November 14, 2007 through October 14, 2008 as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 Offering, and such other relief as the court may find just and proper. On June 18, 2010, the defendants filed their motion to dismiss.

        We believe the facts and legal claims alleged in the complaints are without merit and intend to vigorously defend the litigation.

Item 1A.    Risk Factors.

        Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained or incorporated by reference in this report before deciding whether to purchase our common stock. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect your investment in our common stock. If any of those risks actually occur, our business, financial condition and results of operations could suffer and the value of our common stock could be adversely affected. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

We and our customers operate in a highly regulated industry that requires us and them to obtain, and to comply with, national, state and local government permits and approvals.

        We and our customers operate in a highly regulated environment that requires that we obtain, and comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized for various reasons, including:

  •
  failure to provide adequate financial assurance for decommissioning or closure;

  •
  failure to comply with environmental and safety laws and regulations or permit conditions;

  •
  local community, political or other opposition;

  •
  executive action; and

  •
  legislative action.

        In addition, if new environmental legislation or regulations are enacted or existing laws or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Changes in requirements imposed by these incremental permits or approvals may lead us to incur additional expenses.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us.

        We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the former governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility, and the Utah Board of Radiation Control has in effect placed a temporary moratorium on disposal of depleted uranium at our Clive facility. Depleted uranium is Class A waste that has previously been disposed at our Clive facility. The NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, in its April 2010 meeting the Utah Board of Radiation Control approved its own rule that, if not challenged or if unsuccessfully challenged, would require a performance assessment prior to disposal of significant quantities of depleted uranium at our Clive facility. Preparation of the site-specific analysis, a performance assessment or other restrictions could result in a delay or changes in how we dispose depleted uranium at our Clive facility, which could adversely affect our business. If any regulatory, environmental or legislative efforts to limit or delay our operations at our current or future facilities were successful, then our business would be adversely affected.

        Opposition by third parties can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. Adverse public reaction to developments in the use of nuclear power or the disposal of radioactive materials could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more, contributing to the result that no new reactor in the United States has been ordered since the 1970s. Adverse public reaction and the perceived risks associated with nuclear power and radioactive material also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

        In addition, we may seek to address public and political opposition to our business activities through voluntary limitations on our operations. These actions, however, divert time and resources away from our core business operations and strategies and may not achieve the results we desire. For example, as part of our response to public statements made by public interest groups and the former governor of Utah regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility, we voluntarily agreed with the former governor to withdraw a request for a license amendment to increase our capacity at our Clive facility in exchange for an agreed upon volume for the facility.

We are subject to liability under environmental laws and regulations.

        We are subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges into air and water, the handling, storage and disposal of hazardous or radioactive materials and wastes, the remediation of contamination associated with releases of hazardous substances and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Our projects often involve highly regulated materials, including hazardous and radioactive materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and licenses and comply with various other requirements. Fees associated with such environmental permits and licenses can be significant. In addition, the improper characterization, handling, testing, transportation or disposal of regulated materials or any other failure to comply with these environmental, health and safety laws, regulations, permits or licenses may result in fines or penalties from time to time and could subject us and our management to civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our operations. These laws and regulations may also become more stringent, or be more stringently enforced, in the future.

        Various national, state and local environmental laws and regulations, as well as common law, may impose liability for property damage, costs of investigation and clean-up of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management, environmental remediation or nuclear D&D activities. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws can be joint and several, meaning liability for the entire cost of clean-up can be imposed upon any responsible party. We have potential liabilities associated with our past radioactive materials management activities and with our current and prior ownership of various properties. The discovery of additional contaminants or the imposition of unforeseen clean-up obligations at these or other sites could have an adverse effect on our results of operations and financial condition.

        When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers and third parties as a result of such exposures. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. Although to date we have been able to obtain liability insurance for the operation of our business other than circumstances where insurance is not available or we have determined it is not cost effective, there can be no assurance that our existing liability insurance is adequate or that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim at our Clive facility or any of our other facilities, if successful and of sufficient magnitude could have a material adverse effect on our results of operations and financial condition.

Changes in existing environmental, tax and other laws, regulations and programs could harm our business.

        A significant amount of our business of processing and disposing of radioactive materials derives directly or indirectly from existing national and state laws, regulations and programs related to pollution and environmental protection. National, state and local environmental legislation and regulations require substantial expenditures to ensure compliance and impose liabilities for noncompliance. Accordingly, a real or perceived relaxation or repeal of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of these programs, could result in a material decline in demand for the nuclear services that we provide. The ultimate impact of any changes will depend upon a number of factors, including the overall strength of the economy and the industry's views on the cost-effectiveness of remedies available under the changed laws and regulations.

Our operations are subject to taxation by federal, state, local and other governmental entities.

        We currently benefit from net operating loss carryforwards and research and development credits to reduce our overall tax rate. The expiration of the net operating loss carryforwards, our inability to qualify for future tax credits or changes in governing rules and regulations could result in a material increase in our taxes and an increase in our effective tax rate. We may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations.

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

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the United States. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, or changes in the interpretation of those regulations can affect our ability to operate the facility.

        The governor of Utah recently announced he had reached an agreement with the DOE not to ship any additional depleted uranium from the Savannah River site to the Clive facility until site-specific assessment of the Clive facility can be completed. These and other actions by states or the federal government may affect the operation, capacity, expansion or extension of the Clive facility. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington and Wyoming and was created pursuant to a federal statute that enables states to enter into interstate compacts for the purpose of managing LLRW, has asserted that it has authority over our Clive facility. Any of the foregoing actions may hinder, delay or stop shipments to the facility, which could impair our ability to execute disposal projects and significantly reduce future revenues.

        We believe that we have sufficient capacity for approximately 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a pending license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal by up to 95 million cubic feet to approximately 145 million cubic feet. Our projected capacity to dispose of Class A LLRW would be materially reduced if we were unable to obtain the license amendment or if material modifications are required to obtain the license amendment. There can be no assurance that we will be able to obtain the needed license amendment, particularly given the politically sensitive nature of our business as described above. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected.

        Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business, and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly.

        Our quarterly operating results may fluctuate significantly because of a number of factors, many of which are outside our control, including:

  •
  the seasonality of our contracts, the spending cycle of our government customers and the spending patterns of our commercial customers;

  •
  the large size and irregular timing of payments under our international contracts;

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

  •
  staff levels and utilization rates;

  •
  competitive factors in our industry; and

  •
  general economic or political conditions.

        Fluctuations in quarterly results, lower than anticipated revenues or our failure to meet financial guidance or published analysts' forecasts, could have a negative effect on the price of our common stock.

Our international operations involve risks that could have a material adverse effect on our results of operations.

        For the six months ended June 30, 2010, we derived 60.8% and 27.7% of our revenues and segment operating income, respectively, and for the six months ended June 30, 2009, we derived 63.8% and 27.2% of our revenues and segment operating income, respectively, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues and operating income. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

  •
  recessions or inflationary trends in foreign economies and the impact on government funding and our costs of doing business in those countries;

  •
  the expansion of our business and operations in the China, including challenges of protecting our intellectual property and political risks of operating in China;

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

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenues in the International segment (which is our largest segment based on 2009 revenues). For the six months ended June 30, 2010 and 2009, respectively, 60.8% and 64.0% of our revenues were from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the six months ended June 30, 2010 and 2009, respectively, 16.9% and 13.8% of our revenues were from contracts funded by the DOE. Our business strategy and hence profitability and operations rely on our ownership of disposal facilities, including in particular our Clive facility. A significant amount of our revenues are derived from large one-time projects. All of the foregoing subjects us to the risk that the termination or expiration of a significant contract, the loss of a significant customer, the loss of a strategic asset or the lack of new job awards could have a materially adverse effect on our business, and we may be particularly sensitive to significant fluctuations in our revenues, liquidity and profitability as a result. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have a materially adverse effect on our business and results of operations.

We may fail to win re-bids in the United Kingdom for the Magnox North and Magnox South decommissioning contracts currently held by our subsidiary EnergySolutions EU Limited.

        The NDA contracts (the "Magnox Contracts") held by EnergySolutions EU Limited through its subsidiaries, Magnox North Limited and Magnox South Limited, in relation to the Magnox North sites and the Magnox South sites (the "Magnox Sites") currently extend through March 31, 2012 at which point the NDA has the ability to exercise its discretion and extend the contracts for a period that we believe will be 12 months. During the contract year ended March 31, 2010, we recognized revenues of $1.0 billion from these contracts. For the six months ended June 30, 2010 and 2009, 60.8% and 64.0%, respectively, of our revenues were from the Magnox Contracts. Based on the NDA's announced bid schedule, we currently expect these contracts to be awarded in late 2012 for a term beginning in April 2013. If the Magnox Contracts or other material contracts which we have been awarded are re-bid, we expect the competition to be intense, and our failure to win the re-bid would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner could reduce the profits accruing to us from these contracts.

Our life-of-plant contracts may not remain in effect through a nuclear power plant's decontamination and decommissioning or may subject us to additional liabilities.

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

We may not be successful in winning new business from our government and commercial customers.

        We must be successful in winning new business from our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be significantly influenced by the size and timing of a single material contract.

        Large government contracts become available for bidding only infrequently. Our business strategy includes bidding on government contracts, including as a lead prime contractor or in a consortium. We expect to bid on a significant portion of the approximately $20.4 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional nuclear services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

Investor lawsuits could adversely affect our business and financial position.

        Two purported class-action lawsuits were filed against us in October 2009. In February 2010, the lawsuits were consolidated and a lead plaintiff was named. The lawsuit names EnergySolutions, our current and prior directors, certain of our officers, the lead underwriters in our initial public offering and the July 2008 registered public offering, and ENV Holdings LLC, our former parent, as defendants. The lawsuit alleges that the registration statements and prospectuses for the two offerings contained inaccurate statements of material facts and omitted material information required to be disclosed therein. The lawsuit seeks to certify a class consisting of all purchasers of our stock from November 14, 2007 through October 14, 2008. Our stock price varied from approximately $27.85 to $5.64 during that period. There may be additional similar lawsuits filed in the future.

        Under our organizational documents and contractual agreements, we have indemnification obligations to all of the named defendants. While we currently believe that our interests and defenses in the lawsuit are similar to those of the other parties who have also been named as defendants in the lawsuit, the interests and defenses of the other defendants could be different or diverge from ours in the future.

        If plaintiffs are successful in certifying a class and establishing the allegations in the lawsuit, damages could be significant, and our financial condition and liquidity could be materially adversely affected. Although we believe that the lawsuit is without merit and intend to vigorously defend it, there can be no assurance that we will prevail. An unfavorable resolution of this lawsuit will result in substantial cost to us, and even if we are successful in defending against the allegations of the lawsuit, we may incur significant costs for legal fees and our indemnification obligations to other named defendants. We may also incur increased costs for renewal of our directors' and officers' liability insurance. In addition, defense of the lawsuit will involve the commitment of significant company resources and may demand the time and attention of our employees, officers and directors, particularly those who are personally named, to the detriment of our business operations.

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

We may incur substantial costs and liabilities due to our operation of, or potential accidents at, nuclear power generating facilities.

        Under the Magnox Contracts, we manage 22 nuclear reactors, four of which are currently operating, for the NDA. The management and operation of such facilities subjects us to various risks including, among other things, the potential harmful effects on the environment and human health resulting from the operation of nuclear reactors and related facilities and the storage, handling and disposal of radioactive materials and limitations on the amounts of types of insurance commercially available to cover losses that might arise in connection with operating nuclear reactors and related facilities.

        We are required to meet licensing and safety-related requirements imposed by the NDA and other regulatory agencies in the United Kingdom. In the event of non-compliance, the NDA or other regulatory agencies may increase regulatory oversight, impose fines, and/or shut down a facility, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by regulatory agencies could necessitate substantial capital and other expenditures, as well as assessments against us to cover third-party losses.

        If a nuclear incident were to occur at one of the nuclear facilities operated by us, there could be environmental, health and public safety consequences. In addition, such an incident could result in liabilities in excess of our insurance coverage or our ability to pay. Furthermore, a nuclear incident could lead to the termination of our position as the operator of that facility and/or other nuclear facilities and potentially impact other segments of our business.

The elimination of or any modification of the Price-Anderson Act's indemnification authority, which is applicable to certain of our operations, could harm our business.

        The U.S. Atomic Energy Act of 1954, as amended (the "AEA"), comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, provides for broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract for a licensed power plant or under a DOE prime contractor transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005. The Price-Anderson Act's indemnification provisions generally do not apply to our processing and disposal facilities, and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could incur substantial losses, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, we may not be able to obtain commercially adequate insurance on a cost effective basis, or at all, and our business could be adversely affected if the owners and operators of new facilities elect not to retain our services.

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

  •
  a reduction in demand for nuclear generating capacity;

  •
  civic opposition to or changes in government policies regarding nuclear operations;

  •
  disruptions in the nuclear fuel cycle, such as insufficient uranium supply or conversion; or

  •
  accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials.

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

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 substantially increased during 2008 and continued throughout 2009 and into 2010. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a depressed real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, low business and consumer confidence and high unemployment, have extended the economic downturn.

        During economic downturns, the ability of private and government entities to make expenditures on nuclear services is likely to be curtailed. Our Commercial Services customers have reduced their spending on nuclear services during the recent downturn, and despite the recent signs of recovery in equity markets, they have not increased their spending to levels prior to the downturn. In particular, our operations depend, in part, upon government funding, and especially upon funding levels at the NDA and DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox Contract funding for the 2009/2010 contract year increased over the 2008/2009 contract year, the NDA has indicated that the Magnox Sites may receive reduced funding allocations in the future as the NDA directs funds to meet the funding requirements of other "high hazard" sites that are perceived to pose a greater degree of risk.

        In addition, if Congress does not pass annual appropriations bills in a timely fashion, it may delay spending on new government contracts. Any reduction in the level of government funding, particularly at the DOE, may result in, among other things, a reduction in the cleanup and waste handling projects put out for bid by the government or the curtailment of existing government waste disposal programs, either of which may result in a reduction in the number of contract award opportunities available to us, a reduction of waste shipment and disposal activities from DOE sites, and an increase in our costs of obtaining a contract award or providing services under the contract.

        In addition, market conditions have exerted downward pressure on the price of our common stock, which could limit our ability to raise capital, if necessary, through borrowings or the issuance of additional securities. A protracted economic downturn could exacerbate these adverse conditions. Although numerous governments have taken steps to mitigate the disruption to financial markets, there can be no assurances that government responses will restore consumer confidence in the foreseeable future.

        The current state of the financial markets could also exert pressure on our customers and could limit their ability to secure working capital. This may impact their liquidity and their ability to make timely payments of their invoices to us. The inability of our customers to make timely payments of our invoices may negatively impact our operating results and cash flows.

As a government contractor, we are subject to extensive regulation, and contractual and other requirements relating to the formation, administration and performance of contracts, and our failure to comply with applicable regulations and requirements could subject us to penalties that may restrict our ability to conduct our business.

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

        Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. Some of our projects receive funding under the federal American Recovery and Reinvestment Act or similar federal and state programs designed to provide financial assistance to create jobs, improve energy efficiency, encourage the development of renewable energy, and meet critical infrastructure needs. The receipt of these funds subjects us to additional regulatory oversight and reporting requirements, which impose additional administrative burdens and costs on our business. Failure to comply with applicable regulations, requirements or statutes could disqualify us from receiving recovery funding, result in the termination or suspension of our existing government contracts, impose fines or other penalties on us, or result in our suspension or debarment from government contracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our government contracting or the receipt of recovery funding, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

Our commercial customers may decide to store radioactive materials on-site rather than contract with us to transport, process and dispose of their radioactive materials.

        Our LP&D segment's results of operations may be affected by the decisions of our commercial customers to store radioactive materials on-site, rather than contract with us to transport, process and dispose of their radioactive materials. There has been little regulatory, political or economic pressure for commercial utilities and power companies to dispose of radioactive materials at off-site facilities. Some of these commercial entities have the ability to store radioactive materials generated by their operations on-site, instead of contracting with an outside service provider to transport, process and dispose of the radioactive materials at an off-site location, such as our Clive facility. The decision to store radioactive materials on-site rather than contracting to dispose of them at an off-site facility may be influenced by the accounting treatment for radioactive materials. Currently, the liability for the disposal of radioactive materials stored on-site may be capitalized on the owner's balance sheet and amortized over the expected on-site storage period. In contrast, radioactive materials shipped off-site for disposal are expensed during the period in which the materials are shipped off-site. The NRC has rejected our proposal to undertake an amendment of current NRC rules to permit operators of nuclear reactors to access decommissioning funds for transportation and disposal of retired large components of currently operating nuclear power plants. We will continue to work with the NRC to request, on a case-by-case basis, that operators of these nuclear reactors be permitted to access decommissioning funds for transportation and disposal of retired large components. The NRC's refusal to grant such requests could have an adverse impact on the prospects for our Commercial Services and LP&D segments.

Although we have entered into a license stewardship arrangement with Exelon Corporation, we may not be successful in closing that transaction or entering into other license stewardship arrangements with owners and operators of shut-down nuclear reactors.

        We continue to market our license stewardship solution to the owners and operators of shut-down nuclear reactors in SAFSTOR or monitored storage. Although we believe that our license stewardship initiative is an attractive alternative to deferring decommissioning and related risks to the reactor owner, the following factors may adversely affect our license stewardship initiative:

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

        As discussed elsewhere in this report , in 2007 we entered into our first license stewardship agreement to dismantle Exelon's nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Due to the economic downturn, the nuclear decommissioning trust fund balance for the Zion Station, a significant portion of which was invested in the stock market, declined in value. We decided to defer the completion of this transaction until such time as there was in our view sufficient value in the decommissioning trust funds to ensure adequate funds for the accelerated decommissioning of the plant. On August 17, 2009, we amended our agreement with Exelon to extend the required closing date to December 11, 2011. Under the terms of the amendment, Exelon has the right to terminate the agreement if it is not closed by December 11, 2010 upon 60 days notice to us. As of June 30, 2010, we have incurred costs of $18.3 million that have been deferred until the closing of the transaction. We will continue to defer these costs until we close the transaction, at which time we will recognize the costs and related revenues. If we determine that it is not probable that we will close this transaction, we will expense these costs in the period of such determination.

        The NRC has issued an order approving the license transfer of the facility operating licenses and conforming license amendments from Exelon to us subject to the performance of certain conditions, including the issuance of a letter of credit required under the agreement with Exelon in the amount of $200 million. We intend to provide for the $200 million letter of credit under our new senior secured credit facility. This order currently expires on November 4, 2010, and we may need to obtain a new order from the NRC or seek an amendment to the current order if we do not close the transaction by that date. We now believe that the value of the nuclear decommissioning trust fund is sufficient to move forward with closing the transaction, and we expect to close before the NRC order expires. However, there can be no assurance that we will be able to close the transaction by then or at all. Our inability to successfully complete the transaction with Exelon may adversely affect our ability to enter into other license stewardship arrangements, which may have an adverse effect on our future business, financial position, results of operations and cash flows.

Our license stewardship arrangements will expose us to significant financial risks.

        Under our license stewardship initiative we will assume the decontamination and decommissioning obligations of owners of shut-down nuclear reactors or other nuclear facilities. We anticipate the costs of this process will be paid exclusively from the decommissioning trust fund of the related facility. The decommissioning trust fund is intended to be sufficient to fund the process of decommissioning. However, if we fail to appropriately manage the investment of the trust funds, or such funds are adversely affected by market conditions or investment returns, we may not have sufficient funds to complete the obligations we have assumed. Moreover, the costs of decommissioning could exceed the amounts in the trust fund, and we will not be able to draw from other sources of funds to meet the costs of the project. Any of these outcomes would expose us to significant financial risk.

Our operations involve the handling, transportation and disposal of radioactive and hazardous materials and could result in liability without regard to our fault or negligence, including accidents involving the release of such materials.

        Our operations involve managing radioactive and hazardous materials, including handling, transportation and disposal. Failure to properly manage these materials could pose a health risk to humans and could cause personal injury and property damage (including environmental contamination). If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.

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

        We maintain insurance coverage as part of our overall risk management strategy and to comply with specific requirements in our financing agreements and in other contracts. These policies do not protect us against all liabilities associated with accidents or for unrelated claims. In addition, comparable insurance may not continue to be available to us in the future at acceptable prices, or at all.

We are engaged in highly competitive businesses and typically must bid against other competitors to obtain major contracts.

        We are engaged in highly competitive businesses in which most of our contracts are awarded through competitive bidding processes. We compete with national and regional firms with nuclear services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Competition places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for nuclear service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins and likely requiring the expenditure of additional marketing costs and related expenses to retain market share. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits. In the event that a competitor is able to obtain the necessary permits, licenses and approvals to operate a new commercial LLRW disposal site, our business could be adversely affected, particularly as it relates to the revenue and gross profits from the operation of our Clive facility.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

        Fixed-price contracts require us to perform all work under the contract for a specified lump-sum. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and regulatory, economic or other changes that may occur during the contract period. If we have underestimated the costs of our fixed-price contracts, we may experience losses on such contracts and, in certain circumstances, those losses could be material.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

        In some instances, we guarantee a customer that we will complete a project by a scheduled date or within a specified budget. For example, in connection with our license stewardship initiative, we guarantee that we will complete the decommissioning of a nuclear power plant that is currently shut down within both a particular time frame and budget. Sometimes, we also guarantee that a project, when completed, will achieve certain performance standards. If we fail to complete the project as scheduled or budgeted, or if the project fails to meet guaranteed performance standards, we may be held responsible for the impact to the customer resulting from any delay or for the cost of further work to achieve the performance standards, generally in the form of contractually agreed-upon penalty provisions. As a result, the project costs could exceed our original estimate, leading to reduced profits or a loss for that project.

Our use of proportional performance accounting could result in a reduction or elimination of previously reported profits.

        A significant portion of our revenues is recognized using the proportional performance method of accounting. Generally, the proportional performance accounting practices we use result in recognizing contract revenues and earnings based on output measures, where estimable, or on other measures such as the proportion of costs incurred to total estimated contract costs. For some of our long-term contracts, completion is measured on estimated physical completion or units of production. The cumulative effect of revisions to contract revenues and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known or can be reasonably estimated. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. A significant downward revision to our estimates could result in a material charge to our results of operations in the period of such a revision.

Acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our debt and negatively impact our operating results.

        We may pursue selective acquisitions of other nuclear services businesses, both domestic and international, that we expect will enhance our existing portfolio of services and strengthen our relationships with our government and commercial customers. We cannot give any assurance as to whether any such transaction could be completed or as to the price, terms or timetable on which we may do so. If we are able to consummate any such acquisition, it could result in dilution of our earnings, an increase in indebtedness or other consequences that could be adverse.

        The expense incurred in consummating acquisitions, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize anticipated benefits from acquisitions. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

  •
  failure to complete anticipated acquisitions or achieve the expected benefits from completed acquisitions;

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

        We may not be able to identify suitable acquisition targets or negotiate attractive terms in the future. In addition, our ability to complete acquisitions is limited by covenants in our senior secured credit facilities and other credit arrangements and by our financial resources, including available cash and borrowing capacity. Given the serious decline in our stock price and tight debt markets, we may be unable to make acquisitions. If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

        Our operations require the services of highly qualified executive personnel, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction in the United States since the mid-1970s, there have been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science-based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. Also, several of our senior corporate officers, including our former chief executive officer and chief financial officer, have recently left the company. They each had significant experience, expertise and personal relationships in our industry and an in-depth knowledge of our company and its operations. We face increasing competition and expense to attract and retain such personnel. Loss of key personnel or failure to attract personnel to expand our operations could have an adverse effect on our ability to operate our business and execute our business strategy.

An impairment charge could have a material adverse effect on our financial condition and results of operations.

        We are required to test acquired goodwill for impairment on an annual basis. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. We have chosen to complete our annual impairment reviews of goodwill in the second quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions towards our facilities and other factors. If the fair market value of our reporting units is less than their book value, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, changes in technology and operating cash flows.

        Changes in our forecasts or decreases in the value of our common stock could cause book values of certain reporting units to exceed their fair values, which may result in goodwill impairment charges. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

        Based on the goodwill impairment analysis performed as of the beginning of the second quarter of 2010, which included the use of a discounted cash flow models, we determined that an indicator of impairment existed for the Federal Services reporting unit. Upon completion of Step 2, which included an assessment of fair value of all assets and liabilities of the reporting unit, we concluded that the goodwill within our Federal Services reporting unit was impaired and recorded a non-cash goodwill impairment charge of $35.0 million in the second quarter. In addition, in conjunction with this analysis, we determined that an indicator of impairment existed with regard to the intangible assets of the Federal Services reporting unit. As such, we initiated an evaluation of these intangible assets in accordance with applicable accounting guidance, which is ongoing. Upon completion of this evaluation, we could be required to record an impairment charge related to these intangible assets and any resulting non-cash impairment charge is expected to be recorded in the quarter ending September 30, 2010. Because we are in the early stages of this analysis, we do not believe that it is currently possible to reasonably estimate the range of the potential impairment, if any.

        As of June 30, 2010, we had $481.0 million of goodwill and $293.4 million of finite-lived intangible assets, which collectively represented 50.2% of our total assets of $1.5 billion as of June 30, 2010.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of June 30, 2010 the outstanding balance under our credit facilities was $531.8 million. Our substantial debt could have important consequences to us, including the following:

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

        We currently have balances of $37.0 million in outstanding borrowings and $14.0 million letters of credit both issued against our $75.0 million revolving credit facility, which matures on June 7, 2011; a $494.8 million balance on our first-lien term loan facilities, which mature on June 7, 2013 with minimum payments of $14.6 million in 2010 and $5.6 million in 2011 and 2012; and a $100.0 million synthetic letter of credit facility of which $100.0 million is outstanding, which expires on June 7, 2013.

        Borrowings under our credit facilities bear interest at variable rates. As of June 30, 2010 the interest rate of our term-loan facilities was 4.10%. At this rate and assuming an outstanding balance of $531.8 million as of June 30, 2010, our annual debt service obligations would be $23.6 million, consisting of $21.8 million of interest and $5.6 million of scheduled principal payments. Based on the amount of debt outstanding and the interest rate at June 30, 2010, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.3 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

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

        Our credit facilities contain financial covenants requiring us to maintain specified maximum leverage and minimum cash interest coverage ratios. The results of our future operations may not allow us to meet these covenants, or may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. On July 12, 2010 we amended our existing credit facilities in advance of the completion of our financial statement close process to ensure that we would remain in compliance with the financial covenants defined in the credit facilities. Pursuant to the amendment, the lenders agreed that the requirement not to exceed a maximum first lien leverage ratio, as defined in the credit facilities, would not apply for the quarter ended June 30, 2010.

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

        Protection of our proprietary processes, methods and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect such technologies. A majority of our patents relate to the development of new products and processes for the processing and/or disposal of radioactive materials. Our intellectual property could be challenged, invalidated, circumvented or rendered unenforceable.

        We also rely upon unpatented proprietary expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, but these agreements are limited in duration and could be breached, and therefore they may not provide meaningful protection for our trade secrets or proprietary expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and expertise. Others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our intellectual property or confidentiality agreements to protect our processes, technology, trade secrets and proprietary expertise and methods could have an adverse effect on our business by jeopardizing our rights to our intellectual property.

        In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we may pursue operations.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and reduced profit on the project.

        We often perform projects jointly with contractual partners. For example, we have entered into contracting consortia and other contractual arrangements to bid and perform jointly on large projects. Success on these joint projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to perform its contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner's failure. If we are unable to adequately address our partner's performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

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

        We currently have equity interests in joint ventures and may enter into additional joint ventures in the future. We cannot control the actions of our joint venture partners, and as with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also typically have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

        We often rely on subcontractors and equipment manufacturers to complete our projects. For example, when providing D&D services to a government customer, we may rely on one or more subcontractors to conduct demolition work. To the extent that we cannot engage subcontractors or acquire equipment or materials to provide such services, our ability to complete the project in a timely fashion or at a given profit margin may be impaired. Our LP&D segment also enters into contracts with various railroads for the transportation of radioactive materials from project sites to our processing and disposal facilities. In the event that the railroads fail to deliver radioactive materials to our facilities on time, we could be forced to delay recognizing LP&D revenues until the time of delivery.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon regarding the decommissioning of Zion Station, we are required to deliver a $200 million letter of credit to Exelon relating to our present and future obligations. This letter of credit may be drawn upon the occurrence of one of the following conditions (i) our failure to maintain the required letter of credit from a qualified financial institution, (ii) our bankruptcy or the bankruptcy of ZionSolutions, our subsidiary that will provide decommissioning services to Exelon, (iii) the cessation by ZionSolutions to provide all or substantially all decommissioning services for a period of longer than one year, (iv) our failure to make a payment pursuant to our guarantee of ZionSolutions' obligations, or (v) ZionSolutions' failure to use diligent efforts to perform services according to the agreed schedule.

        If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Although our new senior secured credit facility will provide for up to $410 million of letters of credit (including $100 million pursuant to the revolving credit facility), we expect that $200 million of this amount will be used to satisfy our obligation to provide letters of credit in connection with the Exelon transaction, and the remaining $210 million may not be sufficient for all our other needs. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

        Our new enterprise resource planning system became operational in January 2010. In addition to the risks addressed in the preceding paragraph, specific risks associated with our implementation of the new system include: 1) delays in generating certain customer invoices and the required supporting details which could negatively affect cash flows, 2) delays in processing supplier invoices and/or payments which could potentially disrupt operations and/or result in financial penalties, 3) system performance issues due to inadequate technology infrastructure, 4) excessive delays in closing monthly financial periods which could result in delays in filings of quarterly SEC reports, 5) inability of our users to use the system as designed and configured to support key business processes and requirements and 6) not being fully compliant with state, federal, Sarbanes-Oxley, and labor union requirements.

Because we publish earnings guidance, our common stock may be subject to increased volatility and we may be subject to lawsuits by investors.

        Because we publish earnings guidance, we are subject to a number of risks. Based on the timing of winning new contracts, regulatory decision making and other uncertainties relating to assumptions that management makes in calculating our expected financial results, actual results may vary from the guidance we provide investors. Our stock price may decline following an announcement of disappointing earnings or earnings guidance or if we revise our earnings guidance downward as the estimates and assumptions we make in calculating guidance become more certain.

        Our earnings guidance reflects our assumptions regarding future performance, including, among other things, the likelihood of securing and performing work under new contracts. If we fail to secure and perform work under contracts in accordance with our assumptions, we may be unable to achieve our earnings guidance. Some companies that have made downward revisions to their earnings guidance or did not meet the guidance provided have been subject to lawsuits by investors. Such lawsuits may result in adverse settlements or judgments. Even if such lawsuits are dismissed or have no merit, they may be costly and may divert management attention and other resources away from our business, which could harm our business and adversely affect the price of our common stock.

Item 6.    Exhibits.

3.1	Amended and restated by-laws of EnergySolutions Inc. Filed as exhibit 3.1 to the Report on Form 8-K filed July 23, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
†	101.ins XBRL Instance Document
†	101.sch XBRL Taxonomy Extension Schema
†	101.cal XBRL Taxonomy Extension Calculation Linkbase
†	101.def XBRL Taxonomy Extension Definition Linkbase
†	101.lab XBRL Taxonomy Extension Label Linkbase
†	101.pre XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of August, 2010.

ENERGYSOLUTIONS, INC.
By:	/s/ MARK C. MCBRIDE Mark C. McBride Executive Vice President and Chief Financial Officer