Form 10-Q
period 2010-09-30
EnergySolutions, Inc.
filed 2010-11-09
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
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

        As of November 5, 2010, 88,621,825 shares of registrant's common stock were outstanding.

ENERGYSOLUTIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended September 30, 2010

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(in thousands of dollars, except per share information)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,621	$15,913
Accounts receivable, net of allowance for doubtful accounts	268,949	260,380
Costs and estimated earnings in excess of billings on uncompleted contracts	119,133	115,651
Income tax receivable	6,625	3,658
Inventories	416	1,126
Prepaid expenses	6,431	9,135
Deferred income taxes	—	2,701
Nuclear decommissioning trust fund investments	90,399	—
Other current assets	9,575	20,942

Total current assets	591,149	429,506
Property, plant and equipment, net	119,405	120,775
Goodwill	483,434	518,770
Other intangible assets, net	291,166	310,203
Nuclear decommissioning trust fund investments	739,928	—
Restricted cash and decontamination and decommissioning deposits	338,812	24,273
Other noncurrent assets	153,892	107,648

Total assets	$2,717,786	$1,511,175

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,600	$19,071
Accounts payable	105,810	110,247
Accrued expenses and other current liabilities	209,957	167,503
Facility and equipment decontamination and decommissioning liabilities	87,957	—
Deferred income taxes	3,792	—
Unearned revenues	25,712	12,447

Total current liabilities	438,828	309,268
Long-term debt, less current portion	835,408	505,040
Pension liability	122,302	80,306
Facility and equipment decontamination and decommissioning liabilities	685,763	63,488
Deferred income taxes	51,469	47,743
Other noncurrent liabilities	124,218	5,168

Total liabilities	2,257,988	1,011,013

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,606,756 and 88,361,604 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	886	884
Additional paid-in capital	495,770	492,541
Accumulated other comprehensive loss	(20,013)	(20,761)
Retained earnings (deficit)	(18,854)	26,381

Total EnergySolutions stockholders' equity	457,789	499,045
Noncontrolling interests	2,009	1,117

Total stockholders' equity	459,798	500,162

Total liabilities and stockholders' equity	$2,717,786	$1,511,175

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2010 and 2009

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$419,353	$364,853	$1,303,582	$1,175,547
Cost of revenues	(363,600)	(320,910)	(1,160,567)	(1,034,678)

Gross profit	55,753	43,943	143,015	140,869
Selling, general and administrative expenses	(38,195)	(25,631)	(97,342)	(86,730)
Impairment of goodwill	—	—	(35,000)	—
Equity in income of unconsolidated joint ventures	3,952	2,819	10,165	5,945

Income from operations	21,510	21,131	20,838	60,084
Interest expense	(33,831)	(6,368)	(52,374)	(21,789)
Other income (expenses), net	1,025	169	2,045	(730)

Income (loss) before income taxes and noncontrolling interests	(11,296)	14,932	(29,491)	37,565
Income tax expense	(8,319)	(1,742)	(12,344)	(8,367)

Net income (loss)	(19,615)	13,190	(41,835)	29,198
Less: Net income attributable to noncontrolling interests	(735)	(334)	(1,188)	(885)

Net income (loss) attributable to EnergySolutions	$(20,350)	$12,856	$(43,023)	$28,313

Net income (loss) attributable to EnergySolutions per share:
Basic	$(0.23)	$0.15	$(0.49)	$0.32
Diluted	$(0.23)	$0.15	$(0.49)	$0.32
Shares used to calculate net income (loss) attributable to EnergySolutions per share:
Basic	88,582,398	88,315,158	88,504,525	88,308,870
Diluted	88,582,398	88,557,831	88,504,525	88,390,569
Cash dividends declared per common share	$0.025	$0.025	$0.075	$0.075
Comprehensive income (loss):
Net income (loss)	$(19,615)	$13,190	$(41,835)	$29,198
Foreign currency translation adjustment	7,248	(22,178)	880	(21,233)
Change in unrecognized actuarial gain (loss)	42	77	(132)	2,260

Comprehensive income (loss)	(12,325)	(8,911)	(41,087)	10,225
Comprehensive income attributable to noncontrolling interests	(735)	(334)	(1,188)	(885)

Comprehensive income (loss) attributable to EnergySolutions	$(13,060)	$(9,245)	$(42,275)	$9,340

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss) attributable to EnergySolutions	$(43,023)	$28,313
Adjustments to reconcile net income (loss) attributable to EnergySolutions to net cash provided by (used in) operating activities:
Net income attributable to noncontrolling interests	1,188	885
Depreciation, amortization and accretion	34,413	33,896
Equity-based compensation expense	8,032	8,697
Foreign currency transaction gain	(45)	(650)
Deferred income taxes	10,981	3,832
Write-off of debt financing fees	19,070	—
Amortization of debt financing fees	4,819	3,167
Impairment of goodwill	35,000	—
Gain on disposal of property, plant and equipment	(213)	(5)
Unrealized (gain) loss on derivative contracts	(1,091)	2,746
Unrealized gain on nuclear decommissioning trust fund investments	(18,178)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,143)	(48,884)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,285)	(10,470)
Income tax receivable	2,967	(1,791)
Inventories	711	(1,399)
Prepaid expenses and other current assets	13,767	25,484
Accounts payable	(3,309)	21,317
Accrued expenses and other current liabilities	38,792	(1,480)
Unearned revenues	13,266	(6,452)
Facility and equipment decontamination and decommissioning liabilities	(1,619)	1,175
Restricted cash and decontamination and decommissioning deposits	940	1,725
Other noncurrent assets	(46,015)	(42,602)
Other noncurrent liabilities	69,150	38,329

Net cash provided by operating activities	126,175	55,833

Cash flows from investing activities
Purchases of property, plant and equipment	(11,665)	(15,059)
Purchase of investments in nuclear decommissioning trust fund	(364,047)	—
Proceeds from sales of nuclear decommissioning trust fund investments	353,327	—
Purchases of intangible assets	(845)	(558)
Proceeds from disposition of property, plant and equipment	143	22

Net cash (used in) investing activities	(23,087)	(15,595)

Cash flows from financing activities
Net proceeds from issuance of senior notes	296,070	—
Net proceeds from issuance of long-term debt	546,000	—
Retirement of long-term debt	(524,111)	—
Restricted cash held as collateral of letter of credit obligations	(315,479)	—
Repayments of long-term debt	(1,400)	(47,646)
Dividends to stockholders	(6,638)	(6,623)
Distributions to noncontrolling interests partners	(296)	(762)
Minimum tax withholding on restricted stock awards	(375)	(5,839)
Settlement of interest rate contracts	(1,555)	—
Debt financing fees	(23,196)	(4,564)
Repayments of capital lease obligations	(513)	(1,078)

Net cash (used in) financing activities	(31,493)	(66,512)

Effect of exchange rate on cash	2,113	(782)

Net increase (decrease) in cash and cash equivalents	73,708	(27,056)
Cash and cash equivalents, beginning of period	15,913	48,448

Cash and cash equivalents, end of period	$89,621	$21,392

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

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"); and International. Our Federal Services segment derives revenues from United States ("U.S.") government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and the U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the U.S. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Exelon Transaction

        On December 11, 2007, we, through our subsidiary ZionSolutions, LLC ("ZionSolutions"), entered into certain agreements with Exelon Generation Company LLC ("Exelon"), ("the Exelon Agreements") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. The transaction closed on September 1, 2010. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The Nuclear Regulatory Commission ("NRC') approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions ("License Transfer").

        To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(1) Description of Business (Continued)

7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance required of a licensee under the NRC's regulations.

        Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. During September 2010, after closing, we were able to recognize these costs and the related revenues in our consolidated statements of operations.

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date we filed these financial statements in our Quarterly Report on Form 10-Q with the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that can be expected for the full year.

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have consolidated their operations in our consolidated financial statements. We recorded the noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to other noncontrolling partners.

        Certain amounts for prior periods have been reclassified to conform to the current year presentation. Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other income (expense), net. During the fourth quarter of 2009, we reclassified these amounts from other income (expense), net, to operating income in the accompanying consolidated statements of operations. Accordingly, for the three and nine months ended September 30, 2009, income from operations was increased by $2.8 million and $5.9 million, respectively, as a result of the reclassification. There was no impact on net income or net income attributable to EnergySolutions for the three or nine months ended September 30, 2009. Income from unconsolidated joint ventures is included in our Federal Services segment operations. In addition, we reclassified $36.8 million from accounts receivable, net of allowance for doubtful accounts, to costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2009 to conform to the current year presentation which reflects a difference in the way our new accounting system, implemented effective January 1, 2010, records invoicing activities related to the current period, but generated in the subsequent period. This reclassification had no impact on total current assets, total assets, revenue or net income.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Basis of Presentation (Continued)

Accounting for the Exelon Transaction

        The plant assets acquired under the Exelon Agreements are radioactively contaminated assets that are in a shut-down state and have no future use and will be processed as waste and disposed of as part of the D&D activities. Thus, the acquired assets have no fair value. The NRC license, transferred to ZionSolutions from Exelon, allows ZionSolutions to perform the D&D activities and manage the spent nuclear fuel that is still on site for the duration of the project. Similar to the tangible assets, we do not believe there is assignable value associated with the NRC license as we are unable to sell, assign or transfer the license to another party. Further, while the license covers activities such as operating the power plant, the plant is non-operable and shut-down.

        As the owner of the plant assets and NRC license, we have assumed an asset retirement obligation ("ARO") related to the decommissioning of the site and obtained a controlling interest in the trust fund which will be used solely to pay the costs of the D&D activities. Accordingly, we have recorded each of these items in our balance sheet. In addition, under the terms of the Exelon Agreements, we have an obligation to return any excess funds in the trust fund to Exelon. The excess is defined as any remaining balance in the trust fund after ZionSolutions has been reimbursed for all of its costs, including contractually agreed upon profit, for the D&D activities associated with Zion Station (the "Zion Station ARO"). Accordingly, as of September 30, 2010 we had an excess obligation of $120.6 million recorded as payable due to Exelon which is included in other noncurrent liabilities in the consolidated balance sheets. This payable will fluctuate based upon changes in value of the trust fund and the changes to the Zion Station ARO.

        We will account for the Zion Station ARO according to our current accounting policies related to asset retirement obligations, except for the presentation of the gain associated with the Zion Station ARO settlement as services are performed. This gain will be included in revenue. For further details see Note 9—Facility and Equipment Decontamination and Decommissioning.

        The decommissioning trust fund (further described in Note 4—Trust Fund Investments) is recorded at fair value as described in Note 5—Fair Value Measurements.

        We have made a formal submission to the SEC requesting pre-clearance of our proposed accounting treatment for the Zion Station ARO, as reflected above. There is no assurance the SEC will concur with our proposed accounting treatment. Therefore, we may be required to modify such accounting treatment and may also be required to file an amended Quarterly Report on Form 10-Q, for the quarter ended September 30, 2010, to reflect material changes in our financial statements resulting from an accounting treatment that is different from that proposed above.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Effective

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. This guidance is effective for us on January 1, 2011. We are currently evaluating the potential impact of the adoption of this

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(3) Recent Accounting Pronouncements (Continued)

guidance but we do not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

        In January 2010, the FASB issued accounting guidance improving disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the Level 1 and Level 2 provisions as of January 1, 2010 did not have any impact on our consolidated financial statements. We do not expect the adoption of the Level 3 provisions to have a material impact on our consolidated financial statements.

(4) Trust Fund Investments

        We consolidate the nuclear decommissioning trust ("NDT") fund as a variable interest entity. We have a contractual interest in the NDT fund and such interest is a variable interest due to its exposure to the fluctuations caused by market risk. Also, we are able to control the NDT fund by appointing the trustee and subject to certain restrictions we are able to direct the investment policies of the fund. However, the only allowed purpose of the NDT is to pay for the decommissioning work at the Zion Station plant and if there are any funds remaining in the NDT fund at the conclusion of the Zion Station decommissioning work we are required to return those funds back to Exelon. We are the primary beneficiary of the NDT as we benefit from positive market returns and bear the risk of market losses.

        Our marketable securities consist of marketable debt and equity securities held in our NDT fund associated with the Exelon Agreements. They are classified as trading securities. As of September 30, 2010, investments held by the NDT fund, net, totaled $830.3 million and are included in other long-term assets in the accompanying balance sheets. Gains and losses resulting from adjustments to the fair value of the NDT fund investments resulted in net gains of $28.9 million for the three and nine months ended September 30, 2010, and are included in other income (expense), net, in the accompanying consolidated statements of operations and comprehensive income.

        Along with the transfer of the NDT fund, under the terms of the Exelon agreements, we have also assumed an obligation to return any excess funds in the NDT fund to Exelon. The excess is defined as any remaining balance in the NDT fund after ZionSolutions has been reimbursed for all of its costs, including profit, for the D&D activities associated with Zion. Due to these agreements with Exelon, any realized or unrealized gains or losses on NDT fund investments have the effect of increasing or decreasing the funds due back to Exelon. In order to correctly reflect the Due to Exelon balance we have reclassified $28.9 million from other income (expense) to the payable due to Exelon for the three and nine months ended September 30, 2010.

        Of the $28.9 million net gains recorded from adjustments to the fair value, $10.7 million are related to realized gains on investment securities recorded for the three and nine months ended September 30, 2010. Amortized cost, gross unrealized holding gains, gross unrealized holding losses and

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(4) Trust Fund Investments (Continued)

fair value for our trading securities by major class as of September 30, 2010 were as follows (in thousands):

	As of September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$689	—	—	$689
Receivables for securities sold	39,630	—	—	39,630
Investments
Corporate debt securities	219,450	1,386	(398)	220,438
Equity securities	172,204	16,704	(101)	188,807
Commercial mortgage-backed securities	14,276	51	(12)	14,315
Debt securities issued by states of the United States	12,948	45	(4)	12,989
Commingled funds	177,799	—	1	177,800
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	336,703	1,280	(767)	337,216

	933,380	19,466	(1,281)	951,565

Total assets	973,699	19,466	(1,281)	991,884
Liabilities
Payables for securities purchased	(161,557)	—	—	(161,557)

Total liabilities	(161,557)	—	—	(161,557)

Total assets held by the NDT fund	$812,142	$19,466	$(1,281)	830,327

Less: current portion				(90,399)

				$739,928

        The unrealized losses above are considered temporary. Losses are recorded in other income (expense) when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer or declines in credit risk, (iii) the length of time a security is in an unrealized loss position and (iv) whether it is more likely than not that the company will hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

(5) Fair Value Measurements

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Fair Value Measurements (Continued)

included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

        This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The Company holds investments in the NDT fund that was established to satisfy the decommissioning obligations assumed in connection with the execution of the Exelon Agreements. The NDT fund holds debt and equity securities directly and indirectly through commingled funds. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1.

        With respect to individually held equity securities, the trustee obtains prices from pricing services, whose prices are obtained from direct feeds from market exchanges. The fair values of equity securities held directly by the trust fund are based on quoted prices in active markets and are categorized in Level 1. Equity securities held individually are primarily traded on the New York Stock Exchange and NASDAQ-Global Select Market, which contain only actively traded securities due to the volume trading requirements imposed by these exchanges.

        For fixed income securities, multiple prices from pricing services are obtained from pricing vendors whenever possible, which enables cross-provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustee determines that another price source is considered to be preferable. U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities, adjusted for observable differences and are categorized in Level 2.

        Commingled funds and units of participation, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. Commingled funds are categorized in Level 2 because the fair value of the funds are based on net asset values per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. Units of participation are categorized as Level 3 because the fair value of these securities is based partially on observable prices of the underlying securities as well as third party valuation models.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Fair Value Measurements (Continued)

        The following table presents the fair value of the NDT fund investments as of September 30, 2010 (in thousands):

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total Investments at Fair Value
Assets
Cash	$689	—	—	$689
Securities sold	39,630	—	—	39,630
Investments
Cash equivalents	—	177,795	—	177,795
Fixed income securities	221,090	363,867	—	584,957
Equity securities	80,568	—	—	80,568
Units of participation	—	—	108,245	108,245

	301,658	541,662	108,245	951,565

Total assets	341,977	541,662	108,245	991,884

Liabilities
Payables for securities purchased	(161,557)	—	—	(161,557)

Total liabilities	(161,557)	—	—	(161,557)

Net assets held by the NDT fund	$180,420	$541,662	108,245	$830,327

        The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2010:

Level 3
Units of Participation
Beginning balance	$98,871
Change in unrealized gains and losses	9,374
Purchases, sales, issuances and settlements, net	—

$108,245

        The carrying value of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, prepaid assets, accounts payable, accrued expenses and unearned revenues approximate their fair value principally because of the short-term nature of these assets and liabilities.

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $523.4 million as of September 30, 2010, and $516.5 million as of December 31, 2009. The carrying value of our senior secured credit facility was $558.6 million as of September 30, 2010, and $519.1 million as of December 31, 2009. As of September 30, 2010, we also had outstanding senior

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Fair Value Measurements (Continued)

notes obligations with a carrying amount of $300.0 million and a fair market value of approximately $357.9 million.

        The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our interest rate collar derivative approximates fair value. This instrument is included in accrued expenses in the accompanying balance sheets and is classified as Level 2 under the fair value hierarchy. The fair market value of our interest rate collar was $0.6 million as of September 30, 2010 and $1.7 million as of December 31, 2009.

(6) Goodwill

        As of September 30, 2010 and December 31, 2009, the Company had recorded approximately $483.4 million and $518.8 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the nine months ended September 30, 2010, we recorded $0.4 million in translation losses related to goodwill denominated in foreign currencies.

        In accordance with authoritative guidance, we evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicates that the carrying value may not be recoverable. Our annual testing date is April 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net revenues and operating expenses, based primarily on pricing, market segment share and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

        We performed our annual goodwill analysis during the second quarter of 2010 and concluded that the goodwill within our Federal Services reporting unit was impaired. As a result, we recorded a $35.0 million non-cash goodwill impairment charge during the nine months ended September 30, 2010. Factors culminating in the impairment included a decrease in future expected cash flows and lower forecasted growth rates than those projected in the prior year. There was no tax benefit associated with this impairment charge as the goodwill was not deductible for tax purposes. The impairment charge did not impact our cash position, operating cash flow or debt covenants.

(7) Other Intangible Assets

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(7) Other Intangible Assets (Continued)

        Other intangible assets as of September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	As of September 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$239,883	$(54,232)	19.1 years	$239,059	$(46,845)	19.8 years
Customer relationships	159,455	(62,413)	7.5 years	160,106	(51,830)	8.2 years
Technology and other	15,183	(6,712)	5.3 years	15,183	(5,492)	6.0 years
Non competition	1,030	(1,028)	0.4 years	1,030	(1,008)	0.4 years

Total amortizable intangibles	$415,551	$(124,385)	14.8 years	$415,378	$(105,175)	15.3 years

        Amortization expense was $6.4 million and $19.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $4.8 million and $18.7 million for the three and nine months ended September 30, 2009, respectively. In addition, for the nine months ended September 30, 2010, we recorded $0.6 million in translation losses related to intangible assets denominated in foreign currencies.

        In conjunction with the performance of our annual goodwill impairment analysis, it was determined that an indicator of impairment existed with regard to the technology intangible assets allocated to the Federal Services reporting unit. We completed our analysis of these intangible assets during the quarter ended September 30, 2010. We compared the carrying amount of the intangible assets to the estimated undiscounted future cash flows expected to be generated by the intangible assets. The undiscounted future cash flows exceeded the carrying value; therefore, no impairment charge was required to be recorded.

(8) Credit Facilities

Senior Secured Credit Facility

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the "Term Loan") in an aggregate principal amount of $560.0 million at a discount of 2.5% and a senior secured revolving credit facility (the "Revolving Credit Facility") with availability of $105.0 million. The revolving portion of the senior secured credit facility includes a sublimit of $100.0 million for letters of credit, of which $9.6 million were issued as of September 30, 2010. The proceeds of the senior secured credit facility were used to: (a) repay outstanding indebtedness under the former credit agreements; (b) collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit; (c) replace synthetic letters of credit issued under the former credit agreements; and (d) provide credit support for obligations acquired under the Exelon Agreements.

        Borrowings under the senior secured credit facility bear interest at a rate equal to:

  •
  Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan,

  •
  Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(8) Credit Facilities (Continued)

  •
  a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees; in the case of revolving letters of credit.

        "Adjusted LIBOR" is defined as, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBOR, when used in reference to the Term Loan, will at no time be less than 1.75% per annum.

        "ABR" is defined as the highest of (a) the administrative agent's Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBOR from time to time for an interest period of one month, plus 1.00%; provided that ABR, when used in reference to the Term Loan, will at no time be less than 2.75% per annum.

        Borrowings under our senior secured credit facility and former credit facilities bear interest at variable rates. As of September 30, 2010 the interest rate on borrowings under our senior secured credit facility was 6.25%. As of December 31, 2009, the interest rate of borrowings under our former credit facilities was 4.01%.

        The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company's domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

        The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter, which is equal to 0.25% of the original principal amount of the Term Loan, with the balance being payable on August 13, 2016. As of September 30, 2010, we have $5.6 million of scheduled payments due within the next 12 months.

        In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or (ii) 25% of excess cash flow, if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Pre-payments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(8) Credit Facilities (Continued)

credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.75 from the quarter ended September 30, 2010 through the quarter ending December 31, 2010, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2010 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2010, our total leverage and cash interest coverage ratios were 3.61 and 4.25, respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine months ended September 30, 2010 were $11.6 million. As of September 30, 2010, we were in compliance with all of the covenants under our senior secured credit facility.

        During the nine months ended September 30, 2010 and 2009, we made principal repayments totaling $1.4 million and $47.6 million, respectively. During the nine months ended September 30, 2010 and 2009, we made cash interest payments of $20.6 million and $18.5 million, respectively. In addition, during the nine months ended September 30, 2010 we paid fees of approximately $23.2 million to the lenders to obtain the new credit agreements, which are being amortized over the remaining term of the senior secured credit facility. Also, during the nine months ended September 30, 2010, we recorded a $19.1 million write-off of deferred financing fees as a result of retirement of our previous debt.

Senior Notes

        On August 13, 2010, we completed a private offering of $300 million 10.75% Senior Notes due 2018 (the "Notes") at a discount of 1.3%. The Notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The Notes rank in equal right of payment to all existing and future senior debt and to all future subordinated debt.

        At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus an applicable make-whole premium, as of, and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(8) Credit Facilities (Continued)

August 15, 2014, we may redeem all or a portion of the Notes at the following redemption prices during the 12-month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

Period	Redemption Price
2014	105.375%
2015	102.688%
2016 and thereafter	100.000%

        The Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The Notes and the related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The Notes will also be structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the Notes.

        If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder's Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase.

        The Indenture contains, among other things, certain covenants limiting our ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur liens; sell assets and subsidiary stock; transfer all or substantially all of our assets or enter into a merger or consolidation transactions; and enter into transactions with affiliates.

        In connection with the sale of the Notes, we entered into a registration rights agreement, dated August 13, 2010 (the "Registration Rights Agreement"), with the representative of the initial purchasers of the Notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the Notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the Notes if the exchange offer is not consummated within the required time period stated in the Registration Rights Agreement.

(9) Facility and Equipment Decontamination and Decommissioning

        We recognize AROs when we have a legal obligation to perform D&D and removal activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. The ARO related to the Zion Station D&D project continues to be refined and any adjustments made as a result of this process will be recorded in the fourth quarter of 2010 and these changes, if any, will also adjust the due to Exelon liability.

        Our ARO is based on a cost estimate for a third party to perform the D&D work. This estimate is inflated, using an inflation rate, to the expected time at which the D&D activity will occur, and then discounted back, using our credit adjusted risk free rate, to the present value. Subsequent to the initial

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Facility and Equipment Decontamination and Decommissioning (Continued)

measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

        Our facility and equipment decontamination and decommissioning liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Facilities and equipment ARO—Zion	$709,759	$—
Facilities and equipment ARO—Clive, UT	27,800	26,039
Facilities and equipment ARO—other	25,892	25,497

Total facilities and equipment ARO	763,451	51,536
Barnwell Closure	10,269	11,952

	773,720	63,488
Less: current portion	(87,957)	—

	$685,763	$63,488

        The following is a reconciliation of our facility and equipment ARO as of September 30, 2010 (in thousands):

	September 30, 2010	December 31, 2009
Beginning Balance as of January 1	$51,536	$46,850
Liabilities incurred	713,130	609
Liabilities settled	(3,484)	(110)
Accretion expense	661	1,589
ARO estimate adjustments	1,608	2,598

Ending liability	$763,451	$51,536

        For the majority of our D&D obligations, we are required to provide financial assurance in the form of a restricted cash account, a deposit in escrow, a trust fund or an insurance policy. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations. Accordingly, as of September 30, 2010, we have non-current restricted cash of $0.3 million related to our Clive facility and it is included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. We also have the NDT fund to fund the decommissioning obligation for the Zion Station. The NDT fund balance as of September 30, 2010 was $830.3 million and is included in NDT fund investments in the accompanying consolidated balance sheets.

        In connection with the execution of the Exelon Agreements and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is cash-collateralized, with the funds included in non-current restricted cash in the accompanying consolidated balance sheets (see Note 8—Credit Facilities).

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Facility and Equipment Decontamination and Decommissioning (Continued)

        The ARO established in connection with the Zion transaction differs somewhat from our traditional AROs. The assets acquired in the Zion transaction have no fair value, no future useful life and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion transaction is not accompanied by a related asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in operating expense in our consolidated statements of operations and comprehensive income (loss). Both of these changes to the ARO liability have the effect of changing the amount payable to Exelon to the extent such a payable is available. As such, we expect any gain or loss that results from a change in the payable to Exelon to be recorded to the same line as the changes in the ARO liability.

        Also, as we will perform most of the work internally related to the Zion Station ARO, a gain will be recognized for the difference between our actual costs incurred and the recorded ARO, which includes an element of profit. Due to the nature of this contract and the purpose of the license stewardship initiative, we have presented this gain in the revenue section of the income statement, rather than as a credit to operating expense, as we would with our other AROs. For the three and nine months ended September 30, 2010, the revenue associated with the Zion Station ARO was $0.4 million. For the three and nine months ended September 30, 2010, we did not recognize any gain associated with the settlement of our other AROs.

(10) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. On December 18, 2008, we entered into an interest rate collar agreement with a notional amount of $200.0 million. As of September 30, 2010 and December 31, 2009, the fair value liability of the interest rate collar contract was $0.6 million and $1.7 million, respectively. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expense), net, and resulted in net gains of $0.2 million and net losses of $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and net gains of $1.1 million for the nine months ended September 30, 2010, and net losses of $1.7 million for the nine months ended September 30, 2009. We do not use interest rate derivatives for trading or speculative purposes.

        We have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Foreign currency gains and losses are included in other income (expenses), net, in the accompanying condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2010, we recognized gains of $0.5 million and $0.1 million, respectively. During the three and nine months ended September 30, 2009, we recognized gains of $0.7 million and $5.1 million, respectively.

        In the past, we have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our U.K. subsidiary. These foreign currency derivative contracts were not designated as accounting hedges. The most recent contract was terminated on December 23, 2009. Unrealized gains and losses resulting from adjustments to the fair value of the contracts were included in other income (expenses), net and resulted in a net gain of $0.4 million and a loss of $5.2 million for the three and nine months ended September 30, 2009. We had no foreign currency derivative contracts for the nine months ended September 30, 2010.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Net Income (Loss) Per Share

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

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares—basic	88,582,398	88,315,158	88,504,525	88,308,870
Dilutive effect of restricted stock and stock options	—	242,673	—	81,669

Weighted average common shares—diluted	88,582,398	88,557,831	88,504,525	88,390,569

Anti-dilutive securities not included above	7,726,676	5,847,979	7,432,641	5,858,879

(12) Equity-Based Compensation

Stock Options and Restricted Stock

        In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $3.0 million and $8.0 million for the three and nine months ended September 30, 2010, respectively, as compared to $3.2 million and $8.4 million for the three and nine months ended September 30, 2009, respectively. For the nine months ended September 30, 2009, we also had $0.3 million of compensation expense related to other equity awards. As of September 30, 2010, we had $13.9 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.7 years. As of September 30, 2010, there was $3.6 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.2 years.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(13) Pension Plans

        Net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$12,592	$8,865	$37,400	$24,991
Interest cost	40,992	39,361	121,753	110,957
Expected return on plan assets	(39,791)	(33,245)	(118,185)	(93,718)
Net actuarial loss	39	—	115	—

	$13,832	$14,981	$41,083	$42,230

        The preceding information relates only to the Magnox Plan and does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

(14) Income Taxes

        We recognized income tax expense of $8.3 million for the three months ended September 30, 2010, and $12.4 million for the nine months ended September 30, 2010, based on an effective tax rate on our consolidated operations of negative 40.2%. Our negative effective tax rate is the combined result of a pretax book loss for the nine months ended September 30, 2010, and tax expense for the same period resulting primarily from the realization of income and tax expense in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which we could not record a tax benefit, the goodwill impairment charge that is not deductible for tax, and the recording of tax expense related to an increase of $8.6 million in the valuation allowance for certain existing domestic and foreign deferred tax assets.

        During the three and nine months ended September 30, 2010, we also recorded a benefit for prior year domestic and foreign research and development credits. Our expected annual effective tax rate of approximately 37% is higher than the U.S. statutory rate of 35% due primarily to the tax expense items listed above, excluding the impact of the goodwill impairment charge which is not deductible for tax, and state income taxes, net of federal taxes, partially offset by lower tax on earnings in certain foreign jurisdictions. We recognized income tax expense of $1.7 million for the three months ended September 30, 2009 and $8.4 million for the nine months ended September 30, 2009, based on an effective tax rate on our consolidated operations of 22.8% which is lower than the U.S. statutory rate of 35% due primarily to lower tax on income in foreign jurisdictions and the tax benefit of domestic and foreign research and development credits. During the nine months ended September 30, 2010 and 2009, we made income tax payments of $8.9 million and $7.8 million, respectively.

        As of September 30, 2010 and December 31, 2009, we had $2.7 million and $2.0 million, respectively, of gross unrecognized tax benefits, which may impact our annual effective tax rate in future years. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company is currently in various stages of multiple year examinations by federal and state taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and/or the changes that may be required by the audits are highly uncertain.

(15) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International. The following table presents segment information as of and for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30, 2010
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$81,158	$45,655	$70,417	$222,123	$—	$419,353
Income (loss) from operations(2)	6,661	8,555	28,543	1,328	(23,576)	21,510
Depreciation, amortization and accretion expense	685	471	4,399	1,863	3,602	11,019
Purchases of property, plant and equipment	163	403	4,498	46	547	5,657

	For the Three Months Ended September 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$77,007	$21,254	$52,681	$213,911	$—	$364,853
Income (loss) from operations(3)	8,690	4,699	18,189	3,631	(14,078)	21,131
Depreciation and amortization expense	475	459	6,069	226	3,072	10,301
Purchases of property, plant and equipment	—	1,633	2,242	170	2,359	6,404

	As of and for the Nine Months Ended September 30, 2010
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$262,828	$91,197	$189,397	$760,160	$—	$1,303,582
Income (loss) from operations(2)	(13,257)	14,651	59,286	18,873	(58,714)	20,838
Depreciation, amortization and accretion expense	2,029	1,267	15,460	5,543	10,114	34,413
Goodwill	108,514	90,129	233,245	51,546	—	483,434
Other long-lived assets(4)	31,121	19,411	270,142	61,937	27,960	410,571
Purchases of property, plant and equipment	200	1,128	6,872	46	3,419	11,665
Total assets(5)	247,269	1,177,367	603,598	456,108	233,444	2,717,786

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(15) Segment Reporting and Business Concentrations (Continued)

	As of and for the Nine Months Ended September 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$217,809	$66,084	$160,299	$731,355	$—	$1,175,547
Income (loss) from operations(3)	22,081	11,659	53,592	23,272	(50,520)	60,084
Depreciation and amortization expense	1,102	1,305	16,608	4,995	9,886	33,896
Goodwill	143,514	90,129	233,193	51,915	—	518,751
Other long-lived assets(4)	34,452	17,969	218,309	79,681	90,952	441,363
Purchases of property, plant and equipment	3,968	1,897	2,786	282	6,126	15,059
Total assets(5)	278,679	151,616	537,221	450,801	166,241	1,584,558

(1)
Intersegment revenues have been eliminated for the three and nine months ended September 30, 2010 and 2009. Intersegment revenues were $3.1 million and $4.9 million for the three and nine months ended September 30, 2010 and were $8.4 million and $17.2 million for the three and nine months ended September 30, 2009. Revenues by segment represent revenues earned based on third-party billings to customers.

(2)
Included in income (loss) from operations from our Federal Services segment is a $35.0 million impairment of goodwill recorded during the nine months ended September 30, 2010.

(3)
Prior to the fourth quarter of 2009, we included equity in income of unconsolidated joint ventures in other expense, net. For the three and nine months ended September 30, 2009, we reclassified these amounts from other expense, net to operating income in the accompanying condensed consolidated statements of operations. Accordingly, income (loss) from operations was increased by $2.8 million and $5.9 million for the three and nine months ended September 30, 2009, respectively. Income from unconsolidated joint ventures is included in our Federal Services segment operations.

(4)
Other long-lived assets include property, plant and equipment and other intangible assets.

(5)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire Company and cash.

(16) Employee Termination Benefits

        An initial organizational review of our Magnox sites identified an opportunity to reduce the existing workforce, primarily at three sites that are in the process of defueling, which involves removing fuel from the reactor, loading it into casks and transporting it for processing with a third party and a site at which decommissioning is relatively close to completion with only a few projects remaining. As a result of the overstaffing at the Magnox sites, we presented a termination plan to the NDA to terminate approximately 200 employees on a voluntary basis at these sites in the quarter ended March 31, 2009. During the quarter ended March 31, 2010, a second phase of the organizational review was performed and an additional reduction in force of approximately 100 positions was identified. Phase 2 is a structural reorganization across the whole business affecting all sites. The termination plan related to phase 2 has also been presented to and approved by the NDA.

        During the quarter ended September 30, 2010, at the request of the NDA, a full organizational review of the Magnox business was undertaken which supersedes the previously reported Phase 2 structural review. The review has recommended the re-combination of Magnox North Limited and Magnox South Limited into a single entity; the proposal has been approved by the NDA and plans are

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(16) Employee Termination Benefits (Continued)

being developed to implement the change in early 2011. The manpower consequences of the review are still being evaluated; however, it is expected to result in an additional reduction in force of in excess of 1,000 employees over the next 4 to 5 years. This is a structural reorganization across the whole business affecting all sites. The high level termination plan related to the reorganization has also been presented to the NDA.

        The termination plan and employee termination benefits to be paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA.

        For the nine months ended September 30, 2010, we recognized $34.7 million of expected employee termination benefits related to Phase 2, which are included in cost of revenues in the accompanying condensed consolidated statements of operations for our International segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenues and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over approximately 24 months.

        The following is a reconciliation of beginning and ending liability balances (in thousands):

	September 30, 2010	December 31, 2009
Beginning liability	$24,260	$—
Additions	34,747	35,703
Payments	(18,285)	(16,015)
Effect of exchange rate	(129)	4,572

Ending liability	$40,593	$24,260

(17) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of September 30, 2010, we are not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results and cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our AnnualRreport on Form 10-K for the year ended December 31, 2009.

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

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K filed March 1, 2010 and this report under "Item 1A—Risk Factors." Our SEC filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We provide our services through four segments: Federal Services, Commercial Services, Logistics, Processing and Disposal ("LP&D") and International. Our Federal Services segment derives revenues from United States ("U.S.") government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and the U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the U.S. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, and our LP&D segment will coordinate to provide integrated services. Our International segment has contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Exelon Transaction

        On December 11, 2007, we, through our subsidiary ZionSolutions, LLC ("ZionSolutions"), entered into certain agreements with Exelon Generation Company LLC ("Exelon"), ("the Exelon Agreements") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. The transaction closed on September 1, 2010. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The Nuclear Regulatory Commission ("NRC') approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions ("License Transfer").

        To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance required of a licensee under the NRC's regulations.

Results of Operations

        The following table shows certain items from our income statements for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Federal Services Segment	$81,158	$77,007	$262,828	$217,809
Commercial Services Segment	45,655	21,254	91,197	66,084
LP&D Segment	70,417	52,681	189,397	160,299
International Segment	222,123	213,911	760,160	731,355

Total revenues	419,353	364,853	1,303,582	1,175,547
Cost of revenues:
Federal Services Segment	(73,121)	(66,195)	(238,701)	(189,976)
Commercial Services Segment	(35,761)	(15,181)	(71,587)	(49,421)
LP&D Segment	(39,845)	(33,176)	(124,035)	(100,996)
International Segment	(214,873)	(206,358)	(726,244)	(694,285)

Total cost of revenues	(363,600)	(320,910)	(1,160,567)	(1,034,678)
Gross profit:
Federal Services Segment	8,037	10,812	24,127	27,833
Commercial Services Segment	9,894	6,073	19,610	16,663
LP&D Segment	30,572	19,505	65,362	59,303
International Segment	7,250	7,553	33,916	37,070

Total gross profit	55,753	43,943	143,015	140,869
Segment selling, general and administrative expenses:
Federal Services Segment	(5,329)	(4,941)	(12,550)	(11,697)
Commercial Services Segment	(1,339)	(1,374)	(4,959)	(5,004)
LP&D Segment	(2,029)	(1,316)	(6,076)	(5,711)
International Segment	(5,922)	(3,922)	(15,043)	(13,798)

Total segment selling, general and administrative expenses	(14,619)	(11,553)	(38,628)	(36,210)
Segment operating income:
Federal Services Segment	2,708	5,871	11,577	16,136
Commercial Services Segment	8,555	4,699	14,651	11,659
LP&D Segment	28,543	18,189	59,286	53,592
International Segment	1,328	3,631	18,873	23,272

Total segment operating income	41,134	32,390	104,387	104,659
Corporate selling, general and administrative expenses	(23,576)	(14,078)	(58,714)	(50,520)
Impairment of goodwill(1)	—	—	(35,000)	—
Equity in income of unconsolidated joint ventures(1)	3,952	2,819	10,165	5,945

Total income from operations	21,510	21,131	20,838	60,084
Interest expense	(33,831)	(6,368)	(52,374)	(21,789)
Other income (expense), net	1,025	169	2,045	(730)

Income (loss) before income taxes and noncontrolling interests	(11,296)	14,932	(29,491)	37,565
Income tax expense	(8,319)	(1,742)	(12,344)	(8,367)

Net income (loss)	(19,615)	13,190	(41,835)	29,198
Less: Net income attributable to noncontrolling interests	(735)	(334)	(1,188)	(885)

Net income (loss) attributable to EnergySolutions	$(20,350)	$12,856	$(43,023)	$28,313

(1)
Amounts attributable to the Federal Services segment.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $4.2 million and $6.9 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross profit decreased $2.8 million while gross margin decreased to 9.9% for the three months ended September 30, 2010 from 14.0% for the three months ended September 30, 2009 primarily due to increased activity on lower margin contracts.

        Revenues and cost of revenues from our subsidiary, EnergySolutions Performance Strategies, increased $6.6 million and $5.8 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to additional American Recovery and Reinvestment Act ("ARRA") funding received to support increased environmental remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio. As a result, gross profit increased $0.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Revenues and cost of revenues from our Moab project increased $6.6 million and $6.5 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to additional ARRA funding received to support accelerated shipping and disposal volume to clean up the Atlas mill tailings near Moab, Utah. As a result gross profit increased $0.1 million for the three months ended September 30, 2010.

        Revenues and cost of revenues from our Hanford site operations increased $3.7 million and $3.5 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to increased activity in our Savannah River Remediation Liquids contract during 2010. As a result, gross profit increased $0.2 million during the three months ended September 30, 2010.

        These increases were offset, in part, by decreased revenues and cost of revenues of $5.4 million and $4.7 million, respectively, from our Isotek Systems joint venture for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to decreased activities related to the design and construction of dissolution and downblending systems. The Isotek contract allows for the reimbursement of costs plus a fee. Gross profit, representing the fee less unallowable costs, decreased $0.7 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Revenues and cost of revenues related to engineering and technology projects within Federal Services decreased $5.2 million and $3.9 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to completion of technical and testing support activities for the DOE Waste Treatment Plant in Richland, Washington, during the three months ended September 30, 2010. As a result, gross profit decreased $1.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Segment selling, general and administrative expenses in our Federal Services segment increased $0.4 million to $5.3 million for the three months ended September 30, 2010 from $4.9 million for the three months ended September 30, 2009. The increase is primarily attributable to higher labor costs incurred during the three months ended September 30, 2010.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment increased $24.4 million and $20.6 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross profit increased $3.8 million while gross margin decreased to 21.7% for the three months ended September 30, 2010 from 28.6% for the three months ended September 30, 2009 due primarily to the relative profitability of the major projects being performed in each period.

        On September 1, 2010, we closed the agreement with Exelon to begin the decommissioning work to dismantle the Zion Station. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. During September 2010, after closing, we were able to recognize all costs incurred in connection with the execution of the planning phase and work performed on the contract as of September 30, 2010, resulting in increased revenues of $25.2 million and increased costs of revenues of $19.9 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Accordingly, gross profit increased $5.3 million during the three months ended September 30, 2010.

        Revenues and cost of revenues related to our large commercial engineering and technology waste design and fabrication projects increased $2.1 million and $1.7 million, respectively, due to increased support activities on our Chinese new build reactor projects for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. As a result, gross profit increased $0.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        These increases were offset, in part, by decreased revenues and cost of revenues from our commercial decommissioning services of $2.1 million and $0.7 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to completion of work on our Federated Metal project during September 2010. As a result, gross profit decreased $1.4 million for the three months ended September 30, 2010.

        Revenues and cost of revenues related to our large components utility operations decreased $2.6 million and $2.4 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to substantial completion of work on our Duke McGuire and Fermi projects during the three months ended September 30, 2009. As a result, gross profit decreased $0.2 million for the three months ended September 30, 2010.

        Segment selling, general and administrative expenses in our Commercial Services segment remained steady at $1.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment increased $17.7 million and $6.7 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross profit increased $11.0 million and gross margin increased to 43.4% for the three months ended September 30, 2010 from 37.0% for the three months ended September 30, 2009 primarily due to increased shipments and higher volumes of waste.

        Revenues at our Clive, Utah facility increased $11.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to higher volumes of waste receipts on DOE projects. The majority of costs at our Clive facility are fixed, resulting in a disproportionate increase in cost of revenues when compared to revenues. Cost of revenues at our Clive facility increased $3.8 million due to higher waste taxes on higher receipts and higher mixed waste treatment costs incurred for the three months ended September 30, 2010. As a result, gross profit increased $8.0 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Revenues and cost of revenues related to our manufacturing division increased $4.4 million and $1.2 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a large shipment of manufactured depleted uranium tubes during the three months ended September 30, 2010. Accordingly, gross profit increased $3.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Revenues from our Bear Creek, Tennessee facility increased $1.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to additional processing of backlog caused by the temporary suspension of operations in February 2010 as a result of an onsite accident. Cost of revenue at our Bear Creek facility increased $1.7 million for the three months ended September 30, 2010 compared to September 30, 2009, primarily due to additional labor costs and outside contract costs related to development of new processing capabilities. As a result, gross profit decreased $0.1 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

        Segment selling, general and administrative expenses in our LP&D segment increased $0.7 million to $2.0 million for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009, primarily due to higher incentive compensation expense for the three months ended September 30, 2010.

International Segment

        Revenues in our International segment increased $8.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $20.2 million. However, this increase was offset by a $12.0 million decrease due to the decline in the pound sterling exchange rates during the three months ended September 30, 2010 compared to the same period in 2009. Of the $20.2 million increase in revenues, our revenues from the Magnox contracts increased $20.7 million primarily due to higher reimbursable contract cost base and increased generation fees offset by a $0.5 million decrease in other U.K. operations.

        Cost of revenues in our International segment increased $8.5 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $20.1 million. However, this increase was offset by an $11.6 million decrease due to a decline in the pound sterling exchange rates during three months ended September 30, 2010 compared to the same period in 2009. Of the $20.1 million increase in cost of revenues, our cost of revenues from the Magnox contracts increased $20.6 million primarily due to acceleration of work on major projects and increased decommissioning activities during the three months ended September 30, 2010. This increase was offset by a $0.5 million decrease in other U.K. operations.

        Gross profit in our International segment decreased $0.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $0.1 million. In addition, gross profit decreased $0.4 million due to an increase in pound sterling exchange rates during the three months ended September 30, 2010 compared to the same period in 2009. Gross margin in our International segment was 3.3% for the three months ended September 30, 2010.

        Segment selling, general and administrative expenses in our International segment increased $2.0 million for the three months ended September 30, 2010 as compared to 2009 primarily due to a $2.2 million decrease of amortization expense of intangible assets recorded during the three months ended September 30, 2009 as a result of a determination in 2009 that we had inappropriately applied authoritative guidance for accounting of intangible assets denominated in foreign currencies.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $9.5 million, or 67%, to $23.6 million for the three months ended September 30, 2010 from $14.1 million for the three months ended September 30, 2009. This increase is primarily attributable to a combination of a reduction of incentive compensation expense of approximately $3.0 million during the three months ended September 30, 2009 due to a projected shortfall of performance targets for 2009 and increases of $2.0 million related to tax contingency losses and $1.2 million related to separation agreements of former employees, recorded during the three months ended September 30, 2010.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $1.1 million, or 39.3%, to $3.9 million for the three months ended September 30, 2010 from $2.8 million for the three months ended September 30, 2009. The increase is mostly attributable to an increase of $1.1 million from our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site in which we have a noncontrolling interest.

Interest expense

        Interest expense increased $27.5 million to $33.8 million for the three months ended September 30, 2010 from $6.4 million for the three months ended September 30, 2009. The increase is primarily attributable to a $19.1 million write-off of deferred financing fees due to the refinance of long term debt during the three months ended September 30, 2010, and an increase in interest rates and outstanding borrowings during the three months ended September 30, 2010 compared to the same period in 2009. In addition, the Company issued $300 million of senior unsecured notes with an interest rate of 10.75% during the three months ended September 30, 2010.

Other income (expense), net

        Other income (expense), net, increased $0.9 million to $1.0 million for the three months ended September 30, 2010 from $0.1 million for the three months ended September 30, 2009. The increase is attributable to $0.7 million increase in the fair value liability of our interest rate collar contract for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and $0.8 million increase in foreign exchange transaction gains recorded for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. These increases were offset by $0.6 million decrease in other interest income for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Income taxes

        For the three months ended September 30, 2010, we recognized income tax of $8.3 million based on an estimated annual effective tax rate of negative 40.2% on our consolidated operations. For the three months ended September 30, 2009, we recognized income tax expense of $1.7 million based on an estimated annual effective tax rate of 22.8% on our consolidated operations. Our negative effective tax rate is the combined result of a pretax book loss for the three months ended September 30, 2010 and having tax expense for the same period. The income tax expense results primarily from having taxable income in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which the Company could not record a tax benefit and the recording of $8.6 million tax expense related to an increase in the valuation allowance for certain existing domestic and foreign deferred tax assets.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Federal Services Segment

        Revenues and cost of revenues in our Federal Services segment increased $45.0 million and $48.7 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Gross profit decreased $3.7 million while gross margin decreased to 9.2% for the nine months ended September 30, 2010 from 12.8% for the nine months ended September 30, 2009 primarily due to increased activity on lower margin contracts.

        Revenues and cost of revenues from our subsidiary, EnergySolutions Performance Strategies, increased $14.9 million and $12.7 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to additional ARRA funding received to support increased environmental remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during the nine months ended September 30, 2010. As a result, gross profit increased $2.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        Revenues and cost of revenues generated by our contract with the DOE to clean up the Atlas mill tailings near Moab, Utah increased $19.0 million and $18.4 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to increased shipments of uranium mill tailings during the nine months ended September 30, 2010. As a result, gross profit increased $0.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        Revenues and cost of revenues for our Uranium Disposition Services, LLC, joint venture increased $2.2 million and $1.4 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to substantial efforts to complete the operational readiness review phase of the project during the nine months ended September 30, 2010. As a result, gross profit increased $0.8 million for the nine months ended September 30, 2010 compared to September 30, 2009.

        Revenues and cost of revenues for our Hanford site operations increased $4.1million and $4.0 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to increased design activities. As a result, gross profit increased $.1 million for the nine months ended September 30, 2010 compared to September 30, 2009.

        Revenue and gross profit from our Salt Waste Processing facility contract increased $1.7 million and $0.4 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to commencement of the construction phase at the facility during the nine months ended September 30, 2010. Cost of revenues increased $1.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to increased subcontractor labor and purchase of materials.

        Revenues for our operations in the Southwest region increased $3.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the award of new contracts for waste characterization, packaging, and disposal of waste in various areas of Los Alamos National Laboratory in northern New Mexico. Cost of revenues increased $3.7 million for the nine months ended September 30, 2010, primarily due to schedule delays. As a result, gross profit decreased $0.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        These increases were offset, in part, by decreases in revenues and gross profit of $1.7 million and $3.1 million, respectively, for the nine months ended September 30, 2010 compared to September 30, 2009, related to engineering and technology support services to the Federal Services group. The decrease is primarily due to a combination of completion of technical and testing support activities to the DOE Waste Treatment Plant in Richland, Washington during the nine months ended September 30, 2010 and a revenue rate adjustment on a major contract during 2009. Cost of revenue increased $1.4 million for the nine months ended September 30, 2010, primarily due to increased costs on fixed price contracts and additional costs incurred on projects due to schedule delays.

        Segment selling, general and administrative expenses in our Federal Services segment increased $0.9 million to $12.6 million for the nine months ended September 30, 2010 from $11.7 million for the nine months ended September 30, 2009. The increase is primarily attributable to higher incentive compensation costs and labor costs incurred during the nine months ended September 30, 2010 compared to the same period in 2009.

Commercial Services Segment

        Revenues and cost of revenues in our Commercial Services segment increased $25.1 million and $22.2 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Gross profit increased $2.9 million while gross margin decreased to 21.5% for the nine months ended September 30, 2010 from 25.2% for the nine months ended September 30, 2009 due primarily to the relative profitability of the major projects being performed in each period.

        On September 1, 2010, we closed the agreement with Exelon to begin the decommissioning work to dismantle the Zion Station. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. During September 2010, after closing, the Company was able to recognize all costs incurred in connection with the execution of the planning phase and work performed on the contract as of September 30, 2010, resulting in increased revenues of $25.2 million and increased costs of revenues of $19.9 million for nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Accordingly, gross profit increased $5.3 million during the nine months ended September 30, 2010.

        Revenues and cost of revenues from our cask leasing division increased $1.9 million and $0.6 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to higher demand and higher margins on new contracts. As a result, gross profit increased $1.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        Revenues and gross profit in our spent fuel operations increased $1.9 million and $0.7 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to increased fuel pool and cleanup activities on a new contract. As a result, cost of revenues increased $1.2 million for the nine months ended September 30, 2010 compared to September 30, 2009.

        These increases were offset, in part, by decreased revenues and gross profit from our commercial decommissioning services of $1.3 million and $3.5 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to completion of work on our Federated Metal project during September 2010. Cost of revenues increased $2.2 million during the nine months ended September 30, 2010, primarily due to increased labor costs incurred in connection with completion of major projects.

        Revenues and cost of revenues related to our large components utility operations decreased $5.6 million and $5.3 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to substantial completion of work on our Duke McGuire and Fermi projects during the nine months ended September 30, 2009. As a result, gross profit decreased $0.3 million for the nine months ended September 30, 2010.

        Segment selling, general and administrative expenses in our Commercial Services segment remained steady at $5.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

LP&D Segment

        Revenues and cost of revenues in our LP&D segment increased $29.1 million and $23.0 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Gross profit increased $6.1 million due to increased volumes of waste processed at our Clive, Utah facility offset by decreased operations at our Bear Creek facility. Gross margin decreased to 34.5% for the nine months ended September 30, 2010 from 37.0% for the nine months ended September 30, 2009, as a result of higher subcontractor costs on major contracts.

        Revenues at our Clive, Utah facility increased $25.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to higher volumes of waste receipts on DOE projects. The increase in DOE waste receipts is in part due to ARRA funding in 2010. Cost of revenues increased $14.8 million due to higher waste taxes on higher receipts, higher mixed waste treatment costs and higher rail transportation costs for the nine months ended September 30, 2010. Accordingly, gross profit increased $10.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        Revenues and cost of revenues related to our manufacturing division increased $5.4 million and $1.7 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a large shipment of manufactured depleted uranium tubes during the nine months ended September 30, 2010. Accordingly, gross profit increased $3.7 million for the three months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        Revenues related to our transportation services increased $4.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to increased shipping activity on major contracts. Cost of revenues related to our transportation services increased $5.0 million due to due to increased subcontractor costs required to support higher shipping activity and higher fuel surcharges. As a result, gross profit decreased $0.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        These increases were offset, in part, by decreased revenues of $4.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 at our Bear Creek, Tennessee facility due to a temporary suspension of operations as a result of an overhead crane failure and an associated employee injury that occurred in February 2010 at the facility. Cost of revenues increased $3.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to higher labor and subcontractor costs related to the development of new processing capabilities and additional costs incurred to investigate the February accident and to develop a remediation plan. As a result, gross profit decreased $7.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        Segment selling, general and administrative expenses in our LP&D segment increased $0.4 million to $6.1 million for the nine months ended September 30, 2010 from $5.7 million for the nine months ended September 30, 2009, primarily due to increased incentive compensation expense during the nine months ended September 30, 2010.

International Segment

        Revenues in our International segment increased $28.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $25.1 million primarily due to increased funding on major projects associated with our Magnox contracts. In addition, revenues increased $3.7 million due to an increase in the pound sterling exchange rates during the nine months ended September 30, 2010 compared to the same period in 2009.

        Cost of revenues in our International segment increased $32.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our cost of revenues, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $29.8 million. In addition, cost of revenues increased $2.2 million due to increase in the pound sterling exchange rates during the nine months ended September 30, 2010 compared to the same period in 2009. Of the $29.8 million increase in cost of revenues, our cost of revenues related to the Magnox contracts increased $29.6 million primarily due to acceleration of work on major projects and increased decommissioning activities during the nine months ended September 30, 2010.

        Gross profit in our International segment decreased $3.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $4.7 million. However, this decrease was offset by a $1.5 million increase due to an increase in pound sterling exchange rates during the nine months ended September 30, 2010 compared to the same period in 2009. Gross profit margin in our International segment was 4.5% for the nine months ended September 30, 2010 compared to 5.1% for the nine months ended September 30, 2009. The decrease in gross profit margin is due to lower efficiency fees recognized from our Magnox contracts with the NDA for the nine months ended September 30, 2010.

        Segment selling, general and administrative expenses in our International segment increased $1.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a $2.2 million decrease of amortization expense of intangible assets recorded during the nine months ended September 30, 2009 as a result of a determination in 2009 that we had inappropriately applied authoritative guidance for accounting of intangible assets denominated in foreign currencies and increased bid and proposal expenses due to work on significant international contract proposals during the nine months ended September 2010.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $8.2 million, or 16.2%, to $58.7 million for the nine months ended September 30, 2010 from $50.5 million for the nine months ended September 30, 2009. This increase is primarily attributable to a combination of a reduction of incentive compensation expense of approximately $3.0 million during the nine months ended September 30, 2009 due to a projected shortfall of performance targets for 2009 and increases of $2.0 million related to tax contingency losses and a $1.6 million increase related to separation agreements of former employees, recorded during the nine months ended September 30, 2010.

Impairment of goodwill and other intangible assets

        In accordance with authoritative guidance for accounting of goodwill, we completed our annual goodwill impairment analysis in the second quarter. As a result of that analysis we recorded a non-cash goodwill impairment charge of $35.0 million during the nine months ended September 30, 2010, to adjust the carrying value of the Federal Services reporting unit down to its estimated fair value. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted long-term growth rates than those projected in the prior year. There was no tax benefit associated with this impairment because the goodwill is not tax deductible.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $4.2 million, or 71.0%, to $10.2 million for the nine months ended September 30, 2010 from $6.0 million for the nine months ended September 30, 2009. The increase is mostly attributable to an increase of $3.5 million from our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site and a $1.2 million increase from our proportional share of income from our LATA/Parallax Portsmouth LLC joint venture, in which we have a noncontrolling interest.

Interest expense

        Interest expense increased $30.6 million, or 140.3%, to $52.4 million for the nine months ended September 30, 2010 from $21.8 million for the nine months ended September 30, 2009. The increase is primarily attributable to a $19.1 million write-off of deferred financing fees due to the refinance of long term debt during the nine months ended September 30, 2010, and an increase in interest rates and outstanding borrowings for the nine months ended September 30, 2010 compared to the same period in 2009. During the nine months ended September 30, 2010, the Company issued $300 million of senior unsecured notes with an interest rate of 10.75%.

Other income (expense), net

        Other income (expense), net, increased $2.7 million to a net other income of $2.0 million for the nine months ended September 30, 2010 from a net other expense of $0.7 million for the nine months ended September 30, 2009. The increase is attributable to a $1.1 million increase in the fair value of our interest rate collar contract for the nine months ended September 30, 2010 compared to a $1.7 million decrease for the nine months ended September 30, 2009.

Income taxes

        For the nine months ended September 30, 2010, we recognized income tax of $12.4 million based on an estimated annual effective tax rate of negative 40.2% on our consolidated operations. For the nine months ended September 30, 2009, we recognized income tax expense of $8.4 million based on an estimated annual effective tax rate of 22.8% on our consolidated operations. Our negative effective tax rate is the combined result of a pretax book loss for the nine months ended September 30, 2010 and having tax expense for the same period. The income tax expense results primarily from having taxable income in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which the Company could not record a tax benefit, the goodwill impairment charge that is not deductible for tax, and the recording of tax expense related to an increase in the valuation allowance for certain existing domestic and foreign deferred tax assets.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of September 30, 2010, our principal sources of liquidity consisted of $89.6 million of cash and cash equivalents and $95.4 million of availability under our $105 million revolving portion of our senior secured credit facility, which is a net of $9.6 million of outstanding letters of credit. As of September 30, 2010 we had no outstanding balances under our revolving line of credit.

        During the nine months ended September 30, 2010, our cash and cash equivalents increased $73.7 million, to $89.6 million. This compares to a decrease in cash and cash equivalents of $27.1 million for the nine months ended September 30, 2009. During the nine months ended

September 30, 2010, we generated $126.2 million in cash from operating activities, which included net losses of $43.0 million and significant non-cash expenses including impairment of goodwill of $35.0 million, write-off of deferred financing costs $19.1 million, depreciation, amortization and accretion expense of $34.4 million and equity-based compensation expense of $8.0 million. Cash flows from operating activities were also provided from increases of $38.8 million in accrued expenses and other current liabilities primarily due to timing of payments to vendors of Magnox contracts in the U.K., increases of $13.3 million in unearned revenues and decreases of $13.4 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts primarily due to collection of funds from customers.

        During the nine months ended September 30, 2010, we had net cash outflows from investing activities of $23.1 million, primarily related to capitalizable software implementation costs and purchase of equipment for the operations at our Clive facility and purchases and sales of our NDT fund investments. Our net cash outflows from our financing activities were $31.5 million for the nine months ended September 30, 2010, primarily related to an offering of $300 million in aggregate principal amount of senior unsecured notes due 2018 and a $560.0 million proceeds from issuance of long term debt under a new senior credit facility, both reduced by debt discounts. These inflows were offset by retirement of long term debt, repayment of long term debt under the senior secured credit facility, cash collateralization of letters of credit obligations, payment of stockholder dividends, payments of debt financing fees and realized losses on settlement of our interest rate derivative contract.

        Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt and for capital expenditures. Following an in-depth review of our uses of capital, we have determined that the capital previously allocated for the payment of common stock dividends would be better utilized for debt reduction and reinvesting in the business to support our internal growth. Therefore, the dividend paid in the third quarter was the last dividend that will be paid under this policy. We believe this policy will improve our ability to deliver financial results that will benefit all of our stockholders.

        We had accumulated benefit obligations related to our pension plans of $3.0 billion as of December 31, 2009. See Note 18 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed March 1, 2010 for a more detailed discussion. Approximately 94% of the accumulated benefit obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox plan. We are required to fund the plan related to our employees of EnergySolutions EU Limited, a wholly-owned subsidiary in the U.K. The plan is currently funded by contributions from us and the employees.

        Although we have no specific plans to do so at this time, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance the purchase of those businesses.

        In August 2010, we refinanced our debt with borrowings under a new senior credit facility and the proceeds of an offering of $300 million in aggregate principal amount of senior unsecured notes due 2018. The new senior secured facility includes a term loan and a revolving credit facility. A portion of the proceeds of the term loan are held in a restricted cash account to provide for cash-collateralized letters of credit. As a result, the Company recorded a $19.1 million write-off of unamortized debt financing fees related to our former credit facilities during the quarter ended September 30, 2010.

        The senior unsecured notes were sold in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and to non-U.S. persons outside the U.S. under Regulation S of the Securities Act. The senior notes are more fully described below under section—Senior Notes).

        We will incur substantial costs associated with the D&D activities for the Zion project. We expect that we will be reimbursed from the decommissioning trust fund for work performed. However, in the event that we do not comply with the contractual requirements included in the Exelon Agreements, we may become subject to additional financial requirements. These additional financial requirements may take the form of not being able to bill the trust fund for work performed, funding the work on the project through our other cash flows, increasing the letter of credit amount established for this project or having the letter of credit drawn down by Exelon.

Capital Expenditures

        We had capital expenditures of $11.6 million and $15.1 million in nine months ended September 30, 2010 and 2009, respectively. The $3.5 million decrease is mostly attributable to decreased purchases of equipment for the Atlas mill tailings contract than for the nine months ended September 30, 2009, offset by purchases of equipment at our Clive facility and capitalizable software implementation costs for the nine months ended September 30, 2010. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities.

Senior Secured Credit Facility

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the "Term Loan") in an aggregate principal amount of $560 million at a discount of 2.5% and a senior secured revolving credit facility (the "Revolving Credit Facility") with availability of $105 million. The revolving portion of the senior secured credit facility includes a sublimit of $100.0 million for letters of credit, of which $9.6 million were issued as of September 30, 2010. The proceeds of the senior secured credit facility were used to: (a) repay outstanding indebtedness under the former credit agreements; (b) collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit; (c) replace synthetic letters of credit issued under the former credit agreements; and (d) provide credit support for obligations acquired under the Exelon Agreements.

        Borrowings under the senior secured credit facility bear interest at a rate equal to:

  •
  Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan,

  •
  Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and

  •
  a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees; in the case of revolving letters of credit.

        "Adjusted LIBOR" is defined as, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBOR, when used in reference to the Term Loan, will at no time be less than 1.75% per annum.

        "ABR" is defined as the highest of (a) the administrative agent's Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBOR from time to time for an interest period of one month, plus 1.00%; provided that ABR, when used in reference to the Term Loan, will at no time be less than 2.75% per annum.

        Borrowings under our senior secured credit facility and former credit facilities bear interest at variable rates. As of September 30, 2010 the interest rate on borrowings under our senior secured credit facility was 6.25%. As of December 31, 2009, the interest rate of borrowings under our former credit facilities was 4.01%.

        The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company's domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions, LLC subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

        The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter, which is equal to 0.25% of the original principal amount of the Term Loan, with the balance being payable on August 13, 2016. As of September 30, 2010, we have $5.6 million of scheduled payments due within the next 12 months.

        In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or (ii) 25% of excess cash flow, if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.75 from the quarter ended September 30, 2010 through the quarter ending December 31, 2010, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2010 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2010, our total leverage and cash interest coverage ratios were 3.61 and 4.25, respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine months ended September 30, 2010 were $11.6 million. As of September 30, 2010, we were in compliance with all of the covenants under our senior secured credit facility.

        During the nine months ended September 30, 2010 and 2009, we made principal repayments totaling $1.4 million and $47.6 million, respectively. During the nine months ended September 30, 2010 and 2009, we made cash interest payments of $20.6 million and $18.5 million, respectively. In addition, during the nine months ended September 30, 2010 we paid fees of approximately $23.2 million to the lenders to obtain the new credit agreements, which are being amortized over the remaining term of the senior secured credit facility. Also, during the nine months ended September 30, 2010, we recorded a $19.1 million write-off of deferred financing fees as a result of retirement of our previous debt.

Senior Notes

        On August 13, 2010, we completed a private offering of $300 million 10.75% Senior Notes due 2018 (the "Notes") at a discount of 1.3%. The Notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The Notes rank in equal right of payment to all existing and future senior debt and to all future subordinated debt.

        At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus an applicable make-whole premium, as of, and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after August 15, 2014, we may redeem all or a portion of the Notes at the following redemption prices during the 12-month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

Period	Redemption Price
2014	105.375%
2015	102.688%
2016 and thereafter	100.000%

        The Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The Notes and the related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The Notes will also be structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the Notes.

        If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder's Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase.

        The Indenture contains, among other things, certain covenants limiting our ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur liens; sell assets and subsidiary stock; transfer all or substantially all of our assets or enter into a merger or consolidation transactions; and enter into transactions with affiliates.

        In connection with the sale of the Notes, we entered into a registration rights agreement, dated August 13, 2010 (the "Registration Rights Agreement"), with the representative of the initial purchasers of the Notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the Notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the Notes if the exchange offer is not consummated within the required time period stated in the Registration Rights Agreement.

        The senior notes have not been registered under the Securities Act, and unless so registered, may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. This disclosure should not constitute an offer to sell or the solicitation of an offer to buy any securities that may be offered as part of the refinancing transactions, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Off Balance Sheet Arrangements

        As of September 30, 2010, we have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

        As of September 30, 2010, we had outstanding floating-rate term loans of $558.6 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior unsecured notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of September 30, 2010, which is 54.7% of our total outstanding term loans, we were not required to enter into new hedge agreements. However, we retained the interest rate collar agreement required under our former credit facilities for the aggregate notional amount of $200.0 million until its maturity date on January 1, 2011. As of September 30, 2010, the fair value liability of our interest rate collar agreement was approximately $0.6 million.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of September 30, 2010, we had $324.2 million in letters of credit issued under our senior secured credit facility. As of September 30, 2010, we had $2.9 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of September 30, 2010, the closure and post-closure state regulatory requirements for our facilities were $143.6 million, which amount is not determined on the same basis as the ARO, calculated under authoritative accounting guidance for AROs.

Critical Accounting Policies

        This management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed on March 1, 2010.

Accounting for the Exelon Transaction

        The plant assets acquired under the Exelon Agreements are radioactively contaminated assets that are in a shut-down state and have no future use and will be processed as waste and disposed of as part of the D&D activities. Thus, the acquired assets have no fair value. The NRC license, transferred to ZionSolutions from Exelon, allows ZionSolutions to perform the D&D activities and manage the spent nuclear fuel that is still on site for the duration of the project. Similar to the tangible assets, we do not believe there is assignable value associated with the NRC license as we are unable to sell, assign or transfer the license to another party. Further, while the license covers activities such as operating the power plant, the plant is non-operable and shut-down.

        As the owner of the plant assets and NRC license, we have assumed an ARO related to the decommissioning of the site and obtained a controlling interest in the trust fund which will be used solely to pay the costs of the D&D activities. Accordingly, we have recorded each of these items in our balance sheet. In addition, under the terms of the Exelon Agreements, we have an obligation to return any excess funds in the trust fund to Exelon. The excess is defined as any remaining balance in the trust fund after ZionSolutions has been reimbursed for all of its costs, including contractually agreed upon profit, for the D&D activities associated with Zion Station (the "Zion Station ARO"). Accordingly, we have recorded this excess as a payable to Exelon which is included in other noncurrent liabilities in the consolidated balance sheets. This payable will fluctuate based upon changes in value of the trust fund and the changes to the Zion Station ARO.

        We will account for the Zion Station ARO according to our current accounting policies related to asset retirement obligations, except for the presentation of the gain associated with the Zion Station ARO settlement as services are performed. This gain will be included in revenue. For further details see Note 9—Facility and Equipment Decontamination and Decommissioning.

        The decommissioning trust fund (further described in Note 4—Trust Fund Investments) is recorded at fair value as described in Note 5—Fair Value Measurements.

        We have made a formal submission to the SEC requesting preclearance of our proposed accounting treatment for the Zion Station ARO. There is no assurance that the SEC's review will result in the proposed accounting treatment. Therefore, we may be required to file an amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 to reflect any change in our financial statements resulting from different accounting treatment from that proposed above.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of September 30, 2010, we had outstanding floating-rate long-term debt of $558.6 million, of which $5.6 million is currently due within the next year. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior unsecured notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of September 30, 2010, which is 53.7% of our total outstanding term loans, we were not required to enter into new hedge agreements. However, we retained the collar interest rate agreement required under our former credit facilities for the aggregate notional amount of $200.0 million until its maturity date on January 1, 2011. As of September 30, 2010, the fair value liability of our interest rate collar agreement was approximately $0.6 million.

        A hypothetical interest rate change of 1% on our senior secured credit facility would have changed interest expense for the nine months ended September 30, 2010 by approximately $5.6 million. In addition, a hypothetical interest rate change of 1% on our collar agreement would have changed the fair value of the interest rate collar at September 30, 2010 by approximately $0.6 million. Changes in market interest rates would impact the fair value of our long-term obligations. As of September 30, 2010, we had outstanding term loans with carrying amounts of $558.6 million with an approximate fair value of $523.4 million.

        We have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2010, would cause a change in consolidated net assets of approximately $14.0 million and a change in gross profit of approximately $2.8 million, primarily due to pound sterling-denominated exposures.

        We maintain a NDT fund to fund the decommissioning of the Zion Station nuclear plants. Our NDT fund is reflected at fair value on our condensed consolidated balance sheets. As of September 30, 2010, we had outstanding net investments with carrying amounts of $812.1 million with an approximate fair value of $830.3 million. The mix of securities in the trust fund is designed to provide returns to be used to fund decommissioning and to compensate us for inflationary increases in decommissioning costs; however, the equity securities in the trust fund are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 25 basis points would have changed the fair value of the NDT fund investments by approximately $8.1 million.

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

Changes in Internal Control Over Financial Reporting

        During the first quarter of 2010, we implemented an enterprise resource planning ("ERP") system in our U.S. operations. Throughout the ERP system stabilization period, which we expect to last into mid-2011, we will continue to improve and enhance our system of internal control over financial reporting. Our current system of internal control over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

PART II

Item 1.    Legal Proceedings.

        On February 23, 2010, we executed a framework agreement with Sogin, SpA ("Sogin"), the Italian state-owned utility company, to provide decontamination and decommissioning ("D&D") and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. In connection with this work, we had previously applied to the Nuclear Regulatory Commission ("NRC") to import material from Italy, to process it at our facility in Tennessee, dispose of the residual material at our Clive, Utah facility, and to export to Italy any material that could not be disposed of at Clive. We believe that our import and export license applications were consistent with all applicable laws and regulations and with past practices. Although the Italian material to be processed (metals, paper and clothing) is the same type of material that we routinely process for our domestic nuclear industry customers, our proposal to import this material from Italy generated local and national expressions of opposition. We recently made arrangements to return any of the residual waste material for disposal in Italy. Accordingly, we recently withdrew our request to the NRC for the import and export licenses and plan to submit new license applications to perform this work.

        The NRC has issued numerous licenses over the past 10 years allowing the importation of low-level radioactive waste ("LLRW") to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom ("U.K."). Although the States of Tennessee and Utah confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those states, the then-Governor of Utah announced on April 23, 2008 that Utah would vote against any proposal that would allow us to receive international waste at our Clive facility at the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the "Northwest Compact").

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

        On October 6, 2008, the NRC ordered the proceeding on our pending import and export license applications held in abeyance until the Declaratory Judgment Action has been resolved by the Courts. On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the "District Court Order") finding that the Northwest Compact has no authority over, and therefore cannot restrict the flow of out-of-region waste to, our facility in Clive, Utah. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in our favor on June 17, 2009. The defendants in the Declaratory Judgment Action have appealed the judgment to the U.S. Circuit Court of Appeals for the 10th Circuit. On November 9, 2010, the U.S. Circuit Court of Appeals for the 10th Circuit ruled that the Northwest Compact is statutorily and constitutionally permitted to exercise exclusionary authority over the Clive, Utah facility.

        On July 23, 2010, we withdrew our applications to the NRC for the import and export licenses, and requested that the NRC dismiss the pending proceeding. We plan to submit new license applications that would provide that any residual waste material produced from the processing of Italian material would be returned to Italy and would not be disposed of in the United States.

        On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees' Retirement System vs. EnergySolutions, Inc. et al., was filed in the U.S. District Court for the Southern District of New York (the "Court"), Civil Number 09 CV 8633, and on October 12, 2009 a second complaint was filed in the same court captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil Number 09 CV 8648 (the "Related Actions"). On February 18, 2010 the Court consolidated the Related Actions and appointed the lead plaintiff. On April 20, 2010 the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., current and prior directors, certain officers, the lead underwriters in our initial public offering ("IPO") in November 2007 and the secondary offering in July 2008 (the "July 2008 Offering") and ENV Holdings, LLC, our former parent. The consolidated amended complaint alleges that the registration statements and prospectuses for the IPO and the July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein regarding the potential size of the nuclear services market, our ability to take advantage of opportunities in that market in the near term, the status and prospects of our rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, the status and prospects of our license stewardship initiative, and other matters. The consolidated amended complaint seeks to include all purchasers of our common stock from November 14, 2007 through October 14, 2008 as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 Offering, and such other relief as the court may find just and proper. On June 18, 2010, the defendants filed their motion to dismiss the consolidated amended complaint. Rather than oppose the defendants' motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding the allegations in the consolidated amended complaint and adding new allegations regarding the Company's life of plant agreements and the integrity of the revenue and earnings forecasts in the IPO and the July 2008 Offering registration statements and prospectuses. On September 17, 2010, the defendants filed their motion to dismiss the second consolidated amended complaint.

        On August 25, 2010, a shareholder derivative action was filed in the District of Utah alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant and various current and prior directors and officers. The underlying facts alleged in the derivative complaint are substantively the same as those in the second consolidated amended complaint in the class-action lawsuit.

        On October 8, 2010, another shareholder derivative action was filed in the New York state court alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant, certain prior directors, ENV Holdings, LLC and Lindsay Goldberg & Bessemer, L.P. The underlying facts alleged in this derivative complaint are substantively the same as those in the second consolidated amended complaint in the class-action lawsuit.

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

        Opposition by third parties can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. Adverse public reaction to developments in the use of nuclear power or the disposal of radioactive materials could directly affect our customers and indirectly affect our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more, contributing to the result that no new reactor in the U.S. has been ordered since the 1970s. Adverse public reaction and the perceived risks associated with nuclear power and radioactive material also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

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

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of LLRW in the U.S. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility. In addition, access to the facility is limited, and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility. Our Clive facility is highly regulated and subject to extensive licensing and permitting requirements and continuous air and ground water monitoring. Changes in federal, state or local regulations, or changes in the interpretation of those regulations can affect our ability to operate the facility.

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

  •
  our contract with the Nuclear Decommissioning Authority ("NDA"), under which we generally recognize most efficiency fees in the first and fourth calendar quarter of each year;

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

        For the nine months ended September 30, 2010, we derived 58.3% of our revenues and 17.9% of our segment operating income from our operations outside of North America. For the nine months ended September 30, 2009, we derived 62.2% of our revenues and 22.2% or our segment operating income, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues and operating income. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

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

        One or a few government and commercial customers have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, the NDA accounts for virtually all of our revenues in the International segment (which is our largest segment based on 2009 revenues). For the nine months ended September 30, 2010, 58.2% of our revenues were from contracts funded by the NDA. For the nine months ended September 30, 2009, 62% of our revenues were from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the nine months ended September 30, 2010, 16.7% of our revenues were from contracts funded by the DOE. For the nine months ended September 30, 2009, 14.9% of our revenues were from contracts funded by the DOE. Our business strategy and hence profitability and operations rely on our ownership of disposal facilities, including in particular our Clive facility. A significant amount of our revenues are derived from large one-time projects. All of the foregoing subjects us to the risk that the termination or expiration of a significant contract, the loss of a significant customer, the loss of a strategic asset or the lack of new job awards could have a materially adverse effect on our business, and we may be particularly sensitive to significant fluctuations in our revenues, liquidity and profitability as a result. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have a materially adverse effect on our business and results of operations.

We may fail to win re-bids in the U.K. for the Magnox North and Magnox South decommissioning contracts currently held by our subsidiary EnergySolutions EU Limited.

        The NDA contracts (the "Magnox Contracts") held by EnergySolutions EU Limited through its subsidiaries, Magnox North Limited and Magnox South Limited, in relation to the Magnox North sites and the Magnox South sites (the "Magnox Sites") currently extend through March 31, 2012 at which point the NDA has the ability to exercise its discretion and extend the contracts for a period that we believe will be 12 months. During the contract year ended March 31, 2010, we recognized revenues of $1.0 billion from these contracts. For the nine months ended September 30, 2010, 58.2% of our revenues were generated from the Magnox Contracts. For the nine months ended September 30, 2009, 62.0% of our revenues were generated from the Magnox Contracts. Based on the NDA's announced bid schedule, we currently expect these contracts to be awarded in late 2012 for a term beginning in April 2013. If the Magnox Contracts or other material contracts which we have been awarded are re-bid, we expect the competition to be intense, and our failure to win the re-bid would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner could reduce the profits accruing to us from these contracts.

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

        Large government contracts become available for bidding on an infrequent basis. Our business strategy includes bidding on government contracts, including as a lead prime contractor or in a consortium for a prime contract. We expect to bid on a significant portion of the approximately $17.5 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, independently or as part of a consortium, we will be competing directly with a number of large national and regional nuclear services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

Investor lawsuits could adversely affect our business and financial position.

        Two purported class-action lawsuits were filed against us in October 2009. In February 2010, the lawsuits were consolidated and a lead plaintiff was named. The lawsuit names EnergySolutions, Inc., our current and prior directors, certain of our officers, the lead underwriters in our initial public offering and the July 2008 registered public offering and ENV Holdings LLC, our former parent, as defendants. The lawsuit alleges that the registration statements and prospectuses for the two offerings contained inaccurate statements of material facts and omitted material information required to be disclosed therein. The lawsuit seeks to certify a class consisting of all purchasers of our stock from November 14, 2007 through October 14, 2008. Our stock price varied from approximately $27.85 to $5.64 during that period. There may be additional similar lawsuits filed in the future.

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

        In addition, two shareholder derivative actions have been filed against us. On August 25, 2010, a shareholder derivative action was filed in the District of Utah against EnergySolutions, Inc., and various current and prior directors and certain of our officers. On October 8, 2010, another shareholder derivative action was filed in the New York state court against EnergySolutions, Inc., certain prior directors, ENV Holdings LLC, our former parent, and Lindsay Goldberg & Bessemer, L.P. Both derivative complaints allege breach of fiduciary duty against the defendants. The underlying facts in both of the derivative complaints are substantively the same as those in the purported class-action lawsuit.

We may incur regulatory fines or lose our NDA contract fees if a significant accident were to occur at the power generating facilities.

        Under the Magnox Contracts, we manage 22 nuclear reactors, four of which are currently operating, for the NDA. The management and operation of such facilities subjects us to various risks including, potential harmful effects on the environment and human health, resulting from the operation of nuclear reactors and related facilities and the storage, handling and disposal of radioactive materials, and limitations on the amounts of types of insurance commercially available to cover losses that might arise in connection with operating nuclear reactors and related facilities.

        We are required to meet licensing and safety-related requirements imposed by the NDA and other regulatory agencies in the U.K. In the event of non-compliance, the NDA or other regulatory agencies may increase regulatory oversight, impose fines, and/or shut down a facility, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by regulatory agencies could necessitate capital expenditures, as well as proportionate assessments against us to cover third-party losses.

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

        We currently benefit from net operating loss carry-forwards and research and development credits to reduce our overall tax rate. The expiration of the net operating loss carry-forwards, our inability to qualify for future tax credits or changes in governing rules and regulations could result in a material increase in our taxes and an increase in our effective tax rate. We may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations.

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

Our Exelon transaction will expose us to significant financial risks.

        Under our license stewardship initiative we will assume the D&D obligations of owners of shut-down nuclear reactors or other nuclear facilities. We anticipate the costs of this process will be paid exclusively from the decommissioning trust fund of the related facility. We would commit to undertake a particular arrangement only if we believed the decommissioning trust fund would be sufficient to fund the D&D activities. However, if we fail to appropriately manage the investment of the trust fund, to achieve a targeted return, or such funds are adversely affected by market conditions or investment returns, there may not be sufficient funds in the trust to complete the obligations we have assumed. Moreover, the costs of decommissioning could exceed the amounts in the trust fund, and we may not be able to draw from other sources of funds, including funds from our other operations, to meet the costs of the project. Any of these outcomes would expose us to significant financial risk.

        The transaction with Exelon Generation Company LLC ("Exelon") is the first of its kind and, therefore, required extensive assurances. The Exelon transaction is expected to prove the license stewardship initiative as a viable model, such that other utility companies will not require as many layers of financial assurance. The transaction with Exelon establishes a series of financial consequences intended to ensure that decommissioning trust funds do not fall below projected completion costs (a "Deficiency"). Whenever there is a Deficiency, ZionSolutions, LLC ("ZionSolutions") must defer collection of invoices from the trust fund ("deferred receivables") until the Deficiency is resolved. EnergySolutions, LLC and EnergySolutions, Inc. guaranteed ZionSolutions' performance. If the deferred receivables reach $50 million, ZionSolutions must defer withdrawals from the trust fund or EnergySolutions, LLC must extend a loan to ZionSolutions or contribute capital to ZionSolutions such that the ZionSolutions' own deferred receivables do not exceed $50 million. Deferral of receivables may also be triggered (up to, but not greater than, $5 million per month), if ZionSolutions fails to achieve certain milestones, subject to force majeure or schedule extension conditions. With respect to any deferral of receivables, such receivables may be collected when the Deficiency is resolved or the milestone is achieved, as applicable. In addition, additional rent under the lease with Exelon may be required if substantial completion of the D&D activities is not achieved within ten years, subject to force majeure or applicable schedule extension conditions. Such additional rents would be $200,000 per month for the first year of delay, $800,000 per month for the second year of delay, $1,250,000 per month for the third year of delay, and $1,750,000 per month for the fourth year of delay and beyond. As discussed above, the Exelon transaction also includes financial assurances behind the deferral of receivables and additional rents. These include a $200 million letter of credit (the proceeds of which may only be used for decommissioning), a pledge of the ZionSolutions equity to Exelon, and a disposal easement at EnergySolutions' Clive, Utah facility.

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

        Our Logistics, Processing and Disposal ("LP&D") segment's results of operations may be affected by the decisions of our commercial customers to store radioactive materials on-site, rather than contract with us to transport, process and dispose of their radioactive materials. There has been little regulatory, political or economic pressure for commercial utilities and power companies to dispose of radioactive materials at off-site facilities. Some of these commercial entities have the ability to store radioactive materials generated by their operations on-site, instead of contracting with an outside service provider to transport, process and dispose of the radioactive materials at an off-site location, such as our Clive facility. The decision to store radioactive materials on-site rather than contracting to dispose of them at an off-site facility may be influenced by the accounting treatment for radioactive materials. Currently, the liability for the disposal of radioactive materials stored on-site may be capitalized on the owner's balance sheet and amortized over the expected on-site storage period. In contrast, radioactive materials shipped off-site for disposal are expensed during the period in which the materials are shipped off-site. The NRC has rejected our proposal to undertake an amendment of current NRC rules to permit operators of nuclear reactors to access decommissioning funds for transportation and disposal of retired large components of currently operating nuclear power plants. We will continue to work with the NRC to request, on a case-by-case basis, that operators of these nuclear reactors be permitted to access decommissioning funds for transportation and disposal of retired large components. The NRC's refusal to grant such requests could have an adverse impact on the prospects for our Commercial Services and LP&D segments.

Although we have entered into a license stewardship arrangement with Exelon and closed that transaction, we may not be successful in entering into other license stewardship arrangements with owners and operators of shut-down nuclear reactors.

        We continue to market our license stewardship solution to the owners and operators of shut-down nuclear reactors in SAFSTOR or monitored storage. Although we believe that our license stewardship initiative is an attractive alternative to deferring decommissioning and related risks to the reactor owner, the following factors may adversely affect our license stewardship initiative:

  •
  owners and operators of shut-down nuclear reactors have the option of maintaining their reactors in SAFSTOR or monitored storage, allowing their decommissioning trust fund to grow and eventually pursue a D&D program in the future;

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

        Our operations require the services of highly qualified executive personnel, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction in the U.S. since the mid-1970s, there have been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science-based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. Also, the Company has continued to realign senior management to reflect ongoing changes in business opportunities, priorities and strategies. As part of the realignment, several of our executive officers and members of senior management are no longer with the Company. We face increasing competition and expense to attract and retain management and other qualified personnel. Loss of key personnel or failure to attract qualified management and other personnel could have an adverse effect on our ability to operate our business and execute our business strategy.

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

        Based on the goodwill impairment analysis performed as of the beginning of the second quarter of 2010, which included the use of a discounted cash flow models, we determined that an indicator of impairment existed for the Federal Services reporting unit. Upon completion of Step 2 which included an assessment of fair value of all assets and liabilities of the reporting unit we concluded that the goodwill within our Federal Services reporting unit was impaired and recorded a non-cash goodwill impairment charge of $35.0 million in the second quarter. In addition, in conjunction with this analysis, we determined that an indicator of impairment existed with regard to the intangible assets of the Federal Services reporting unit. As such, we initiated an evaluation of these intangible assets in accordance with applicable accounting guidance. We completed our analysis of these intangible assets in the quarter ended September 30, 2010. We compared the carrying amount of the intangible assets to the estimated undiscounted future cash flows expected to be generated by the intangible assets. The undiscounted future cash flows exceeded the carrying value; therefore, no impairment charge was required to be recorded.

        As of September 30, 2010, we had $483.4 million of goodwill and $291.1 million of finite-lived intangible assets, which collectively represented 29% of our total assets of $2.7 billion as of September 30, 2010.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of September 30, 2010, we had outstanding debt balances of $558.6 million under our senior secured credit facility and $300 million under our senior unsecured notes. Our substantial debt could have important consequences to us, including the following:

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

        Borrowings under our senior secured credit facility bear interest at variable rates. As of September 30, 2010, the interest rate of our term-loan and revolving letter of credit facilities was 6.25%. At this rate and assuming an outstanding balance of $558.6 million as of September 30, 2010, our annual debt service obligations would be $40.5 million, consisting of $34.9 million of interest and $5.6 million of scheduled principal payments. Based on the amount of debt outstanding and the interest rate at September 30, 2010, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.6 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

        Outstanding balances under our senior unsecured notes due 2018 earn interest at a 10.75% fixed interest rate. At this rate and assuming an outstanding balance of $300.0 million as of September 30, 2010, our annual debt service obligations would be $32.3 million. Based on the amount of outstanding debt and its fixed interest rate we must use a substantial portion of our cash flow from operations to pay interest and other fees associated with these notes and we may redeem all or a portion of the notes, which could reduce the funds available to us for other purposes and could significantly increase our debt.

The agreements governing our debt restrict our ability to engage in certain business transactions.

        The agreements governing the senior secured credit facility restrict our ability to, among other things, engage in the following actions, subject to limited exceptions:

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

  •
  make capital expenditures; and

  •
  transfer or sell assets.

The agreements governing our senior secured credit facility contain financial covenants which we may not meet with our future financial results.

        Our senior secured credit facility contains financial covenants requiring us to maintain specified maximum leverage and minimum cash interest coverage ratios. The results of our future operations may not allow us to meet these covenants, or may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Our failure to comply with obligations under our senior secured credit facility, including satisfaction of the financial ratios, would result in an event of default under the facilities. A default, if not cured or waived, would prohibit us from obtaining further loans under our senior secured credit facility and permit the lenders thereunder to accelerate payment of their loans and withdraw the letters of credit which support our bonding obligations. If we are not current in our bonding obligations, we may be in breach of our contracts with our customers, which generally require bonding. In addition, we would be unable to bid or be awarded new contracts that required bonding. If our debt is accelerated, we currently would not have funds available to pay the accelerated debt and may not have the ability to refinance the accelerated debt on terms favorable to us or at all particularly in light of the tightening of lending standards as a result of the ongoing financial crisis. If we could not repay or refinance the accelerated debt, we would be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration or insolvency would likely have a material adverse effect on the market value of our common stock.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon regarding the decommissioning of Zion Station, we delivered a $200 million letter of credit to Exelon relating to our present and future obligations. This letter of credit may be drawn upon the occurrence of one of the following conditions (i) our failure to maintain the required letter of credit from a qualified financial institution, (ii) our bankruptcy or the bankruptcy of ZionSolutions, our subsidiary that will provide decommissioning services to Exelon, (iii) the cessation by ZionSolutions to provide all or substantially all decommissioning services for a period of longer than one year, (iv) our failure to make a payment pursuant to our guarantee of ZionSolutions' obligations, or (v) ZionSolutions' failure to use diligent efforts to perform services according to the agreed schedule.

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

We may not be successful in executing our business strategies.

        We must be successful in executing long-term strategic plans and opportunities which include winning new business from our government and commercial customers and in diversifying our business into other areas that allow us to exploit our core competencies. If we are not successful in these endeavors, we may not achieve our financial goals.

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

        We may not be able to identify suitable acquisition targets or negotiate attractive terms in the future. In addition, our ability to complete acquisitions is limited by covenants in our senior secured credit facility and other credit arrangements and by our financial resources, including available cash and borrowing capacity. Given the serious decline in our stock price and tight debt markets, we may be unable to make acquisitions. If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

        In connection with our initial public offering in November 2007, we became obligated to file with the Securities and Exchange Commission ("SEC") annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange ("NYSE") and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to, among other things:

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

Item 6.    Exhibits.

10.15	Credit Agreement, dated as of August 13, 2010, among Energy Solutions , Inc., Energy Solutions , LLC, as borrower, the guarantors named therein, and JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse AG and Citibank, N.A., as syndication agents, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the other lenders party thereto. (Incorporated by reference to exhibit 4.3 to Form 8-K filed August 16, 2010)
10.16
Indenture, dated August 13, 2010, among Energy Solutions , Inc., Energy Solutions , LLC, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to exhibit 4.1 to Form 8-K filed August 16, 2010)
10.17
Registration Rights Agreement, dated August 13, 2010, among Energy Solutions , Inc., Energy Solutions , LLC, the guarantor parties thereto and J.P. Morgan Securities Inc., as representative of the initial purchasers. (Incorporated by reference to exhibit 4.2 to Form 8-K filed August 16, 2010)
3.1.	Amendment 1 to the Credit Agreement dated August 13, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of November, 2010.

ENERGYSOLUTIONS, INC.
By:	/s/ WILLIAM R. BENZ William R. Benz Interim Chief Financial Officer