Form 10-K
period 2010-12-31
EnergySolutions, Inc.
filed 2011-03-31
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, was approximately $450 million based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 31, 2011, 88,759,050 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Sections of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2011, namely: "Compensation Discussion and Analysis," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions and Director Independence" and "Principal Accounting Fees and Services," are incorporated in this Form 10-K by reference under Part III.

ENERGYSOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2010

GLOSSARY OF DEFINED TERMS

        The following defined terms are used throughout this Annual Report on Form 10-K.

ABR	Alternate Base Rate
AEA	Atomic Energy Act of 1954, as amended
ARO	Asset Retirement Obligation
ASX	Autosampling Pneumatic Transfer System
BNGA	BNG America LLC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
D&D	Decontamination and Decommissioning
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
ETTP	East Tennessee Technology Park
ERA	Energy Reorganization Act of 1974
HBPP	Humboldt Bay Power Plant
HSE	Health and Safety Executive
HSWA	Hazardous and Solid Waste Amendments of 1984
ISFSI	Independent Spent Fuel Storage Installations
LANL	Los Alamos National Laboratory
LIBOR	London Interbank Offer Rate
LLRW	Low-Level Radioactive Waste
M&O	Management and Operation
MLLW	Mixed Low-Level Waste
MODP	Magnox Optimized Decommissioning Program
NDA	U.K. Nuclear Decommissioning Authority
NII	HM Nuclear Installations Inspectorate
NORM	Naturally Occurring Radioactive Material
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYSE	New York Stock Exchange
ORNL	Oak Ridge National Laboratory
OSHA	Occupational Safety and Health Administration
PRS	Paducah Remediation Services, LLC
RCRA	Resource Conservation and Recovery Act of 1976
REA	Request for Equitable Adjustment
RFP	Request for Proposal
RSA 1993	Radioactive Substances Act 1993
RSMC	Reactor Sites Management Company
SAFSTOR	Safe Storage (nuclear plant in retirement)
SEC	U.S. Securities and Exchange Commission
SEPA	Scottish Environment Protection Agency
SMUD	Sacramento Municipal Utility District
SRLY	Separate Return Loss Year
SRS	Savannah River Site
TCEQ	Texas Commission on Environmental Quality
TDEC	Tennessee Department of Environment and Conservation
TSCA	Toxic Substances Control Act
USEC	United States Enrichment Corporation
WCS	Waste Control Specialists
WRPS	Washington River Protection Solutions LLC

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

        References herein to "EnergySolutions," the "Company," "we," "us" or "our" refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

 EXPLANATORY NOTE REGARDING RESTATEMENT OF INTERIM FINANCIAL INFORMATION

        This Annual Report on Form 10-K for the fiscal year ended December 31, 2010, includes disclosures regarding a restatement of the previously reported unaudited condensed consolidated financial statements for the quarter ended September 30, 2010. The disclosures regarding the effects of this restatement are located in selected quarterly financial data in Part II, Item 6 of this Annual Report on Form 10-K.

        As previously announced, we submitted to the Securities Exchange Commission ("SEC") a preclearance letter requesting concurrence with our proposed accounting treatment for the Zion Station transaction which closed on September 1, 2010, to decommission Exelon's nuclear power plant in Zion, Illinois. (For discussion of this transaction and the related accounting see Managements Discussion and Analysis of Financial Condition and Results of Operations located in Part II item 7, of this Annual Report on Form 10-K.) The Zion Station transaction is a first-of-its-kind approach to decommissioning developed by EnergySolutions, involving accounting treatment for portions of the arrangement that is without prior authority or precedent. The discussions with the SEC continued until late March 2011. As a result of those discussions, we revised our initial accounting model for the Zion Station transaction and, accordingly, we have restated our previously reported balance sheet and results of operations as of and for the quarter ended September 30, 2010.

        The accounting methodology we will utilize for the transactions related to our Zion Station decommissioning and decontamination efforts includes recording the following balances at the inception of the project: nuclear decommissioning trust fund, deferred revenue, deferred tax liability, asset retirement obligation, and deferred costs. The impact for transactions related to the asset retirement obligation will be included within cost of revenue and earnings or losses from the trust fund investments will be included in other income (expense) in the consolidated statement of operations. We have determined that we should restate our previously presented condensed consolidated financial statements as of and for the quarter ended September 30, 2010 because we did not record the deferred revenue or deferred cost balances related to this transaction on the balance sheet or the accretion expense, the asset retirement obligation settlement gain or the earnings on the trust fund investments within the statement of operations, due to the previously proposed model. We also determined that the planning contract we had entered into to perform certain activities prior to the closing of the transaction with Exelon was part of a multiple element arrangement and its previously recognized gross margin of $5.1 million should be deferred and recognized over the duration of the project. (See Selected Quarterly Financial Data for additional details regarding the restatement)

 PART I

Item 1.    Business

Overview

        We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D"), operation of nuclear reactors, logistics, transportation, processing and low-level radioactive waste ("LLRW") disposal. We also own and operate strategic processing and disposal facilities that complement our services and uniquely position us to provide a single-source solution to our customers.

        We derive almost 100% of our revenue from the provision of nuclear services, and we believe that virtually every company or organization in the United States ("U.S.") that holds a nuclear license uses our services or facilities, directly or indirectly. Our government customers include the U.S. Department of Energy ("DOE"), U.S. Department of Defense ("DOD") and United Kingdom ("U.K.") Nuclear Decommissioning Authority ("NDA"). Our commercial customers include many of the largest owners and operators of nuclear power plants in the U.S., including Constellation Energy Group, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation, and Florida Power & Light Company. We have entered into long-term arrangements, which we refer to as "life-of-plant" contracts, with nuclear power and utility companies that own and/or operate 84 of the 104 operating nuclear reactors in the U.S. Under these life-of-plant contracts, we have typically agreed to process and dispose of substantially all LLRW and mixed low-level waste ("MLLW") generated by our customers' nuclear power plants, and ultimately the waste materials generated from the decontamination and decommissioning of those plants. Our commercial customers also include hospitals, pharmaceutical companies, research laboratories, universities with research reactors, industrial facilities, and other commercial facilities.

        We operate strategic facilities designed for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. According to the U.S. Government Accountability Office, our facility in Clive, Utah is the largest privately owned LLRW disposal site in the U.S. and currently handles over 95% of all commercial LLRW disposal volume in the country. We estimate that LLRW accounts for more than 90% of the volume but less than 1% of the radioactivity of all radioactive by-products. We also manage ten sites in the U.K. with 22 reactors for the NDA, of which four are currently operating and producing electricity and 18 are in various stages of decommissioning. We have a comprehensive portfolio of nuclear processing technology and know-how, supported by approximately 280 patents that we own or are licensed to use. As of December 31, 2010, we had more than 5,000 employees, including more than 1,000 scientists and engineers and 250 radiation and safety professionals. Approximately 3,500 of our employees are located at the ten sites we manage in the U.K. We also manage approximately 160 employees at various DOE sites. We have received multiple awards for our safety record.

        We provide nuclear services to government and commercial customers in the U.S. and internationally primarily through four reporting segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"); and International. When a project involves the provision of specialized on-site nuclear services as well as processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, coordinates with our Logistics, Processing and Disposal ("LP&D") segment to provide those specialized services. We actively seek to minimize contract risk across segments and, in 2010, approximately 96% of our revenue was derived from cost-reimbursable or unit-rate contracts.

Our Segments

        EnergySolutions is a solution-oriented company that helps its customers solve the complex challenges posed by the management and use of hazardous and nuclear materials. We provide a broad range of nuclear services to government and commercial customers through our Federal Services, Commercial Services, LP&D, and International segments.

Federal Services

        We derive revenue from U.S. government customers for the management and operation ("M&O") of DOE facilities and the clean-up of sites and facilities under the federal government's control that are contaminated by hazardous or radioactive materials. The services we provide to our government customers include the on-site characterization, processing, sorting, segregation, packaging, transportation, management and disposal of classified and unclassified solid and liquid LLRW, MLLW and other special wastes. Our licensed technologies are used for the processing of high-level radioactive waste, and as a result, we participate as part of consortia that manage the nation's high-level radioactive waste inventories at a number of government sites.

        Our work includes the development of processes, engineering, fabrication and operation of facilities to reduce the hazards posed by high-level radioactive waste pending final disposition in a national geological repository. In addition, we derive revenue from the provision of D&D, processing and disposal services to the DOD, including the environmental restoration of contaminated federal sites, the decontamination of classified equipment, and the decontamination and recycling of materials for re-use in nuclear applications. We also manage site operations of federal facilities as part of a number of our contracts.

        Our government work involves providing customized waste management solutions, D&D of high hazard nuclear facilities, environmental remediation of federal sites contaminated by hazardous and radiological waste, and the deployment of our engineering and technology-based expertise to meet these kinds of challenges throughout the federal government. Our primary emphasis to date has been for the clean-up of sites at major DOE facilities, such as Richland, Washington; Oak Ridge, Tennessee; Savannah River, South Carolina; Idaho Falls, Idaho; Los Alamos, New Mexico, and Piketon, Ohio. Our contract role for government customers is either under Tier 1 or Tier 2 contract arrangements. Under a Tier 1 contract, we typically provide services as an integrated member of a prime contract team either as a joint venture owner or as an integrated team subcontractor. Where we act as part of a Tier 1 team under a prime contract with the DOE, our employees often work alongside with and manage dedicated employees at the site who are employed by the Tier 1 contractor for the duration of the prime contract and who are covered by local benefit packages. Under a Tier 2 contract arrangement, we provide services to Tier 1 contractors on a subcontracted basis.

        Our government customers have in the past and may in the future account for a significant portion of our revenue. We assumed voting control over two joint ventures at the request of the DOE during the fourth quarter of 2007 and the first quarter of 2008. Consolidation of these joint ventures added $110.6 million and $108.8 million to our segment revenue in 2010 and 2009, respectively. Revenue from DOE contractors and subcontractors represented approximately 21.7% in 2010, 15.8% in 2009 and 11.2% in 2008 of our total consolidated revenue.

        Our Federal Services work is highly customized to our customers' specific needs and the technical challenges posed at those customers' sites. The following are examples of our Federal Services work in recent years:

Hanford Site Operations

        The 586-square mile Hanford site was a former plutonium production complex with nine nuclear reactors and associated processing facilities located along the Columbia River in southeastern Washington. In 1989, the DOE, the U.S. Environmental Protection Agency ("EPA"), and the Washington State Department of Ecology signed the Tri-Party Agreement, which established milestones for the clean-up of the Hanford site. Currently, the DOE is shifting a portion of the use of the site from inactive storage to waste characterization, treatment, storage and disposal operations. Massive plants are being designed and built either to vitrify the waste at the Hanford site or to contain it in blocks of concrete grout. About 300 contaminated buildings are slated for clean up, and a radioactive waste packaging program is expected to continue until the Hanford site clean-up is complete.

        On May 29, 2008, we won the contract for the management of all high-level waste systems at Hanford as part of the Washington River Protection Solutions LLC ("WRPS") team. WRPS has the responsibility to safely manage approximately 53 million gallons of radioactive and chemical waste until it can be prepared for disposal. This is one of the largest and most complex environmental cleanup projects undertaken by the DOE. The waste, stored in 177 underground tanks near the center of the Hanford site, will be vitrified into glass logs in a treatment plant that is currently under construction. WRPS will also be responsible for safely storing the treated waste until permanent disposal facilities become available. Under separate agreements, we also provide management and technical services as a subcontractor to other prime contractors at the Hanford site. For example, our technology for the vitrification of high-level waste has been licensed to the DOE, and it has been selected as the baseline technology for the project. We designed the vitrification system for the high-level waste treatment plant, and we continue to provide engineering, research, and testing services to the DOE for their work at the site.

Oak Ridge Operations

        The DOE has three separate and distinctive operations within the city of Oak Ridge, TN. These are the Y-12 National Security Complex ("Y-12"), the East Tennessee Technology Park ("ETTP"), and the Oak Ridge National Laboratory ("ORNL"), which is one of the DOE's largest science and energy laboratories. ORNL was established in 1943 as a part of the Manhattan Project, and has been managed since April 2000 by a partnership of the University of Tennessee and Battelle Memorial Institute.

        We have provided on-going technical and management support to ORNL since 1987. As a leader of the Isotek Systems LLC joint venture, we are responsible for the management and disposition of the site's highly radioactive uranium 233 stockpile. Other project work at ORNL includes the operation of the wastewater treatment plant at the site as well as project work including sampling, characterization, abatement, segregation, packaging, transportation, D&D, and disposal of hazardous materials. We are also responsible for sorting, segregating, and volume reduction of LLRW at ORNL.

        We provide similar waste management, D&D, and environmental remediation services to Y-12 and ETTP through Tier 2 project contracts. Most significantly, we are leading a Tier 1 joint venture submission for the D&D and environmental restoration of the ETTP site and the DOE Office of Environmental Management operations at ORNL and Y-12. Our application was submitted in 2010 and the contract award is expected to be announced in 2011.

Savannah River Site Operations

        Established in 1950 by the Atomic Energy Commission, the DOE's Savannah River Site ("SRS") is a 310-square mile facility near Aiken, South Carolina. The site was constructed during the early 1950s to produce materials, primarily tritium and plutonium-239, used in the fabrication of nuclear weapons in support of certain U.S. defense programs. Due to changes in the national security strategy of the U.S., many SRS facilities are no longer needed to produce or process nuclear materials. The DOE has identified approximately 300 structures as surplus and requiring clean-up, ranging in size and complexity from large nuclear reactors to scores of small storage buildings.

        We have supported the management and disposition of hazardous and radioactive solid waste and high-level liquids waste at SRS since 1996. Highly radioactive liquid waste is generated at SRS as by-products from the processing of nuclear materials for national defense, research and medical programs. The waste, totaling about 36 million gallons, is currently stored in 49 underground carbon steel waste tanks grouped into two "tank farms" at SRS.

        We are part of a team that has been contracted by the DOE for the design, construction, commissioning and operation of a new waste processing facility at SRS. The facility will be a pre-treatment plant to remove cesium from the highly radioactive waste stored in the tank farms. Our role on the team includes the performance of nuclear safety analysis for the facility, commissioning, testing, start-up, and operation of the facility.

        On December 8, 2008, the DOE awarded the SRS contract to manage liquid waste to Savannah River Remediation, LLC, under which we are a pre-selected Tier 2 contractor. Under this contract, we will provide technology support to the SRS vitrification facility. Since the contract award, our licensed vitrification technology has been applied to the SRS melters which has significantly expanded their capacity. We also support Savannah River Nuclear Solutions, the management and operations contractor for the site as a Tier 2 contractor in the disposition of hazardous radiological waste streams.

Idaho National Laboratory

        Established in the late 1950s, the Idaho National Laboratory occupies approximately 700 square miles and was originally established as the National Reactor Testing Station. More than 60 nuclear reactors were designed, built and tested on the site. Spent nuclear fuel reprocessing missions were subsequently added to the site, whereby the DOE extracted highly enriched uranium from used nuclear fuel for recycling into the weapons program. The Idaho National Laboratory was also a disposal site for transuranic waste generated during processing operations at Rocky Flats in Colorado.

        We built the Advanced Mixed Waste Treatment Plant at the Idaho National Laboratory to safely treat transuranic contaminated waste for final disposal at the Waste Isolation Pilot Plant in Carlsbad, New Mexico. We have submitted an application as part of a team for continued operation of the Advanced Mixed Waste Treatment Plant. Our team is one of three remaining teams within the competition and is expected to be awarded in 2011.

Portsmouth Gaseous Diffusion Plant

        The Portsmouth Gaseous Diffusion Plant in Piketon, Ohio occupies approximately 640 acres situated on a 3,714 acre federal site. It is operated by the United States Enrichment Corporation, a subsidiary of USEC Inc. The plant has a long history of enriching uranium for defense and commercial nuclear power needs, beginning in the early 1940s with a U.S. defense initiative to produce fissionable material for the atomic bomb. The Portsmouth Gaseous Diffusion Plant ended enrichment operations in 2001.

        Through a joint venture with Los Alamos Technical Associates, we are currently providing environmental management services at the Portsmouth Gaseous Diffusion Plant project, including site characterization, decommissioning, waste processing, and environmental restoration. We submitted an application as the lead of a team for the continued D&D activities of the Portsmouth Gaseous Diffusion Plant. However, the contract was awarded to a competing team in 2010. Our prime contract concludes in the first part of 2011 with the completion of the transition to the new contract team. The new contract team has asked that we continue to support the Portsmouth Gaseous Diffusion Plant site clean-up as a subcontractor to their team.

Atlas Mill Tailings Cleanup

        In June 2007, the DOE awarded us a contract to clean up the Atlas mill tailings that lie alongside the Colorado River near Moab, Utah. The site encompasses approximately 435 acres, of which approximately 130 acres contain uranium mill tailings (16 million tons). This contract includes the design and construction of the disposal cell, design and construction of the transportation system and shipment and disposal of 2.5 million tons of tailings. In 2009, this project received American Recovery & Reinvestment Act funding to transport and dispose of an additional 2 million tons of tailings material. Our current contract runs through December 2011, and we plan to submit an application to perform the next phase of the clean-up.

Los Alamos National Laboratory

        The Los Alamos National Laboratory ("LANL") occupies approximately 40 acres located in northern New Mexico, as a research facility of the National Nuclear Security Administration that is managed by Los Alamos National Security LLC.

        Since its inception in 1943, the primary mission of LANL has been focused on high-level science and technology essential to national defense and global security. Many of the activities and operations at LANL have produced solids, liquids, and gases that contain radioactive and non-radioactive hazardous materials. Such activities include conducting research and development programs in basic and applied chemistry, biology, and physics; fabricating and testing explosives; cleaning chemically contaminated equipment; and working with radioactive materials. Since environmental management work began in 1989 at LANL, the number of legacy sites there requiring further processing has been reduced by approximately 60 percent through active remediation, or by confirming that no action is needed.

        In September 2009, we were awarded contracts to install and operate two transuranic waste processing lines at LANL. These lines will process over 1,000 drums of transuranic waste and prepare them for shipment to the DOE Waste Isolation Pilot Plant for disposal.

Commercial Services

        We provide a broad range of on-site services to our commercial customers, including nuclear power and utility companies, fuel fabrication and related nuclear fuel cycle companies, pharmaceutical companies, research laboratories, universities, industrial facilities, and other entities that generate radioactive and hazardous materials or are involved in the nuclear services industry. Our services are delivered to our clients through three principal groups as follows:

  1.
  Our Commercial Project Delivery group provides D&D, large component removal and disposition, radioactive material characterization and management, spent nuclear fuel services, emergency response, site remediation and restoration, license termination, and other nuclear and hazardous services.

  2.
  Our Liquid Waste Processing group provides expertise, technology, systems and equipment used to process millions of gallons per year of radioactively contaminated liquids generated by operating nuclear plants in the U.S. and internationally. We have proprietary and patented systems and technologies that support our client's needs to safely manage their radioactive plant liquid and effluent discharges.

  3.
  Our License Stewardship group conducts our license stewardship program that is a new, innovative approach to provide decommissioning services. This group led the efforts to successfully close a new transaction with Exelon Generation Company on September 1, 2010, where we assumed the responsibility for decommissioning the shut-down Zion Nuclear Power Station in Zion, Illinois.

Commercial Project Delivery Group

        The services our Commercial Project Delivery group provides to clients include:

          Decontamination and Decommissioning.     We have been providing D&D services to our customers for over 20 years. This includes D&D of commercial nuclear power plants, test reactor facilities, nuclear research laboratories, and industrial facilities that used nuclear materials in their processes.

          Large Component Removal and Disposition.     Our expertise, personnel and strategic assets enable us to prepare large components for transport via public highway, waterway, rail, or combinations thereof to ensure safety and compliance with regulatory requirements. Large components include overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. Transportation, processing and disposal of these large components are typically handled through our LP&D segment.

          Site Remediation and Restoration.     We provide site characterization, remediation and release survey services to clients who have radioactively contaminated sites, including facilities that are currently licensed at the federal and state level by the NRC or NRC-Agreement States. We also provide remediation services at legacy facilities where no license currently exists, or where licenses were previously terminated but residual contamination remains above current regulatory guidelines.

          On-Site Waste Management Services.     We provide a variety of client-site waste management services to prepare waste streams for more efficient on-site storage and/or compliant packaging and transport to a licensed disposal facility. Engineered processing at client sites includes size reduction by means of shearing or cutting, compaction, solidification, and dewatering.

          Spent Fuel Services.     We have more than 20 years of experience working with irradiated hardware and materials in spent fuel pools used in boiling water reactors and pressurized water reactors. Our fuel pool services include underwater transfer and container loading, cask transportation, fuel pool vacuuming, pool-to-pool transfers, and waste characterization. Our fuel pool personnel are specially trained to handle the planning, on-site processing, packaging, transportation and disposal of various fuel pool components. We have completed more than 50 fuel pool projects, and our customers have included nearly every nuclear power and utility company in the U.S. We also provide full service support of spent fuel storage activities, including cask design and procurement, cask loading and related activities, as well as design and construction oversight for on-site independent spent fuel storage installations.

          Emergency Response.     We employ more than 145 trained nuclear safety professionals who can be deployed rapidly throughout the U.S. to respond to a variety of radioactive contamination events. We also maintain procedures, equipment, and mobile radioactive material licenses that can be used for radiological emergency response events. We have responded to a variety of emergency situations, including spills and other radiological events at non-nuclear facilities.

        Examples of key projects awarded or completed in 2010 by the Commercial Project group that highlight our capabilities and breadth of experience in providing the above services include the following:

          Pacific Gas & Electric (PG&E)—Humboldt Bay Decommissioning Projects.     In 2010, the Commercial Project Delivery Group was awarded new projects for nuclear decommissioning support at the Humboldt Bay Power Plant (HBPP) in Eureka, California. This work consists of four projects, three of which were completed in 2010, including the fuel rack disposition, reactor head disposition, and condensers and turbine disposition projects. The fourth project, involving removal and disposition of the HBPP Unit 3 reactor vessel, began in 2010 with engineering and planning work, and is scheduled to be completed in 2012.

          General Electric(GE)—Multi-Site Projects and Services.     In 2010, we continued to support GE with projects and services at three sites, including the Wilmington, North Carolina; Morris, Illinois; and Vallecitos, California facilities. At GE-Hitachi's Global Nuclear Fuels plant in Wilmington, North Carolina we provided on-site waste management and facility dismantlement services, including support of the scrap pack facility, waste management consulting services, and various dismantlement projects for liabilities reduction. At the former GE fuel reprocessing plant in Morris, Illinois we performed D&D of the Canyon Cell facility, including component removal, UF6 passivation, asbestos abatement, and transport and disposal of LLRW and MLLW. At the GE Vallecitos site, we completed hot cell decontamination and transuranic waste shipments, performed legacy waste removal, and provided preparatory D&D services for the EVESR reactor facility.

          Public Service Electric & Gas (PSE&G)—Salem Steam Generators Disposition.     In 2010, we completed the on-site preparation, transport, and disposal of four 350-ton steam generators from the Salem Nuclear Plant in southern New Jersey. Services provided included engineering design, fabrication, licensing support, and transport logistics to load and transport the four steam generators by barge from New Jersey to South Carolina. The steam generators were then transported to our Barnwell, South Carolina disposal facility.

          Florida Power & Light (FP&L)—Turkey Point EPU Support Projects.     In 2010, we completed two projects for FP&L in support of their electric power uprate (EPU) initiative at the Turkey Point Nuclear Plant located south of Miami, Florida. For Units 3 and 4, we dismantled the condensate polisher systems, and then packaged and transported the tanks, piping, valves, and other components to our Bear Creek, Tennessee waste processing facility. Services also included liquid waste processing and resin dewatering, with additional shipment to our Bear Creek facility for further processing. Both projects were completed on an expedited basis and ahead of schedule to meet FP&L's outage requirements.

          Pearl Harbor Naval Shipyard—Refueling Complex Decommissioning.     In December 2009, we completed the Phase 1 dismantlement and decommissioning of the S3G/S6G nuclear submarine refueling complex at Pearl Harbor, under a delivery order from the U.S. Navy. The Phase 1 work included removal of over two million pounds of waste which was shipped by ocean, rail, and highway to our Bear Creek waste processing facility in Oak Ridge, Tennessee. In 2010, we received a second delivery order for the Phase 2 dismantlement work at Pearl Harbor. All Phase 2 work was completed in December 2010. A third delivery order for Phase 3 work is expected in 2011, and is planned to be completed by year-end.

          ASARCO Federated Metals Soil Remediation Project.     In 2010, we completed the remediation of contaminated soil and debris at the former ASARCO Federated Metals site in Houston, Texas under a fixed price contract with Environmental Liability Transfer, Inc., who acquired the site from the ASARCO bankruptcy estate. The work scope included erosion and sediment control, stormwater collection and filtration, surveying and sampling, site clearing, waste characterization, excavation, removal, packaging, transportation and disposal of radioactive, hazardous, and mixed waste soil from the 14-acre site. The work was completed under the regulatory oversight of the Texas Commission on Environmental Quality to support removal of the site from the Texas Superfund registry.

          Whittaker Corporation Site Remediation Projects.     In 2010, we continued work at two Whittaker Corporation legacy sites in California and Pennsylvania. At the Whittaker Bermite site in Santa Clarita, California, we completed the remediation of a former firing range contaminated with depleted uranium fragments. The scope of services included site clearing, UXO clearance and removal, site characterization, excavation, disposal of contaminated soil, final status surveys, and backfilling and grading the site. Waste was transported to and disposed of at our Clive, Utah disposal facility. At the Whittaker Transfer, Pennsylvania site, we continued planning support for the upcoming remediation of a 5.7 acre area of slag and soil byproducts located along the Shenango River in Transfer, Pennsylvania. Whittaker Corporation, as well as prior owners of the site, used raw source material containing licensable quantities of thorium and uranium to process rare earth metals on site. After completion of decommissioning activities, the site will have been remediated to levels that will permit license termination for unrestricted use.

          Fruit of the Loom Custodial Trust—Breckenridge, Michigan Site Remediation.     In 2010, we performed remediation of burial pits containing radioactive materials at the former Michigan Chemical Company (MCC) site in Breckenridge, Michigan under contract to the Custodial Trust for the site. Between 1967 and 1970, MCC operated a rare earth processing plant near St. Louis, Michigan. The MCC manufactured an array of chemical products, including fire-retardant materials, insecticides, animal food supplements, and rare earth oxides. MCC used the Breckenridge site for the disposal of the process wastes from the MCC's rare earth processing plant. Our services at the site include soil sampling, excavation and packaging of buried wastes, rail transport, and disposal of contaminated materials at our Clive, Utah, facility. The site remediation is planned for completion in the spring of 2011.

          Detroit Edison—Removal & Disposition of Fermi-I Reactor Vessel & Large Components.     In 2010, we continued decommissioning work at the Fermi Unit 1 Reactor facility in Newport, Michigan under a contract for removal and disposition of the reactor vessel and large components. The Fermi 1 reactor was a sodium cooled reactor design that operated from 1963 until 1972. Services provided at Fermi 1 have included the disassembly and cutting up of the reactor vessel, primary shield tank, heat exchangers, and reactor coolant pumps, along with all interconnecting piping. All dismantled equipment is being packaged, transported to, and disposed of at our Clive, Utah facility. Work is currently scheduled for completion in mid-2011.

          Exelon Nuclear—Multiple Plant EPU Outage Support.     In 2010, we continued work under our contract with Exelon for the removal and disposal of obsolete materials and equipment, including turbine casings and rotors, from several Exelon Nuclear power plant sites. Also, in 2010, turbine rotors and casings were removed from the Quad Cities Unit 2 and transferred to our Memphis, Tennessee facility for processing. Engineering and planning work was performed for similar upcoming outages at Dresden Units 2 and 3 and Peach Bottom Units 2 and 3. Work on this contract began in late 2009 and will continue through Exelon's scheduled plant outages in 2011 and 2012. The waste materials will be transported for disposal at our Clive, Utah facility.

Liquid Waste Processing Group

        Our radioactive liquids processing services incorporate a number of technologies, including advanced ion exchange and membrane-based systems, to reduce radioactive secondary waste generation, reduce radioactive liquid discharge, improve water chemistry and enable the recycling of wastewater for reuse by utilities. We process more contaminated power plant floor drain and equipment drain radioactive wastewater than any other U.S. service company—more than 70 million gallons per year. We are currently providing full-time on-site services for removing radioactive and chemical contaminants from wastewater at 22 nuclear power plants across the country.

        We also provide dewatering services of radioactive particulate wastes. The dewatered waste resulting from our dewatering technology is compatible with our approved disposal containers and with disposal criteria at our Clive facility. We currently provide dewatering services at 31 of the U.S.'s nuclear power plants. In addition to long term on-site service contracts, we also provide radioactive liquids processing and dewatering services on a demand basis for nuclear facilities in the U.S., the U.K., and Mexico. In 2010, our liquids processing technology was selected as part of two contracts awarded to our International segment for support of new nuclear construction projects in China. We were also selected to provide support under contract to Entergy to support the Vermont Yankee tritium management project.

License Stewardship Group

        Our license stewardship program is a new, innovative approach to provide decommissioning services to both our commercial and government customers. Under this program, we acquire title to substantially all of a customer's buildings, facilities and equipment of its non-operating nuclear power plants. As the owner of the plant and associated permits, licenses and other assets, we are eligible to acquire a license from the NRC to decommission the plant, and to acquire the rights to the customer's decommissioning trust fund associated with the plant. Because of our technology, expertise and assets, this unique structure facilitates the decommissioning of the plant ahead of the schedule that the customer would otherwise expect to achieve and at a total cost to the customer not exceeding the available balance of the decommissioning trust fund (plus investment earnings accruing during the decommissioning project). This structure gives us direct access to the decommissioning trust fund, avoiding several expensive and time consuming levels of administrative processing.

        In September 2010, we entered into an arrangement, through our subsidiary ZionSolutions, LLC ("ZionSolutions") with Exelon Generation Company ("Exelon") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including all assets held in its nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The NRC approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions. At the conclusion of the project any remaining plant facilities and associated amended licenses are returned to Exelon and the lease terminates.

        To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC's regulations.

        Upon closing, we recorded the fair value of the trust fund and recorded deferred revenue in an amount equal to the trust fund value less certain assumed tax liabilities. We also recorded the liability associated with the Zion D&D activities in accordance with the applicable accounting guidance for asset retirement obligations ("ARO"), as well as a deferred cost amount equal to the initial value of the ARO liability. For a discussion of the accounting of this transaction, see Critical Accounting Policies located in Part II, item 7 of this Annual Report on Form 10K.

Logistics, Processing and Disposal ("LP&D")

        We provide a broad range of logistics, processing and disposal services, and we own and operate strategic facilities for the safe processing and disposal of radioactive materials. Our facilities include our disposal facility in Clive, Utah, three processing facilities in Tennessee, and separate processing and disposal facilities in Barnwell, South Carolina, that we operate pursuant to a long-term lease with the state of South Carolina. We also own a facility in Tennessee that we believe is the only commercial facility in the world with the ability to cast, flat-roll and machine casks and other products from depleted uranium. We believe that virtually every company or organization that holds a nuclear license in the U.S. uses our facilities either directly or indirectly.

        Our transportation and logistics services encompass all aspects of transporting radioactive materials, including obtaining all required local and federal licenses and permits, loading and bracing shipments, conducting vehicle radiation surveys, and providing transportation assistance to other companies throughout the U.S. Through our Hittman Transport Services, Inc. ("Hittman") subsidiary, we own and operate a dedicated fleet of tractors, trailers and shipping containers for transporting radioactive materials and contaminated equipment for processing and disposal. In 2009, we added to our existing rail infrastructure and service by acquiring the assets of a shortline railroad that serves the Eastern Tennessee Technology Park and our Bear Creek, Tennessee facility. Through this asset acquisition, we ensured future rail service from Bear Creek to Clive, Utah and became the sole provider of rail service to the Oak Ridge area.

        Our specialized shipping casks are engineered containers for the safe transport of radioactive material. We also have expertise in transporting very large, and contaminated reactor components from commercial power plants to processing or disposal sites. These components include reactor pressure vessels, steam generators, and other smaller components. Transportation modes include barge, rail and truck transport.

        We have the capability to store, treat, and dispose of several types of radioactive materials, including the following:

  •
  LLRW generated from contaminated soil and debris at clean-up sites, such as ion exchange resins and filter materials used to clean water at nuclear plants, medical waste, activated metals, manufacturing materials, and medical and technological research materials;

  •
  MLLW, such as radioactive and hazardous materials, including lead-lined glove boxes, lead-shielded plates, and radioactivity-contaminated electric arc furnace dust;

  •
  NORM (naturally occurring radioactive material), such as waste from radium processes, and from mining activities;

  •
  dry active waste, consisting of protective clothing, resins, filters, evaporator bottoms, and hot metal debris;

  •
  liquid waste, which is similar to LLRW, but in liquid form; and

  •
  waste defined as "byproduct materials" under section 11e(2) of the AEA, consisting of dirt generated by mining and milling operations.

        The LLRW that we dispose of at our Clive facility comes primarily from the clean-up activities of contaminated sites (including DOE facilities, nuclear power plants, Superfund sites, and industrial sites), and from the routine operations of utilities, industrial sites, and hospitals. We only treat and dispose of Class A LLRW, MLLW and 11e(2) materials at our Clive facility, and we do not plan to seek authorization to accept Class B and C wastes at that site. However, we are able to dispose of Class A, B and C waste from customers located in the Atlantic Compact States of South Carolina, New Jersey and Connecticut at the state-owned Barnwell, South Carolina facility that we operate.

        Our MLLW treatment facility at Clive uses several treatment technologies to reduce the toxicity of waste materials prior to their disposal. These technologies include thermal desorption, stabilization, amalgamation, reduction, oxidation, deactivation, chemical fixation, neutralization, debris spray washing, macro-encapsulation, and micro-encapsulation processes.

        Many of our LP&D projects complement the services we provide in our Federal Services and Commercial Services segments. The following are examples of LP&D services that we have performed in recent years:

Life-of-Plant Contracts

        Our life-of-plant contracts integrate our LP&D services into a tailored solution for our commercial customers' needs. Life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when these plants are shut down. We have signed life-of-plant contracts with nuclear power and utility companies that own and/or operate 84 of the 104 operating nuclear reactors in the U.S. Some of the customers with whom we have entered into life-of-plant contracts include Dominion Resources, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation, Florida Power & Light Company, and Progress Energy.

Large Components

        An important service provided to commercial nuclear power plants is the disposition of overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps, and feed water heaters. As operational nuclear power plants age, their components are replaced either to provide increased operational capacity or as part of planned plant maintenance. For example, in late 2008 and 2009, we worked on a contract to remove eight retired steam generators from Duke Energy's McGuire Nuclear Station in Huntersville, North Carolina. The preparation of these large components for transportation, processing and disposal was handled through our Commercial Services group. This project provided experience to propose and win a three year project with Exelon to upgrade several of its nuclear power plants in the mid-west. The scope of work includes the removal, packaging and transport of large components for disposal during time-critical outage periods. The first phase of that project was successfully completed in 2010, and two more phases are planned for 2011.

Los Alamos National Laboratory (LANL)

        The DOE is currently in the process of a phased cleanup and D&D of the LANL site and surrounding lands. Under a continuing series of contracts in place since June 2005, we have repackaged LANL transuranic legacy waste to meet the requirements for its disposal at the Waste Isolation Pilot Plant in New Mexico. Revenue from these services is recognized in our Federal Services segment. We are also a major subcontractor for the transport and disposal of LLRW, MLLW and other contaminated materials from LANL. Revenue from these services is recognized in our LP&D segment.

Separations Process Research Unit

        The Separations Process Research Unit cleanup site is located within the currently operating 170-acre Naval Reactor Knolls Atomic Power Laboratory in Niskayuna, New York. The facilities operated as a pilot plant to research the process to separate plutonium from irradiated matrices. The facilities and process systems were flushed and drained after operations ceased in 1953. As part of the cleanup effort, we are the subcontractor responsible for the packaging, transportation, treatment and disposal of LLRW and MLRW waste. This work began late in 2009 and it is ongoing.

U.S. Navy Contracts

        We are the principal service provider to the U.S. Navy for the disposition of radiological materials under the Naval Nuclear Propulsion Program. Through a series of long-term contracts, we process and dispose of LLRW and MLLW generated by the U.S. Navy's nuclear operations worldwide.

        Several of our facilities provide services to the U.S. Navy, including our Clive Utah, Barnwell South Carolina, and Oak Ridge and Memphis, Tennessee facilities. These services include volume reduction, metal recycling, and specialized processing. These processed materials may then be disposed of at our Clive and Barnwell facilities. In addition to processing liquid and solid radioactive materials, we also provide transportation and logistics services to the U.S. Navy, as well as on-site support at Naval bases around the U.S. for the removal of radioactive materials.

International

        As a result of our acquisition of RSMC in June 2007, we began reporting the results of our operations outside North America in an International segment in the second quarter of 2007. In May 2010, substantially all of RSMC's operations were transferred into our subsidiary, EnergySolutions EU Limited ("ESEU Limited"). The revenue we receive from the NDA for the operation and management of its ten Magnox nuclear power sites currently constitute the predominant portion of our International segment revenue. Under these contracts, we are responsible for the operation, defueling, and decommissioning of those sites. Two of these sites currently generate electricity and the eight other sites are in varying stages of decommissioning.

        During the contract year ending March 31, 2011, we expect to receive funding from the NDA in the amounts of £230.0 million and £352.0 million for our Magnox South and Magnox North operations, respectively, or $355.6 million and $544.3 million based on the annual average sterling pound exchange rate for the year ended December 31, 2010. Notable achievements during the contract year included the Berkeley site becoming the first commercial power station in the U.K. to enter its reactors into SAFSTOR, receiving approval for the extension of power generation at the Wylfa site to 2012, and the acceptance of the new baseline for the Magnox sites by the NDA, known as Magnox Optimized Decommissioning Program (MODP). The MODP program is anticipated to deliver £1.2bn or $1.9bn in lifecycle savings (present day values) to the NDA across the Magnox estate.

        In December 2008, the NDA announced that the competition to select a single parent body organization for Magnox Limited and Research Sites Restoration Limited is expected to commence in the U.K. 2011 fiscal year and be completed by the end of the U.K. 2012 fiscal year. We intend to bid to retain this contract.

        We have extended our business development efforts into other European and Asian markets as well as in the U.K. In addition to providing waste management and technology-based services to customers in the U.K., Italy, Germany, and Spain, we have submitted proposals to a number of Chinese utilities to build and equip waste treatment facilities in support of their extensive nuclear construction program. In January 2010, we were selected to design and supply a liquid waste processing system for two new reactors at Yangjiang in Guangdong Province, China. The contract has an option for providing the same system for two additional reactors to be built at the same site. The new reactors are being constructed by the China Nuclear Power Engineering Company and China Nuclear Power Design Company, which are subsidiaries of China Guangdong Nuclear Power Holding Corporation. In August 2010, a consortium between EnergySolutions and Yuanda Environmental Engineering Company was selected to provide waste management systems for up to eight new reactors being developed by China Power Investment Corporation. The contract scope includes the design, equipping, and commissioning of the Site Radioactive Treatment Facility for the treatment and storage of liquid, wet-solid, and solid waste radioactive streams.

        In September 2007, we submitted applications to the NRC relating to the import of waste from Sogin, SpA ("Sogin"), the Italian state-owned utility company, with the aim of providing D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. In May 2009, the U.S. District Court for the District of Utah ruled in our favor relating to the importation of foreign waste. However, on July 23, 2010, we withdrew our applications to the NRC for the licenses relating to the import of waste, and requested that the NRC dismiss the pending proceeding. On November 9, 2010, the U.S. Circuit Court of Appeals for the 10th Circuit ruled against us relating to the importation of the Italian foreign waste that we had already decided not to import.

        In August 2010, we submitted an import and export application for waste owned by Eckert and Ziegler Nuclitec GmbH of Germany to the NRC for review. Subject to NRC license approval, the waste, which is generated primarily at German hospitals and universities, will be volume reduced using our licensed facilities at our Bear Creek, Tennessee facility and then returned to its country of origin.

Customer Concentrations

        Our International segment derives its revenue primarily through contracts with the NDA. For the years ended December 31, 2010, 2009 and 2008, respectively 57.6%, 60.1%, and 64.8% of our total revenue was generated from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2010 and 2009 were $183.6 million and $181.4 million, respectively.

        We have contracts with various offices within the DOE, including the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration, and the Office of Nuclear Energy. Revenue from DOE contractors and subcontractors represented approximately 21.7%, 15.8% and 11.2% of consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2010 were $46.8 million and $45.9 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2009 were $68.4 million and $53.6 million, respectively.

Our Processing and Disposal Facilities

Clive Facility

        Our Clive facility is located in Tooele County, Utah, approximately 75 miles west of Salt Lake City and approximately 35 miles away from the nearest population center (Grantsville, Utah). The DOE and the State of Utah investigated 29 sites to identify the safest permanent disposal location for radioactive materials before settling on what is now our Clive disposal site. The location was selected and used by the DOE as a disposal site for uranium tailings due to its remote location, low precipitation, naturally poor groundwater quality, and relatively impermeable clay soils. Tooele County has designated the area around the facility as a hazardous industrial district, which restricts the future use of land in the area to heavy industrial processes and to industries dealing with hazardous wastes.

        The State of Utah authorizes our Clive facility to dispose of Class A LLRW, NORM, 11e(2) materials, and MLLW. The facility's location enables it to receive radioactive materials year-round via bulk truck, containerized truck, enclosed truck, bulk rail, rail boxcars, and rail intermodals. We are served by the Union Pacific Railroad at our private siding where we maintain more than seven miles of track. This direct rail access and our gondola railcar rollover system provides a cost-effective method for unloading up to 100,000 cubic feet of radioactive materials per day. We maintain a fleet of approximately 300 high capacity gondola railcars under long-term operating leases, as well as custom designed flat cars and other multi-model containers, to facilitate the safe transport of radioactive materials to our Clive facility. We also maintain an all-weather paved asphalt road to the site from Interstate 80 to facilitate truck shipment.

        Unlike the other existing commercial LLRW disposal sites which are state owned, our Clive facility, property, buildings and equipment are owned by EnergySolutions. Over the years, the facility has been adapted to meet the changing needs of customers. Our Clive facility has the unique distinction of having two gondola railcar unloading facilities, a large industrial-scale shredder, and high pressure decontamination facilities.

Disposal Cells

        Our Clive facility uses an above-ground, engineered disposal design, also known as a secure landfill. We use a near-surface engineered embankment design for our disposal cells. Using standard heavy construction equipment, radioactive materials are placed in 24-inch thick layers and then compacted in a continuous "cut and cover" process that provides for long-term disposal with minimal active maintenance. The system relies on natural, durable materials to ensure performance over time. Each cell has a 24-inch liner system designed to assist in isolating hazardous materials from the environment. The liner, consisting of compacted low-permeability clay, covers a foundation of compacted indigenous clay and soils. The cell embankment top slopes are covered with a compacted two-foot to seven-foot thick clay cover, a rock drainage layer, and a two-foot thick rock erosion barrier to ensure long-term protection from the environment. Cover construction begins as areas of the cell are filled to capacity. The process of continual building, filling and capping of the cells ensures long-term cell stability and minimizes the work that would be required upon site closure. In addition to the standard liner and cover used in the LLRW and 11e(2) materials cells, the MLLW cell has a triple-synthetic-liner system with a synthetic cover barrier. The mixed waste liner system includes leachate collection and leak detection systems required for the containment of hazardous waste.

Disposal Capacity

        We believe that we have sufficient capacity for approximately 30 years of operations at our Clive facility based on our estimate of future disposal volumes, our ability to optimize disposal capacity through volume reduction and compaction techniques, and the assumption that we will obtain a license amendment to convert a disposal cell currently intended for 11e(2) materials to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal from 95 million cubic feet to approximately 140 million cubic feet. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations, or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected. See "Risk Factors—We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us" and "Risk Factors—Our business depends on the continued operation of our Clive, Utah facility."

Tennessee Facilities

        We own and operate facilities at three locations in Tennessee where we process and transfer radioactive materials generally to our Clive facility. These facilities are all operated in an integrated fashion to maximize the breadth of options available to our customers.

        Our Bear Creek facility in Oak Ridge, Tennessee includes a licensed commercial LLRW processing facility which has the only commercially licensed radioactive metals recycling furnace and the largest LLRW incinerators in the U.S. It receives waste primarily from nuclear utilities, government agencies, industrial facilities, laboratories and hospitals. Our Bear Creek facility also manages classified nuclear waste, which is specially processed to obscure any classified information.

        Our Gallaher Road facility in Kingston, Tennessee is located adjacent to Oak Ridge, Tennessee and provides specialty waste processing and transportation logistical services. Our Gallaher Road facility is also the base for our Hittman trucking operations where we maintain our fleet of tractors, trailers and shipping containers for transporting radioactive materials.

        Our Memphis, Tennessee facility's riverside location allows for access by barge as well as truck and rail. This facility is specifically designed to handle large components such as steam generators, turbine rotors, heat exchangers, large tanks and similar components. From our Memphis facility, disassembled components can be shipped to our other facilities for ultimate disposition. We also lease space to various nuclear service vendors at this facility who support commercial nuclear power generation outage activities.

        In addition to our three Tennessee processing facilities, we also own a facility in Oak Ridge, Tennessee that provides metals manufacturing, processing, casting and rolling, fabrication and other capabilities to our customers. We believe it is the only commercial facility in the world with the ability to cast, flat-roll and machine products from depleted uranium. Material processed at this facility can be found in a variety of products, including electronics, medical isotope shipping containers, nuclear accelerators, nuclear fuel storage casks, and fighter jets.

South Carolina Facilities

        We operate a LLRW disposal facility in Barnwell, South Carolina pursuant to a long-term lease and an operating agreement with the State of South Carolina that expires on April 5, 2075. Barnwell is the only commercial facility in the U.S. that is permitted to accept all classes of commercially generated LLRW. This facility provides disposal services for large components not suitable for volume reduction, and for ion exchange resins and other radioactive materials that are generated by nuclear power plants, hospitals, research laboratories and industrial facilities. On July 1, 2008, the State of South Carolina restricted the Barnwell disposal site to receive only Class A, B and C LLRW from customers located in the three Atlantic Compact States—South Carolina, New Jersey and Connecticut. We have continued to operate the Barnwell site for the Atlantic Compact States on a cost-reimbursable basis under our long-term lease.

        We also operate a facility adjacent to the Barnwell disposal facility to support the preparation of materials for disposal, including equipment decontamination and parts retrieval and recycling. The facility also provides specialty processing services.

Engineering and Technologies

Engineering Services

        We employ highly trained personnel with technical and engineering experience in critical areas of the nuclear services industry. Our technical capabilities include engineering (chemical, process, mechanical, nuclear, civil and structural), radiological safety, chemistry, environmental, safety, and other disciplines that are critical to the provision of technology-based nuclear services.

        We provide on-site engineering services to support the deployment of radioactive, hazardous, and mixed waste treatment, transportation, and disposal technologies. In addition, we design equipment, components and integrated turn-key systems, train customer personnel, and perform a broad range of engineering consultation services. As part of the BNGA acquisition, we obtained the rights in the U.S., Canada and Mexico to the full suite of spent nuclear fuel recycling technologies of British Nuclear Fuels Limited, including intellectual properties. We also employ many of the employees who designed, constructed, commissioned and operated the existing spent fuel recycling facilities in the U.K.

        Our Engineering and Technologies group's expertise in radioactive waste immobilization through vitrification is an important competitive advantage. Vitrification is a technique in which waste mixes with glass-forming chemicals to form molten glass that solidifies and immobilizes the embedded waste. It is an established means for the disposal and long-term storage of nuclear and other hazardous wastes that produces a non-leaching, durable material that effectively traps waste that can be stored for relatively long periods without concern for air or groundwater contamination. Our patented system is the baseline technology for the high-level waste and low-level active waste vitrification processes at the DOE's Hanford Waste Treatment Plant. We have designed, constructed, and operated nonradioactive, nonhazardous pilot melters to test design concepts for the full scale units that will vitrify millions of gallons of highly radioactive tank waste at the Hanford, WA site.

Research and Development

        We conduct research and development activities that are critical to the development of a variety of technologies used in the nuclear services industry, especially those used as part of our services to manage radioactive waste from DOE facilities. Our research and development efforts are funded either directly or through partnerships with government, commercial or academic entities. We contract or subcontract with the Vitreous State Laboratory of the Catholic University of America, located in Washington, DC, to provide research and development services under fixed-price and cost-reimbursable contracts. Typically, these contracts are funded by our customers and involve the stabilization or vitrification of radioactive materials. We also have an agreement with certain Catholic University professors to exclusively license a number of patents related to vitrification and ion exchange technologies which they own.

        We also have relationships with the University of Nevada and Washington State University to provide technology-based research capabilities to support some of our projects and technical initiatives.

Patents and Other Intellectual Property Rights

        As of January 31, 2011, we owned or licensed the right to use approximately 134 patents in the U.S. We also own or license the rights to use approximately 142 foreign counterparts (including both issued patents and patent applications pending). These licenses cover the fields of radioactive material management, storage, treatment, separation, spent nuclear fuel recycling, and transport. We have approximately 19 registered trademarks in the U.S. Our patents expire between 2010 and 2027. We do not believe that our business, results of operations or financial condition will be adversely affected by any of the patent expirations over the next several years.

        Collectively, our intellectual property is important to us; however, there is no single patent or trademark that is in itself material to us at the present time. Moreover, we do not believe that the termination of intellectual property rights expected to occur over the next several years, either individually or in the aggregate, will materially adversely affect our business, financial condition or results of operations. See "Risk Factors—We rely on intellectual property law, trade secrets and confidentiality agreements to protect our intellectual property. Our failure to protect our intellectual property rights could adversely affect our future performance and growth."

Project Integration

        Our Engineering and Technology group manages complex engineering, procurement, construction and integration projects by combining our technologies, expertise in the implementation of nuclear quality assurance programs, and engineering and project management team experience. The following are examples of project integration work we have undertaken in recent years:

Re-tube Waste Container Project—Bruce Power Ontario, Canada

        We designed, built, and delivered 188 container overpacks for the Bruce Power, Station A, Units 1 & 2 Re-tube Waste Container Project in Ontario, Canada. This project, which we completed in December 2008, was one of the largest deliveries of fabricated stainless steel containers of this type in the nuclear industry. Our Engineering and Technology group managed five concurrent fabricators as part of the supply chain made up of both U.S. and international suppliers. The weight of the stainless steel used for this project was approximately 5.2 million pounds.

Autosampling Pneumatic Transfer System—Waste Treatment Plant, Hanford, Washington

        The Autosampling Pneumatic Transfer System ("ASX") is an integrated process and control system for the Waste Treatment Plant Project in Hanford, Washington. The ASX system collects waste and process effluent samples from vessels and equipment of the Pretreatment Facility, Low-Activity Waste Facility, and High Level Waste Facility and pneumatically sends the samples to the Analytical Laboratory for testing confirmation. Our project scope was to design, supply, test, and provide technical services for the installation, commissioning, and training for ten shielded autosamplers and associated equipment. This project was completed in 2010.

M3 Pulse Jet Mixer Mixing Stand—Waste Treatment Plant, Hanford Washington

        We are currently contracted to design, build, fabricate, install, commission, operate, and report test results for the Waste Treatment and Immobilization Plant M3 PJM Mixing Test Stand in Hanford, Washington. This test is designed to compare computational fluid dynamics analytical data for pulse jet mixing in the WTP Tanks FEP-17 and HLP-22 with scaled results using a four foot diameter instrumented test vessel. We expect to complete work on this project in mid 2011.

Contracts

        Our work is performed under a variety of contract types including cost-reimbursable contracts, time and materials contracts, unit-rate contracts, and fixed-price contracts, some of which may be modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. The majority of the government work in our Federal Services and International segments is performed on a cost-reimbursable basis awarded through a competitive proposal process and negotiation. With the relatively fluid nature of the scope of the government work we perform, we believe this type of contract reduces our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts, on the other hand, are generally obtained by the proposal and negotiation processes but are accepted only when the scope of the work is clearly defined. Our commercial D&D projects are generally fixed-price contracts or time and material based contracts and almost all of our LP&D contracts are unit-rate.

        The following table sets forth the percentages of revenue represented by these types of contracts during the year ended December 31, 2010:

% of Revenue
Cost-reimbursable	79%
Unit-rate	17%
Fixed-price	4%

Cost-Reimbursable Contracts

        Most of the government contracts in our Federal Services and International segments are cost-reimbursable contracts. Under a cost-reimbursable contract, we are reimbursed for allowable or otherwise defined costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can take several forms; it may be a fixed amount as specified in the contract; it may be an amount based on the percentage of the estimated costs; or it may be an incentive fee based on targets, milestones, cost savings, or other performance factors defined in the contract.

        Our government contracts are typically awarded through competitive bidding or negotiations, and may involve several bidders or offerors. Many of these contracts are multi-year indefinite delivery and indefinite quantity agreements. These contracts provide estimates of a maximum amount the governmental agency expects to spend. Our program management and technical staffs work closely with our customers to define the scope and amount of work required. Although these contracts do not initially provide us with any guaranteed amount of work, as projects are defined, the work may be awarded to us via task release without having to further compete for the work. Government contracts typically have annual funding limitations and are subject to public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency for convenience with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we would typically receive an allowance for profit or fee on the work we performed.

        Our government cost-reimbursable contracts are subject to oversight audits by government representatives, to profit cost controls and, limitations to provisions permitting modification or termination, in whole or in part, at the government's convenience. Government contracts are subject to specific procurement regulations and a variety of socioeconomic requirements as well as local economic development initiatives. For example, government contracts may require the contractor to submit a small business subcontracting plan or make another type of commitment to use a small business in the project to be awarded. Failure to comply with such regulations and requirements could lead to suspension, termination for cause, and possibly debarment from future government contracting or subcontracting efforts for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records, and the recording of costs.

Unit-Price Contracts

        Almost all of the contracts entered into by our LP&D segment, including our life-of-plant contracts, are unit-rate contracts. Under a unit-rate contract, we are paid a specified amount for every unit of work performed. A unit-rate contract is essentially a fixed-price contract with the only variable being the number of units of work performed. Variations in unit-rate contracts include the same type of variations as fixed-price contracts. We are normally awarded unit-rate contracts on the basis of a total estimated price that is the sum of the product of the specified units and unit prices.

        Our life-of-plant contracts generally provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when those plants are shut down. Life-of-plant contracts typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions, and often provide for periodic price adjustments.

Fixed-Price Contracts

        Under fixed-price contracts, the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. Under this contract type, we are the beneficiary of any cost savings but are typically unable to recover performance cost overruns. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations, and other negotiated events.

Sales and Marketing Strategy

        We conduct our sales and marketing efforts principally through our business development groups, which are dedicated to serving existing customers or pursuing new opportunities in each of our segments.

        The target market for our Federal Services and International segments is the management and clean-up of radioactive materials. Within this market, there are two different types of contracts. The first is Tier 1 contracts in which a federal agency outsources the M&O of a federal project for the purpose of executing a site mission, managing a site clean-up, or a combination of both. The second type is Tier 2 contracts, which are project-driven contracts. For these contracts, we generally act as a subcontractor to a Tier 1 contractor. Each of these opportunities requires unique business development and sales approaches.

        The federal procurement process is an objective and highly-structured process governed by federal acquisition regulations. We typically pursue Tier 1 opportunities for nuclear services at a number of DOE sites, and we generally bid on Tier 1 contracts as a member of a consortium. The sales cycle for these contracts begins at least one year and in many instances two years before the release of a request for proposal ("RFP"). Tier 2 opportunities are discrete project-based opportunities to act as a subcontractor to Tier 1 contractors or as a smaller contractor to federal agencies. The sales cycle for Tier 2 opportunities can be six months or less.

        We generally pursue contracts that are decided on a "best-value" basis in which the decision-makers consider a combination of technical and cost factors. Factors include the technical approach to managing and performing the project, key project personnel, experience performing similar projects, past performance, and customer references. Cost factors are generally weighed to include cost structures as they would be applied to a specific project.

        In our Commercial Services segment, our sales team actively markets our integrated services and technical expertise to nuclear power and utility customers. For example, one of our commercial sales teams was instrumental in developing and marketing the concept of life-of-plant contracts with our commercial power and utility customers, and has also been involved in developing our license stewardship initiative to serve the shut-down nuclear reactor D&D market.

        In our LP&D segment, we maintain dedicated sales forces at our Clive and Barnwell facilities to market to and serve customers who require logistics, transportation and disposal services for radioactive materials. Our LP&D sales team's duties include visiting customer sites, assisting customers in completing all required paperwork and obtaining necessary licenses and permits for the transportation of radioactive materials to any of our facilities and managing the transportation process.

        Our sales efforts in our International segment mirror our sales efforts in our Commercial Services segment in the U.S. Our business development and technical teams approach bidding opportunities in the U.K. in a similar manner as they do for bids for contract opportunities in the U.S. In addition, our international business development team works closely with key nuclear power operators to pursue a variety of opportunities.

Safety

        We devote significant resources to ensuring the safety of the public, our employees, and the environment. In the U.S., we have built a safety record that is critical to our reputation throughout all our markets, particularly with DOE and other federal agency contractor services. Our domestic safety incident record is substantially better than standards for other similar businesses according to the North American Industrial Classification System with total Occupational Safety and Health Administration ("OSHA") recordable and lost time incidence rates of 1.08 and 0.06, respectively, versus industry averages of 5.2 and 1.8, respectively. None of our safety incidents have involved radioactive contamination. We have received numerous safety achievement awards in recognition of our industry leading safety record.

        We have traditionally met or exceeded the occupational and public radiation safety requirements for the U.S. nuclear services industry. The average employee radiation dose at our Clive facility is less than 50 millirem annually, which is only 1.0% of the Federal government's allowable annual guideline of 5,000 millirem.

        In 2010, we passed 500 person-days of regulatory inspections by state regulators, the NRC, the DOE and the Nuclear Procurement Issues Committee. We submit routine reports to the applicable state and federal regulatory agencies demonstrating compliance with applicable rules and regulations.

        We have established an extensive safety education program for our employees. Before employees are permitted to work in restricted areas, they are required to complete a four-day training course on radiation theory, proper work procedures and radiation safety. In addition to extensive training, we employ more than 175 safety professionals and technicians who are responsible for protecting our workers, the public, and the environment. We also employ a round-the-clock security staff to prevent unauthorized access to our sites. Two of our facilities in the U.S. are recognized by OSHA as Voluntary Protection Program Star Sites.

        In the U.K., every Magnox site is accredited under the ISO 14001 system, an internationally accepted specification for environmental management systems, as well as Occupational Health and Safety Management Systems specification 18001, which establishes standards for occupational health and safety. Our Magnox North and Magnox South operations have also won numerous awards for health and safety. See "Risk Factors—Our failure to maintain our safety record could have an adverse effect on our business," and "Risk Factors—We may incur regulatory fines or lose our NDA contract fees if a significant accident were to occur at the power generating facilities."

Insurance

        Like all companies in the nuclear industry, we derive significant benefit from the provisions of the Price-Anderson Act, as amended. The Price-Anderson Act was enacted in 1957 to indemnify the nuclear industry against liability claims arising from nuclear incidents, while still ensuring compensation coverage for the general public. The Price-Anderson Act, as amended, establishes a no-fault insurance-type system for commercial reactors that indemnifies virtually any industry participant against third party liability resulting from a nuclear incident or evacuation at a commercial reactor site or involving shipments to or from a commercial reactor site. Through a primary layer insurance pool and a secondary layer insurance pool both funded by the nuclear industry, each reactor has coverage for approximately $10.8 billion in claims that covers activities at the reactor site and the transportation of radioactive materials to or from the site. The Price-Anderson act limits liability for an incident to $10.8 billion, unless the Federal government decides to provide additional funding. Activities conducted under a contract with the DOE are covered by a $10 billion indemnity issued by the DOE. For activities at our facilities that are not covered by the Price-Anderson Act, we maintain nuclear liability insurance coverage issued by American Nuclear Insurers, as follows:

Facility	Limit
General (All)—Supplier's and Transporter's	$100 million
Barnwell, South Carolina facility	$100 million
Zion, Illinois—Zion Station.	$100 million
Oak Ridge, Tennessee—Bear Creek facility	$50 million
Memphis, Tennessee facility	$10 million
Kingston, Tennessee—Gallaher Road facility	$5 million
Oak Ridge, Tennessee—Manufacturing Sciences Corporation facility	$5 million
Oak Ridge, Tennessee—Former Shaw facility	$5 million

        Our Clive, Utah facility maintains a pollution legal liability policy which, in addition to typical pollution liability coverage, includes coverage for bodily injury, property damage, and clean-up costs associated with low level radioactive waste and material at the site.

Competition

        We compete with national and regional services firms who provide nuclear services for government and commercial customers. We believe that the following are key competitive factors in these markets:

  •
  technical approach;

  •
  skilled managerial and technical personnel;

  •
  proprietary technologies and technology skill credentials;

  •
  quality of performance;

  •
  safety;

  •
  diversity of services; and

  •
  price.

        Our competitors in the Federal Services and International segments include national engineering and construction firms such as Bechtel Group, Inc., CH2M Hill, Fluor Corporation, Jacobs Engineering Group, URS Corporation, AMEC plc and AREVA. Some of our competitors have greater financial and other resources than we do, which may give them a competitive advantage and we also face competition from smaller firms. Our major U.S. government customer, the DOE, has substantially increased small business set-asides for prime contracts. Because we are not a small business, we have responded by teaming in certain circumstances as a subcontractor to small businesses responding to requests for proposals as a prime contractor on selected procurements.

        In the Commercial Services area, our competitors for major projects in the nuclear utility decommissioning market include large nuclear services firms such as Bechtel Group, Inc., URS Corporation's Washington Division, AREVA, and the Shaw Group. To some degree, we also face competition from nuclear utilities, since many elect to self-perform the decommissioning of their plants. Other competitors in the Commercial Services market include a number of companies who have the capability to provide similar services, which include large component removal, facility decontamination, site remediation, radiological consulting services, staff augmentation, fuel pool services, cask services, and liquid waste processing. We believe that we have a competitive advantage due to our wider range of in-house services and larger staff resources. However, we often face stiff price competition on bids where other companies are willing to accept lower margins or have lower indirect cost structures.

        We also face competition in providing radioactive material transportation, processing, and disposal services to our customers. Currently, the predominant radioactive material treatment and disposal methods include direct landfill disposal, on-site containment or processing, incineration, and other thermal treatment methods. Competition in this area is based primarily on price, safety record, regulatory and permit restrictions, technical performance, dependability, and environmental integrity.

        At this time, we have the only commercial disposal outlet for MLLW, and we operate two of the three commercial LLRW disposal sites in the U.S., through our Clive, Utah and Barnwell, South Carolina disposal facilities. The other commercial LLRW facility is a state-owned facility located in Richland, Washington that does not accept radioactive materials from outside the Northwest Interstate Compact on Low Level Radioactive Waste Management (the "Northwest Compact"). We are the only company to have received an operating license for active LLRW disposal subsequent to the enactment of the Low-Level Radioactive Waste Policy Act.

        With respect to Class A waste, we compete primarily with processors who reduce waste volumes through treatment (compaction, sorting and incineration). With respect to large components, we compete primarily with processors that have the abilities to cut, scrap and partially decontaminate these components. In both instances, much of the waste generated is usually transported to our Clive facility. Another option available to utilities and to industrial sites is to store their waste on-site.

        In the future, other commercial sites may be licensed for the disposal of radioactive waste. One such site could be the Waste Control Specialists LLC ("WCS") site in Andrews County, Texas. WCS filed a license application for a LLRW disposal facility with the Texas Commission on Environmental Quality ("TCEQ") in August 2004, and announced receipt of a Radioactive Material License on September 10, 2009. WCS announced the initiation of site construction activities in January 2011. Continued construction of the site is contingent on approvals by the TCEQ. Once approved and construction is complete, additional conditions of the license must be met prior to commencement of disposal. These conditions will require WCS to complete several major environmental studies, examples of which include groundwater, air emissions, and seismic stability studies. WCS must also demonstrate that the leachate from the landfill will not reach the Ogallala-Antlers-Gatuna Aquifer. Should the license become active, WCS will be allowed to receive waste from the Texas Compact, which includes the states of Texas and Vermont, and from federal facilities. In January 2011, the Texas LLRW Disposal Compact Commission approved a measure to allow WCS to receive limited amounts of waste from states outside the Texas Compact. Under their current license, WCS will not be able to receive waste via railcar or receive depleted uranium, and WCS will be required to dispose of commercial waste in specially designed containers in the compact area of the facility.

Employees

        As of December 31, 2010, we had more than 5,000 employees, including approximately 1,000 scientists and engineers and 250 radiation and safety professionals. A majority of our employees are skilled professionals, including nuclear scientists and engineers, hydrogeologists, engineers, project managers, health physics technicians, environmental engineers and field technicians. At the Oak Ridge, Tennessee DOE sites that we manage, approximately 85 of our employees are represented by labor unions. In addition to our own employees, we also manage approximately 160 DOE site employees through various Tier 1 arrangements at DOE sites, a portion of who belong to unions. We have three separate collective bargaining agreements at Oak Ridge, one of which expires in April 2011, one in December 2011, and one in July 2013.

        Approximately 3,500 of our employees are located at the ten Magnox sites we manage in the U.K. A full organizational review of our Magnox sites has been undertaken in conjunction with an optimized decommissioning planning exercise for all ten sites. This exercise has brought together a number of initiatives, including the re-combination of our Magnox North Limited and Magnox South Limited subsidiaries into a single entity Magnox Limited, a reduction in support and overhead costs, and the base-lining of an optimized generation, defueling and decommissioning program for Magnox. The re-combination of Magnox North Limited and Magnox South Limited subsidiaries took effect on January 5, 2011. The Magnox Optimized Decommissioning Plan (MODP) has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. Government's recently announced Comprehensive Spending Review (CSR).

        During the CSR period to 2015, the MODP includes approximately twelve changes of organization across the ten Magnox sites, generation to defueling to decommissioning, as a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 1,000 staff, during the CSR period to 2015 followed by a further reduction in manpower of 600 in the period from 2016 to 2020. The initial re-combination of the Magnox entities together with reduced support and overheads, will generate reductions of approximately 300 staff over the next twelve months followed by further reductions as sites go from generation to defueling or from defueling to decommissioning.

        The termination plan and employee termination benefits to be paid to these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefit costs are treated as part of the normal Magnox cost base and will be reimbursed by the NDA. The total termination benefit cost included within the MODP over the CSR period to 2015 is approximately £200 million and is expected to be paid over a four year period.

Regulation

Applicable U.S. Statutes

        We operate in a highly regulated industry, and are subject to extensive and changing laws and regulations administered by various federal, state and local governmental agencies, including those governing radioactive materials and environmental and health and safety matters. Some of the laws affecting us include, but are not limited to, the Atomic Energy Act of 1954 ("AEA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Energy Reorganization Act of 1974 ("ERA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Hazardous Materials Transportation Act, the Uranium Mill Tailings Radiation Control Act of 1978, the Low-Level Radioactive Waste Policy Act, the Low-Level Radioactive Waste Policy Amendments Act, the Nuclear Waste Policy Act of 1982 ("NWPA"), the Utah Radiation Control Act, the Utah Air Conservation Act, the Utah Solid and Hazardous Waste Act, the Utah Water Quality Act, the Tennessee Radiological Health Service Act, the South Carolina Atomic Energy and Radiation Control Act, the South Carolina Radioactive Waste Transportation and Disposal Act, the Tennessee Solid Waste Disposal Act, the Clean Water Act, the Clean Air Act, as amended ("Clean Air Act"), the Toxic Substances Control Act ("TSCA"), the Federal Insecticide, Fungicide and Rodenticide Act, the Oil Pollution Act of 1990 and the Occupational Safety and Health Act of 1970; each as from time to time amended.

        The AEA and the ERA authorize the NRC to regulate the receipt, possession, use and transfer of commercial radioactive materials, including "source material," "special nuclear material" and "by-product material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of LLRW, and that require the licensing of LLRW disposal sites by the NRC or states that have been delegated authority to regulate low-level radioactive material under Section 274 of the AEA. Nearly all of our nuclear related licenses are overseen by Agreement States (i.e., a state to which the NRC has delegated some authority). Our primary regulators are government agencies of the states where our processing and disposal facilities are located, namely Utah, South Carolina and Tennessee.

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

        The Clean Water Act regulates the discharge of pollutants into streams and other waters of the U.S. (as defined in the statute) from a variety of sources. If wastewater or runoff from our facilities or operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The federal government may delegate Clean Water Act authority to the states.

        The Clean Air Act empowers the EPA and the states to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration, as well as dust emissions from locations such as waste disposal sites. States can assume control over portions of the federal Clean Air Act authority through EPA approval of "state implementation plans."

        The processing, storage, and disposal of high-level radioactive waste (e.g., spent nuclear fuel) are subject to the requirements of the NWPA, as amended by the NWPA Amendments. These statutes regulate the disposal of high-level radioactive waste by establishing procedures and schedules for the DOE to site geologic repositories for such waste, and such repositories are to be licensed by the NRC. The NRC has issued regulations that address the storage and disposal of high-level radioactive waste, including storage and transportation of such waste in dry casks and storage at Independent Spent Fuel Storage Installations ("ISFSI"). ZionSolutions will be responsible for licensing and constructing an ISFSI as part of the agreement to dismantle Exelon's Zion Station plant. Although we are not involved with the processing or disposal of high-level radioactive waste at our facilities, we do provide technical and operations support services to the DOE and nuclear utilities for the management of such high-level waste at client sites.

Applicable U.K. Statutes

        Through our U.K. subsidiaries, we are subject to extensive and changing laws and regulations in the U.K. Some of the laws affecting us include, but are not limited to, the Nuclear Installations Act 1965, the Health and Safety at Work Act 1974, the Radioactive Substances Act 1993 ("RSA 1993"), the Environment Act 1995, the 2004 Energy Act and the Electricity Act 1989.

        The Nuclear Installations Act 1965 governs the construction and operation of nuclear installations, including fuel cycle facilities, in the U.K. The Health and Safety at Work Act 1974 governs Health Protection at those installations.

        The RSA 1993 provides a comprehensive framework for the keeping and use of radioactive materials as well as accumulation and disposal of radioactive waste.

        The Environment Act 1995 created the Environment Agency in England and Wales and the Scottish Environment Protection Agency ("SEPA"). Under the Environment Act 1995, these agencies enforce environmental protection legislation including the RSA 1993.

        The 2004 Energy Act established the NDA to ensure the decommissioning and clean-up of Britain's civil public sector nuclear sites including the sites operated by ESEU Limited.

The U.S. Regulatory Environment

        The State of Utah regulates our operations at our Clive facility. Our Utah licenses include our Clive facility's primary radioactive materials license (UT2300249) and our 11e(2) material license (UT2300478), which is currently in timely renewal (which allows us to operate under the terms of our prior license until a new license is issued). Four different divisions of the Department of Environmental Quality regulate this facility with approximately 14 employees devoted to the facility. The Division of Radiation Control and the Division of Solid and Hazardous Waste regulate our ability to receive LLRW, NORM/NARM (naturally-occurring/accelerator-produced radioactive material), 11e(2) material and MLLW. Additionally, the Division of Water Quality and the Division of Air Quality also regulate the facility. The site is inspected daily to ensure strict compliance with all Utah regulations. The Division of Radiation Control also requires us to provide letters of credit as financial assurance for the decommissioning or "closure" of our Clive facility, including areas that are closed on an ongoing basis. The adequacy of the funding provided is reviewed annually to assure that adequate financial resources are set aside and maintained to fund any required on-site clean-up activities. Finally, we also maintain nine Tooele County, Utah Conditional Use Permits for the facility.

        The South Carolina Department of Health and Environmental Control regulates our South Carolina operations through multiple groups, including the Division of Waste Management, the Bureau of Air Quality, and the Bureau of Water. Our licensed operations in South Carolina include the Barnwell disposal facility (the license is currently in timely renewal), the Calibration Laboratory, the Nuclear Services Support Facility, the Barnwell Environmental and Dosimetry Lab and the Chem-Nuclear Systems, Service Operations Division. The South Carolina Department of Health and Environmental Control has staff specifically devoted to the regulation of our facilities which continually inspects us and assures that we fully comply with all regulations. We lease the Barnwell site from the State of South Carolina and under the terms of the Atlantic Compact. As part of that lease and as part of its regulatory oversight, South Carolina requires us to contribute to a long-term care fund for the site and maintain decommissioning or closure assurance.

        The Tennessee Department of Environment and Conservation ("TDEC"), regulates our Tennessee operations through multiple groups, including the Division of Radiological Health, the Division of Solid Waste Management and the Division of Water Pollution Control. The TDEC has staff that continually oversees our facilities and also requires each facility to provide decommissioning assurance. Several of our Tennessee licenses are currently in timely renewal.

        When we engage in the transportation of hazardous or radioactive materials, we are subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act of 1990. Pursuant to these statutes, the U.S. Department of Transportation regulates the transportation of hazardous materials in commerce. Our wholly-owned subsidiary, Hittman Transport Services, Inc., operates our primary shipping operation. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials. Many states also regulate our shipping business including California, Colorado, Florida, Georgia, Idaho, Massachusetts, New Jersey, New York, Oregon and Pennsylvania.

        As described above, we are also regulated by the federal government, including by the NRC and EPA. The NRC regulates us regarding the certification of casks used to transport waste, importation of waste from foreign countries, decommissioning of power reactors and non-reactor decommissioning operations in non-Agreement States. We have multiple current Certificates of Compliance, which allow us to manufacture and sell radioactive material packages for the storage and transportation of radioactive material, including dry casks for spent nuclear fuel. These Certificates of Compliance permit the use of these packages by third parties as well as for our own transportation needs. The NRC requires us to maintain a Quality Assurance program associated with these Certificates of Compliance. To the extent we engage in the storage, processing, or disposal of MLLW, the radioactive components of the mixed waste are subject to NRC regulations promulgated under the AEA. The EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the states may also regulate mixed waste.

        Operators of hazardous waste treatment, storage and disposal facilities are required to obtain RCRA Part-B permits from the EPA or from states authorized to implement the RCRA program. Our Bear Creek facility located near Oak Ridge, Tennessee, is permitted under RCRA by the TDEC as a hazardous waste treatment facility. We have developed procedures to ensure compliance with RCRA permit provisions at our Bear Creek facility, including procedures for ensuring appropriate waste acceptance and scheduling, waste tracking, manifesting and reporting and employee training.

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

        CERCLA effectively imposes strict, joint and several retroactive liabilities upon owners or operators of facilities where a release of hazardous substances occurred, the parties who generated the hazardous substances released at the facilities and parties who arranged for the transportation of hazardous substances to these facilities. The Clean Water Act and CERCLA also require companies to report releases to the environment of listed hazardous substances to the National Response Center, and impose fines for failure to do so.

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

        Many of the government agencies overseeing our operations require us to regularly monitor the impacts of our operations on the environment, and to periodically report the results of such monitoring. The costs associated with required monitoring activities have not been, and are not expected to be, material. In complying with existing environmental regulations in past years, we have not incurred material capital expenditures. We do not expect to incur material capital expenditures in future periods for compliance with environmental regulations. However, we could be required to remediate any adverse environmental conditions discovered or occurring in the future which may require material expenditures.

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

The U.K. Regulatory Environment

        Through our U.K. subsidiaries, we hold contracts and licenses to operate and decommission 22 reactors at 10 of the NDA sites in the U.K. Four of these reactors are operating and 18 are in various stages of decommissioning. Approximately 3,500 employees in the U.K. operate these sites and are subject to the U.K. regulatory environment. We also have other operations in the U.K. that are also subject to this regulatory environment.

        The Health and Safety Executive ("HSE") is responsible for licensing nuclear installations. The HM Nuclear Installations Inspectorate ("NII"), which is part of the Nuclear Directorate of the HSE, ensures that nuclear installations comply with all statutory safety requirements. The NII staff regularly inspects our facilities to confirm that the relevant licensing requirements are met throughout the life of the facility, including decommissioning.

        The Environment Agency in England and Wales and the SEPA in Scotland have extensive powers and statutory duties to improve and protect the environment across England, Wales and Scotland. The Nuclear Regulation Groups (North and South) of the Environmental Agency regularly inspect and regulate our facilities in England and Wales to confirm compliance with regulations regarding radioactive substances, integrated pollution control, waste regulation and water quality. SEPA fulfills a similar function in Scotland. Memoranda of Understanding between the Environment Agency/SEPA and the HSE facilitate coordination between the multiple agencies regarding overlapping functions.

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

Financial Information About Business Segments and Foreign and Domestic Operations

        For financial information relating to (a) each of our business segments and (b) our foreign and domestic sales, transfers between geographic areas, net income and identifiable assets, see Note 16 to our consolidated financial statements included within this Report on Form 10-K.

General Development of Our Business

        The Company was initially formed as Envirocare of Utah, Inc. in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the Company converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC. In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning division of Scientech, LLC in October 2005, BNGA in February 2006, Duratek in June 2006, Safeguard International Solutions, Ltd. (renamed EnergySolutions EU Services Limited) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, RSMC in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco in December 2007. The operations of these acquisitions are included in our results of operations from the date of acquisition.

        On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC converted into EnergySolutions, Inc. EnergySolutions, Inc. is now organized and existing under the General Corporation Law of the State of Delaware.

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

        On February 13, 2009, ENV Holdings completed a distribution of all of our shares to its members on a pro rata basis for no consideration. As a result, ENV Holdings is no longer a beneficial owner, directly or indirectly, of any shares of our common stock.

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission ("SEC"). These materials can be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

        We make available, free of charge, on our Internet website, located at www.energysolutions.com, our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K, and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. Such reports can be found under "SEC Filings" in the "Investor Relations" tab. In addition, we provide electronic or paper copies of our filings free of charge upon request. The information on our website is not a part of this Annual Report and is not incorporated into any of our filings made with the Securities and Exchange Commission.

Item 1A.    Risk Factors.

        You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.

We operate in a highly regulated industry that requires us to obtain, and to comply with, federal, state and local government permits and approvals.

        We operate in a highly regulated environment that requires us to obtain and comply with federal, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Renewal of existing permits could be denied or jeopardized for various reasons, including:

  •
  failure to provide adequate financial assurance for decommissioning or closure;

  •
  failure to comply with environmental and safety laws and regulations or permit conditions;

  •
  local community, political or other opposition;

  •
  executive action; or

  •
  legislative action.

        In addition, if new environmental legislation or regulations are enacted or existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional or modify existing operating permits or approvals. Such changes may also cause us to incur additional expenses.

We operate in a politically sensitive environment, and public perception of nuclear power and radioactive materials can affect our business.

        We operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the former governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. The Utah Board of Radiation Control has also placed a temporary moratorium on the disposal of depleted uranium at our Clive facility even though depleted uranium is Class A waste that has previously been disposed of at our Clive facility. In addition, the NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that our Clive facility will continue to be suitable for the disposal of depleted uranium, in its April 2010 meeting the Utah Board of Radiation Control approved its own rule that would require a performance assessment prior to disposal of significant quantities of depleted uranium at our Clive facility. Preparation and approval of the performance assessment or other restrictions could result in a delay or changes in how we dispose of depleted uranium at our Clive facility. Any regulatory, environmental or legislative efforts to limit or delay the operations at any of our facilities will adversely affect our business.

        Opposition by third parties can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more. Adverse public reaction and the perceived risks associated with nuclear power and radioactive material could also lead to increased regulation which limits or prohibits the activities of our customers. Our customers might also be subject to more onerous operating requirements. Any of the foregoing conditions could have a material adverse impact on our business.

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

        We are subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or radioactive materials and wastes, the remediation of contamination associated with releases of hazardous substances and human health and safety. These laws and regulations and the risk of attendant litigation can significantly impact project schedules and cost. In addition, the improper characterization, handling, testing, transportation or disposal of regulated materials or any other failure to comply with these environmental, health and safety laws, regulations, permits or licenses may result in fines or penalties from time to time and could subject us and our management to civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our operations. These laws and regulations may also become more stringent, or be more stringently enforced, in the future.

        Various federal, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and clean-up of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management, environmental remediation or nuclear D&D activities. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws can be joint and several, meaning liability for the entire cost of clean-up can be imposed upon any responsible party. We have potential liabilities associated with our past radioactive materials management activities and with our current and prior ownership of various properties. The discovery of additional contaminants or the imposition of unforeseen clean-up obligations at these or other sites could have an adverse effect on our operations and financial condition.

        When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers and third parties as a result of such exposures. There can be no assurance that our existing liability insurance is adequate, that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim at any of our facilities, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to taxation and regulation by federal, state, local and other governmental entities.

        We have deferred tax assets for net operating loss carry-forwards. We also currently benefit research and development credits to reduce our overall tax rate. The expiration of the net operating loss carry-forwards and inability to qualify for future tax credits or changes in governing rules and regulations could result in a material increase in our taxes and effective tax rate. We may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations.

        Our facilities are also subject to political actions by government entities which can reduce or completely curtail their operations. For example, the State of South Carolina closed the Barnwell disposal site on July 1, 2008 to customers outside o the Atlantic Compact, which consists of South Carolina, New Jersey and Connecticut. Although the Barnwell closure did not have a significant impact on our revenue or net income, political pressures to reduce or curtail other operations could have a material adverse effect on our results of operations.

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

        In December 2009, the governor of Utah announced he had reached an agreement with the DOE not to ship any additional depleted uranium from the Savannah River site to the Clive facility until a site-specific performance assessment of the Clive facility can be completed. These and other actions by states or the federal government may affect the operation, capacity, expansion or extension of the Clive facility. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington and Wyoming was created pursuant to a federal statute that enable states to enter into interstate compacts for the purpose of managing LLRW. The Northwest Compact has asserted that it has authority over our Clive facility, and on November 9, 2010, the U.S. Circuit Court of Appeals for the 10th Circuit ruled that the Northwest Compact is statutorily and constitutionally permitted to exercise exclusionary authority over the Clive facility. Any of the foregoing actions may hinder, delay or stop shipments to the facility, which could impair our ability to execute disposal projects and significantly reduce future revenue.

        We believe that the Clive facility has sufficient capacity for approximately 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a pending license amendment to convert a disposal cell originally intended for 11e(2) waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal from 95 million cubic feet to approximately 140 million cubic feet. Our projected capacity to dispose of Class A LLRW would be materially reduced if we were unable to obtain the license amendment or if material modifications are required to obtain the license amendment. There can be no assurance that we will be able to obtain the needed license amendment, particularly given the politically sensitive nature of our business as described above. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be utilized more quickly than projected. Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business, and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

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

  •
  our contract with the NDA, under which we generally recognize most efficiency fees in the first and fourth calendar quarters of each year;

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

        Fluctuations in quarterly results, lower than anticipated revenue or our failure to meet financial guidance or published analyst forecasts, could negatively impact the price of our common stock.

Our international operations involve risks that could have a material adverse effect on our results of operations.

        For the year ended December 31, 2010, we derived 57.9% and 23.9% of our revenue and segment operating income from our operations outside of North America. For the year ended December 31, 2009, we derived 60.8% and 26.0% of our revenue and operating income from our operations outside of North America. Our business depends on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenue and operating income. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

  •
  recessions or inflationary trends in foreign economies and the impact on government funding and our costs of doing business in those countries;

  •
  the expansion of our business and operations in China, including challenges related to protecting our intellectual property and political risks;

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

        One or a few government and commercial customers have in the past, and may in the future, account for a significant portion of our revenue in any one year or over a period of several consecutive years. For example, the NDA accounts for most of our revenue in the International segment (which is our largest segment based on 2010 and 2009 revenue). For the year ended December 31, 2010, 57.6% of our revenue was from contracts funded by the NDA. For the year ended December 31, 2009, 60.1% of our revenue was from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the year ended December 31, 2010, 21.7% of our revenue was from contracts funded by the DOE. For the year ended December 31, 2009, 15.8% of our revenue was from contracts funded by the DOE. Our business strategy and profitability rely on our ownership of unique disposal facilities. A significant amount of our revenue is derived from large one-time projects.

        The termination or expiration of a significant contract, the loss of a significant customer, the loss of a strategic asset or the lack of new project awards could have a materially adverse effect on our business. In addition, customers generally contract with us for specific projects and as projects are completed we may lose customers from year to year. For these reasons, we may be particularly sensitive to significant fluctuations in our revenue, liquidity and profitability. Our inability to replace this business could have an adverse effect on our operations and financial condition.

We may fail to win re-bids in the U.K. for the Magnox decommissioning contracts currently held by our subsidiary EnergySolutions EU Limited.

        The NDA contracts (the "Magnox Contracts") held by EnergySolutions EU Limited through its subsidiary Magnox Limited (formerly held by the Magnox North Limited and Magnox South Limited subsidiaries), in relation to the Magnox North sites and the Magnox South sites (the "Magnox Sites") currently extend through March 31, 2012 at which point the NDA has the ability to exercise its discretion and extend the contracts for a period that we believe will be 12 months. During the contract year ended March 31, 2010, we recognized revenue of $1.0 billion from these contracts. We currently expect the competition for these contracts to commence in 2011 and be completed at some point in 2012. If the Magnox Contracts or other material contracts which we have been awarded are re-bid, we expect the competition to be intense, and our failure to win the re-bid would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner could reduce the profits accruing to us from these contracts.

Our life-of-plant contracts may not remain in effect through a nuclear power plant's decontamination and decommissioning or may subject us to additional liabilities.

        Our life-of-plant contracts are intended to provide us with revenue streams from the processing and disposal of substantially all LLRW and MLLW generated over the remaining lives of nuclear power plants operated by our commercial power and utility customers. These contracts are also meant to provide waste disposal revenue streams when the plants are shut down. However, these contracts may not actually remain effective for that entire period. A typical life-of-plant contract may terminate before D&D because the contract may:

  •
  have a shorter initial term than the useful life of the plant and the contract may not be extended by the utility;

  •
  include a provision that allows the customer to terminate the contract after a certain period of time or upon certain events such as the development of a new disposal facility within the plants compact region;

  •
  allow for renegotiation of pricing terms if market conditions change; and

  •
  allow for renegotiation of pricing terms based on increases in taxes and pass-through or other costs.

        The early termination or renegotiation of a life-of-plant contract may reduce our revenue and profits. In addition, life-of-plant contracts may expose us to liability in the event that any government action limits our ability to accept radioactive materials by capping the capacity of one or more of our disposal facilities or taking other actions that prevent us from disposing of LLRW and MLLW at our facilities or substantially increase the cost of doing so.

We may not be successful in winning new business from our government and commercial customers.

        We must be successful in winning new business from our government and commercial customers to replace revenue from completed projects and to sustain growth. Our business and operating results can be significantly influenced by the size and timing of a single material contract.

        Large government contracts become available for bidding on an infrequent basis. Our business strategy includes bidding on such contracts as the prime contractor, part of a joint venture or other team arrangement competing for a prime contract, and as a first tier or lower subcontractor. We expect to bid on a significant portion of the approximately $30 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing a prime contract, we will be competing directly against a number of large national and regional nuclear services firms that may possess or develop superior technologies and/or have greater financial, management and marketing resources. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

Investor lawsuits could adversely affect our business and financial position.

        Two purported class action lawsuits were filed against us in October 2009. In February 2010, the lawsuits were consolidated and a lead plaintiff was named. The lawsuit names as defendants EnergySolutions, Inc., certain of our current and prior directors, certain of our officers, the lead underwriters in our November 2007 initial public offering ("IPO") and July 2008 secondary offering (the "July 2008 Offering") and ENV Holdings LLC, our former parent. The lawsuit alleges that the registration statements and prospectuses for the IPO and July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein. The lawsuit seeks to certify a class consisting of all purchasers of our stock from November 14, 2007 through October 14, 2008. Our stock price varied from approximately $27.85 to $5.64 during that period.

        Under our organizational documents and contractual agreements, we have indemnification obligations to all of the named defendants. While we currently believe that our interests and defenses in the lawsuit are similar to those of the other parties who have also been named as defendants in the lawsuit, the interests and defenses of the other defendants could become different or diverge from ours in the future. If our interests were to diverge, we may incur additional costs and expenses that could have a material adverse effect on our business, financial condition and results of operations.

        If plaintiffs are successful in certifying a class and establishing the allegations in the lawsuit, damages could be significant, and our financial condition and liquidity could be materially adversely affected. Although we believe that the lawsuit is without merit and we intend to vigorously defend it, there can be no assurance that we will prevail. An unfavorable resolution of this lawsuit could result in a substantial judgment against us and, even if we are successful in defending against the allegations of the lawsuit, we may incur significant costs for legal fees and indemnification obligations to other named defendants. We may also incur increased costs for renewal of our directors' and officers' liability insurance. The defense of the lawsuit may also involve the commitment of significant company resources and may demand the time and attention of our employees, officers and directors, particularly those who are personally named, to the detriment of our business operations.

        In addition, two shareholder derivative actions have been filed against us. On August 25, 2010, a shareholder derivative action was filed in the District of Utah against EnergySolutions, Inc. as the nominal defendant, various current and prior directors and certain of our officers. On October 8, 2010, another shareholder derivative action was filed in the New York state court against EnergySolutions, Inc., certain prior directors, ENV Holdings LLC, our former parent and Lindsay Goldberg & Bessemer, L.P. Both derivative complaints allege breach of fiduciary duty against the defendants. The underlying facts in both of the derivative complaints are substantively the same as those in the purported class-action lawsuit. There may be additional similar lawsuits filed in the future. Under our organizational documents and contractual agreements, we have indemnification obligations to certain of the named defendants in these derivative lawsuits. While we currently believe that our interests and defenses in these lawsuits are similar to those of the other parties who have also been named as defendants, the interests and defenses of the other defendants could become different or diverge from ours in the future. If our interests were to diverge, we may incur additional costs and expenses that could have a material adverse effect on our business, financial condition and results of operations.

Our failure to maintain our safety record could have an adverse effect on our business.

        Our safety record is critical to our reputation. Many of our government and commercial customers require that we maintain certain specified safety record guidelines to be eligible to bid for contracts. Furthermore, contract terms may provide for automatic termination in the event that our safety record fails to adhere to agreed-upon guidelines. As a result, our failure to maintain our safety record could have a material adverse effect on our business, financial condition and results of operations.

We may incur regulatory fines or lose our NDA contract fees if a significant accident were to occur at the power generating facilities.

        Under the Magnox Contracts, we manage 22 nuclear reactors, four of which are currently operating, for the NDA. The management and operation of such facilities subjects us to various risks including potential harmful effects on the environment and human health resulting from the storage, handling and disposal of radioactive materials, and limitations on the amounts of types of insurance commercially available to cover potential losses.

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

The elimination or any modification of the Price-Anderson Act's indemnification authority, which is applicable to certain of our operations, could harm our business.

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

        Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 substantially increased during 2008 and continued throughout 2009 and 2010. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a depressed real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, low business and consumer confidence and high unemployment, have extended the economic downturn.

        During economic downturns, the ability of private and government entities to make expenditures on nuclear services is likely to be curtailed. Our Commercial Services customers have reduced their spending on nuclear services during the recent downturn, and despite recent signs of recovery in equity markets, they have not increased their spending to levels prior to the downturn. In particular, our operations depend, in part, upon government funding, and especially upon funding levels at the NDA and DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox Contract funding for the 2009/2010 contract year increased over the 2008/2009 contract year, the NDA has indicated that the Magnox Sites may receive reduced funding allocations in the future as the NDA directs funds to meet the funding requirements of other "high hazard" sites that are perceived to pose a greater degree of risk.

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

        Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. Some of our projects receive funding under the federal American Recovery and Reinvestment Act or similar federal and state programs designed to provide financial assistance to create jobs, improve energy efficiency, encourage the development of renewable energy, and meet critical infrastructure needs. The receipt of these funds subjects us to additional regulatory oversight and reporting requirements, which impose additional administrative burdens and costs on our business. Failure to comply with applicable regulations, requirements or statutes could disqualify us from receiving recovery funding, result in the termination or suspension of our existing government contracts, impose fines or other penalties on us, or result in our suspension or debarment from government contracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenue and profits. Furthermore, as a result of our government contracting or the receipt of recovery funding, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

Our global operations require importing and exporting goods and technology across international borders.

        We are subject to U.S. and foreign international trade laws. To the extent that we export products, technical data and services outside the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. The violation of such laws could subject us to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and therefore, our ability to do business.

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

        Under our license stewardship initiative we will assume the D&D obligations of owners of shut-down nuclear reactors or other nuclear facilities. We anticipate the costs of this process will be paid exclusively from the decommissioning trust fund of the related facility. We would commit to undertake a particular arrangement only if we believed the decommissioning trust fund would be sufficient to fund the D&D activities including a reasonable profit. However, if we fail to appropriately manage the investment of the trust fund, to achieve a targeted return, or such funds are adversely affected by market conditions or investment returns, there may not be sufficient funds in the trust to complete the obligations we have assumed. Moreover, the costs of decommissioning could exceed the amounts in the trust fund, and we may not be able to draw from other sources of funds, including funds from our other operations, to meet the costs of the project. Any of these outcomes would expose us to significant financial risk.

Our License Stewardship arrangement with Exelon exposes us to significant financial risks.

        The transaction with Exelon is the first of its kind and, therefore, required extensive assurances. The Exelon transaction is expected to prove the license stewardship initiative as a viable model, such that other utility companies will not require as many layers of financial assurance. The transaction with Exelon establishes a series of financial consequences intended to ensure that decommissioning trust funds do not fall below projected completion costs (a "Deficiency"). Whenever there is a Deficiency, ZionSolutions must defer collection of invoices from the trust fund ("deferred receivables") until the Deficiency is resolved. EnergySolutions, LLC and EnergySolutions, Inc. guaranteed ZionSolutions' performance. If the deferred receivables reach $50 million, ZionSolutions must defer withdrawals from the trust fund or EnergySolutions, LLC must extend a loan to ZionSolutions or contribute capital to ZionSolutions such that the ZionSolutions' own deferred receivables do not exceed $50 million. Deferral of receivables may also be triggered (up to, but not greater than, $5 million per month) if ZionSolutions fails to achieve certain milestones, subject to force majeure or schedule extension conditions. With respect to any deferral of receivables, such receivables may be collected when the Deficiency is resolved or the milestone is achieved, as applicable. Also, additional rent under the lease with Exelon may be required if substantial completion of the D&D activities is not achieved within ten years, subject to certain schedule extension conditions. Such additional rents would be $200,000 per month for the third year of delay, $800,000 per month for the second year of delay, $1,250,000 per month for the third year of delay and $1,750,000 per month for the fourth year of delay and beyond. As discussed above, the Exelon transaction also includes financial assurances beyond the deferral of receivables and additional rents. These include a pledge of the ZionSolutions equity to Exelon, a $200 million letter of credit (the proceeds of which may only be used for decommissioning by Exelon to the extent that Exelon exercises its right to ZionSolutions under the pledge), and a disposal easement at our Clive facility. To the extent that any of these deficiencies or events of default occur, there will be a substantial impact to our operations and financial condition because we have the contractual obligation to fund the operations of ZionSolutions if costs exceed the value of the trust fund.

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

        In our contracts, we seek to protect ourselves from liability associated with accidents, but there is no assurance that such contractual limitations on liability will be effective in all cases or that our insurance (or the insurance of our customers) will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

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

        A significant portion of our revenue is recognized using the proportional performance method of accounting. Generally, the proportional performance accounting practices we use result in recognizing contract revenue and earnings based on output measures, where estimable, or on other measures such as the proportion of costs incurred to total estimated contract costs. For some of our long-term contracts, completion is measured on estimated physical completion or units of production. The cumulative effect of revisions to contract revenue and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known or can be reasonably estimated. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. A significant downward revision to our estimates could result in a material charge to our results of operations in the period of such a revision.

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

        Our operations require the services of highly qualified operations personnel and management, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction in the U.S. since the mid-1970s, there have been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science-based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. Also, the Company has continued to realign senior management to reflect ongoing changes in business opportunities, priorities and strategies. As part of the realignment, several of our executive officers and members of senior management are no longer with the Company. We face increasing competition and expense to attract and retain other qualified personnel. Loss of key personnel or failure to attract qualified management and other personnel could have an adverse effect on our ability to operate our business and execute our business strategy.

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

        As of December 30, 2010, we had $480.4 million of goodwill and $283.5 million of finite-lived intangible assets, which collectively represented 22.3% of our total assets of $3.4 billion as of December 31, 2010.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of December 31, 2010, we had outstanding debt balances of $557.2 million under our senior secured credit facility and $300 million under our senior notes. Our substantial debt could have important consequences to us, including the following:

  •
  we must use a substantial portion of our cash flow from operations to pay interest and other fees on our debt, which reduces the funds available to us for other purposes;

  •
  our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

  •
  we may be unable to renew, replace or repay long-term debt as it becomes due, particularly in light of the tightening of lending standards as a result of the economic downturn;

  •
  our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

  •
  we may be at a competitive disadvantage to competitors that have less debt.

        Borrowings under our senior secured credit facility bear interest at variable rates. As of December 31, 2010, the interest rate of our term-loan and revolving letter of credit facilities was 6.25%. At this rate and assuming an outstanding balance of $557.2 million as of December 31, 2010, our annual debt service obligations would be $40.4 million, consisting of $34.8 million of interest and $5.6 million of scheduled principal payments. Based on the amount of debt outstanding and the interest rate at December 31, 2010, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.6 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

        Outstanding balances under our senior notes due 2018 bear interest at a 10.75% fixed interest rate. At this rate and assuming an outstanding balance of $300.0 million as of December 31, 2010, our annual debt service obligations would be $32.3 million. Based on the amount of outstanding debt and its fixed interest rate we must use a substantial portion of our cash flow from operations to redeem all or a portion of the senior notes and to pay interest and other fees associated with these senior notes, which could reduce the funds available to us for other purposes and could significantly increase our debt.

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

  •
  enter into guarantees for, and investments into certain subsidiaries and joint ventures

  •
  make capital expenditures; and

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

We rely on intellectual property law, trade secrets and confidentiality agreements to protect our intellectual property. Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

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

        We often perform projects jointly with contractual partners. For example, we have entered into contracting consortia and other contractual arrangements to bid and perform jointly on large projects. Success on these joint projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to perform its contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner's failure. If we are unable to adequately address our partner's performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, reputational harm and reduced profit.

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

        Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal project, financial and other controls. These joint ventures may not be subject to the same requirements regarding internal controls and financial reporting that we follow. As a result, problems may arise with respect to the joint ventures that could adversely affect our ability to respond to requests, meet contractual obligations or comply with internal control requirements to which we are otherwise subject.

Our dependence on subcontractors and equipment manufacturers could adversely affect us.

        We often rely on subcontractors and equipment manufacturers to complete our projects. For example, when providing D&D services to a government customer, we may rely on one or more subcontractors to conduct demolition work. To the extent that we cannot engage subcontractors or acquire equipment or materials to provide such services, our ability to complete the project in a timely fashion or at a given profit margin may be impaired. Our LP&D segment also enters into contracts with various railroads for the transportation of radioactive materials from project sites to our processing and disposal facilities. In the event that the railroads fail to deliver radioactive materials to our facilities on time, we could be forced to delay recognizing LP&D revenue until the time of delivery.

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

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon regarding the decommissioning of Zion Station, we delivered a $200 million letter of credit to Exelon relating to our present and future obligations. This letter of credit may be drawn by Exelon upon the occurrence of one of the following conditions (i) our failure to maintain the required letter of credit from a qualified financial institution, (ii) our bankruptcy or the bankruptcy of ZionSolutions, our subsidiary that will provide decommissioning services to Exelon, (iii) the cessation by ZionSolutions to provide all or substantially all decommissioning services for a period of longer than one year, (iv) our failure to make a payment pursuant to our guarantee of ZionSolutions' obligations, or (v) ZionSolutions' failure to use diligent efforts to perform services according to the agreed schedule.

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

        In connection with our initial public offering in November 2007, we became obligated to file with the Securities and Exchange Commission ("SEC") annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange ("NYSE") and certain provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated under those Acts, which impose significant compliance obligations upon us. As a public company, we are required to, among other things:

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

If we or our independent registered public accounting firm identify a material weakness in our internal controls, and such material weakness is not properly remediated, it could result in material misstatements of our financial statements in future periods.

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

        Our new enterprise resource planning system became operational in January 2010. In addition to the risks addressed in the preceding paragraph, specific risks associated with our implementation of the new system include: (i) delays in generating certain customer invoices and the required supporting details which could negatively affect cash flows, (ii) delays in processing supplier invoices and/or payments which could potentially disrupt operations and/or result in financial penalties, (iii) system performance issues due to inadequate technology infrastructure, (iv) excessive delays in closing monthly financial periods which could result in delays in filings of quarterly SEC reports, (v) inability of our users to use the system as designed and configured to support key business processes and requirements, and (vi) not being fully compliant with state, federal, Sarbanes-Oxley, and labor union requirements.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2010, we owned 9 properties, leased 27 properties and operated 1 property pursuant to a long-term lease with the State of South Carolina. The following table provides summary information of our owned and leased real property, inclusive of renewal options:

Property	Segment	Use	Space	Lease Expiration
Owned
Barnwell, South Carolina	LP&D	Materials processing and packing	1,627 acres	N/A
Barnwell, South Carolina	LP&D	Materials processing and packing	71 acres	N/A
Clive, Utah	LP&D	Treatment and disposal facility	1,557 acres	N/A
Columbia, South Carolina	Commercial Services	Maintenance facility	16 acres	N/A
Kingston, Tennessee—Gallaher Road	LP&D	Waste processing operations	79 acres	N/A
Memphis, Tennessee	LP&D	Waste processing operations	13 acres	N/A
Oak Ridge, Tennessee—Manufacturing Sciences Corporation	LP&D	Metals manufacturing and fabrication	11 acres	N/A
Oak Ridge, Tennessee—Bear Creek	LP&D	Waste processing operations	45 acres	N/A
Oak Ridge, Tennessee—Shaw property	LP&D	Waste processing operations	33 acres	N/A
Leased
Aiken, South Carolina	Federal Services	General office space	3,140 sq ft.	Monthly
Albuquerque, New Mexico	Federal Services	General office space	6,000 sq ft.	10/31/14
Brampton, Ontario	LP&D	General office space	17,622 sq ft.	02/28/13
Brossard, Québec	LP&D	General office space	1,500 sq ft.	08/30/11
Campbell, California	Federal Services and Commercial Services	General office space	5,570 sq ft.	11/15/12
Columbia, Maryland	Federal Services and Commercial Services	General office space	18,318 sq ft.	08/31/20
Columbia, South Carolina	Commercial Services	General office space	17,789 sq ft.	08/31/13
Cumbria, United Kingdom	International	General office space	438 sq ft.	09/30/11
Danbury, Connecticut	Commercial Services	General office space	6,549 sq ft.	11/30/17
Didcot Oxfordshire, United Kingdom	International	General office space	3,735 sq ft.	Monthly
Deep River, Ontario	LP&D	General office space	1050 sq ft.	10/31/11
Dublin, California	Federal Services	General office space	1,090 sq ft.	03/31/11
Englewood, Colorado	Federal Services	Proposal center	10,683 sq ft.	09/30/12
Germantown, Maryland	Federal Services	General office space	2,375 sq ft.	12/31/13
Grand Junction, Colorado	Federal Services	General office space	550 sq ft.	02/28/11
High Point, North Carolina	LP&D	General office space	288 sq ft.	Monthly
Idaho Falls, Idaho	Federal Services	General office space	7,035 sq ft.	04/30/13
Los Alamos, New Mexico	Federal Services	General office space	6,471 sq ft.	03/01/13
Oak Ridge, Tennessee—Commerce Park	Federal Services and Commercial Services	General office space	29,222 sq ft.	03/31/14
Piketon, OH	Federal Services	General office space	1,482 sq ft.	12/21/11
Richland, Washington—Stevens Drive	Commercial Services	General office space	32,300 sq ft.	09/30/13
Richland, Washington Hertz	Federal Services	General office space	6,200 sq. ft.	14/30/13
Richland, Washington SAIC	International	General office space	5,723 sq. ft.	09/30/13
Salt Lake City, Utah	All	Corporate offices	36,578 sq ft.	12/31/12
Swindon, U.K.	International	General office space	7,600 sq ft.	10/13/13
Toronto, Ontario	LP&D	General office space	400 sq ft.	03/31/11
Washington, D.C.	Federal Services and Commercial Services	General office space	5,035 sq ft.	09/30/17
Operating Rights
Barnwell, South Carolina	LP&D	Treatment and disposal facility	235 acres	04/05/75

Item 3.   Legal Proceedings.

        On February 23, 2010, we executed a framework agreement with Sogin, SpA ("Sogin"), an Italian state-owned utility, to provide D&D and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. In connection with this work, we had previously applied to the NRC to import material from Italy, process it at our facility in Tennessee, dispose of the residual material at our Clive, Utah facility, and export to Italy any material that could not be disposed of at Clive. Although the Italian material to be processed (metals, paper and clothing) is the same type of material that we routinely process for our domestic nuclear industry customers, our proposal to import this material from Italy generated local and national expressions of opposition. We recently made arrangements to return any of the residual waste material for disposal in Italy. Accordingly, we recently withdrew our request to the NRC for the import and export licenses and plan to submit new license applications to perform this work.

        The NRC has issued numerous licenses over the past 10 years allowing the importation of LLRW to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the U.K. While we believe that our import and export license applications were consistent with all applicable laws and regulations and with past practices, on July 23, 2010, we withdrew our applications to the NRC for the import and export licenses, and requested that the NRC dismiss the pending proceeding. We plan to submit new license applications that would provide that any residual waste material produced from the processing of Italian material would be returned to Italy and would not be disposed of in the U.S.

        Although the States of Tennessee and Utah confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those states, the former Governor of Utah announced on April 23, 2008 that Utah would vote against any proposal that would allow us to receive international waste at our Clive facility at the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the "Northwest Compact").

        On May 5, 2008, we filed a declaratory judgment action in the United States ("U.S.") District Court of Utah (the "Declaratory Judgment Action") asking the court to declare that (i) the Northwest Compact does not have regulatory authority over our Clive facility, which is a private commercial facility rather than a regional facility created by the Compact, (ii) the U.S. Constitution does not allow the Northwest Compact to discriminate between identical domestic and foreign materials handled at our Clive facility, and (iii) any effort by the Northwest Compact to restrict our receipt of foreign LLRW is pre-empted by federal statutes and regulations.

        The State of Utah and the Rocky Mountain Interstate Compact on Low-level Radioactive Waste intervened as defendants in the Declaratory Judgment Action. At the Northwest Compact meeting on May 8, 2008, the representatives of the eight member States of the Northwest Compact unanimously adopted a resolution proposed by the Utah committee member, clarifying that the Northwest Compact has never adopted a resolution permitting us to receive international waste at our Clive facility.

        On October 6, 2008, the NRC ordered the proceeding on our pending import and export license applications held in abeyance until the Declaratory Judgment Action has been resolved by the courts. On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the "District Court Order") finding that the Northwest Compact has no authority over, and therefore cannot restrict the flow of out-of-region waste to, our Clive facility. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in favor of EnergySolutions on June 17, 2009. The defendants in the Declaratory Judgment Action appealed the judgment to the U.S. Circuit Court of Appeals for the 10th Circuit. On November 9, 2010, the U.S. Circuit Court of Appeals for the 10th Circuit ruled that the Northwest Compact is statutorily and constitutionally permitted to exercise exclusionary authority over our Clive facility.

        On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees' Retirement System v. EnergySolutions, Inc., et al., Civil No. 09 CV 8633 ("City of Roseville Lawsuit") was filed in the U.S. District Court for the Southern District of New York. On October 12, 2009 a second complaint captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil No. 09 CV 8648 (together with the City of Roseville Lawsuit, the "Related Actions") was filed in the same court. On February 18, 2010 the Court consolidated the Related Actions and appointed a lead plaintiff. On April 20, 2010 the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., our current and prior directors, certain officers, the lead underwriters in our November 2007 initial public offering ("IPO") in and July 2008 secondary offering (the "July 2008 Offering") and ENV Holdings, LLC, our former parent. The consolidated amended complaint alleges that the registration statements and prospectus for the IPO and the July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein regarding the potential size of the nuclear services market, our ability to take advantage of opportunities in that market in the near term, the status and prospects of our rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, the status and prospects of our license stewardship initiative, and other matters. The consolidated amended complaint seeks to include all purchasers of our common stock from November 14, 2007 through October 14, 2008 as a plaintiff class and seeks damages, costs and interest, rescission of the IPO and July 2008 offering, and such other relief as the court may find just and proper. On June 18, 2010, the defendants in the Related Actions filed a motion to dismiss the consolidated amended complaint. Rather than oppose the defendants' motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding the allegations in the consolidated amended complaint and adding new allegations regarding the Company's life of plant agreements and the integrity of the revenue and earnings forecasts in the IPO and the July 2008 Offering registration statements and prospectuses. On September 17, 2010, the defendants filed a motion to dismiss the second consolidated amended complaint. The lead plaintiff filed an opposition to defendants' motion to dismiss on November 2, 2010 and the defendants filed a reply memorandum of law in further support of defendants' motion to dismiss the second consolidated amended complaint on December 10, 2010.

        On August 25, 2010, a shareholder derivative action was filed in the District of Utah alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant and various current and prior directors and officers. The underlying facts alleged in the derivative complaint are substantively the same as those in the second consolidated amended complaint in the class-action lawsuit. The defendants in this case filed a motion to dismiss on January 18, 2011. Plaintiff's opposition to the motion is due April 5, 2011.

        On October 8, 2010, another shareholder derivative action was filed in the New York state court alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant, certain prior directors, ENV Holdings, LLC and Lindsay Goldberg & Bessemer, L.P. The underlying facts alleged in this derivative complaint are substantively the same as those in the second consolidated amended complaint in the class-action lawsuit. The parties have stipulated that this case will be stayed until a decision is issued with respect to the motion to dismiss in the purported class action lawsuit referenced above.

        On August 7, 2002, Roger Lemmon, Patrick Cole and Kyle Gunderson filed a "qui tam" complaint, as "Relators" on behalf of the U.S. Government, against Envirocare, pursuant to the False Claims Act, 31 U.S.C. § 3729. The complaint alleges that Envirocare (a) violated various contractual and regulatory requirements related to waste disposal at the Clive, UT facility; (b) failed to report the violations; and (c) falsely implied, in invoice documentation to the U.S. Government, that Envirocare had complied with all applicable contractual and regulatory requirements. The complaint alleges that the U.S. Government is entitled to recover substantial (but unspecified) damages, including treble damages. The U.S. Government declined to pursue the case on its own behalf. The U.S. District Court for the District of Utah dismissed the complaint three times, each time with leave to amend the complaint. On August 4, 2010, the U.S. Tenth Circuit Court of Appeals reversed the third dismissal. The Company is confident that it will successfully defend the case.

        We believe the facts and legal claims alleged in the complaints described above are without merit and we intend to vigorously defend these actions.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "ES" on November 15, 2007. The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE for each full quarterly period within the two most recent fiscal years:

	Highest	Lowest
2009
First Quarter	$8.93	$4.25
Second Quarter	$10.80	$7.25
Third Quarter	$9.63	$7.20
Fourth Quarter	$9.70	$8.08
2010
First Quarter	$9.34	$5.22
Second Quarter	$7.75	$5.03
Third Quarter	$5.75	$4.35
Fourth Quarter	$5.74	$4.52

Holders

        As of March 23, 2011, there were 92 stockholders of record and approximately 32,946 beneficial stockholders.

Dividends

        During the years ended December 31, 2009 and 2008 and through the third quarter of 2010, we paid quarterly dividends of $0.025 per share. During the third quarter of 2010, following an in-depth review of our uses of capital, we determined that the capital previously allocated for the payment of common stock dividends would be better utilized for debt reduction and reinvesting in the business to support our internal growth and improve our ability to deliver financial results that will benefit all of our stockholders. Therefore, the dividend paid in the third quarter of 2010 was the last dividend paid under this policy. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, and our contracts and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

        See Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data

        The following table presents selected financial data for our business as of the dates and for the periods indicated. The financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 were derived from the audited consolidated financial statements of EnergySolutions, LLC or EnergySolutions, Inc., subsequent to our conversion to a "C" corporation in connection with our initial public offering. The financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from audited consolidated financial statements that are not included within this annual report on Form 10-K. The financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements that are included within this annual report on Form 10-K. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	EnergySolutions
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007(1)	Year Ended December 31, 2006(2)
	(in thousands of dollars, except for per share data)
Statement of Operations Data:
Revenue	$1,752,043	$1,623,893	$1,791,631	$1,092,613	$427,103
Gross profit	198,534	214,297	247,193	196,527	191,236
Income from operations(3)	44,112	97,915	120,930	75,952	89,974
Net income (loss) attributable to EnergySolutions	(22,001)	50,832	45,181	(8,899)	26,863
Net income (loss) per share data(4):
Basic	$(0.25)	$0.58	$0.51	$(0.79)
Diluted	(0.25)	0.57	0.51	(0.79)
Number of shares used in per share calculations (in thousands):
Basic	88,538	88,318	88,304	11,274
Diluted	88,538	88,436	88,311	11,274
Cash dividends declared per common share	$0.075	$0.10	$0.10	$—
Pro forma net income (loss) per share data (unaudited)(5):
Basic				$0.02	$0.20
Diluted				0.02	0.20
Number of shares used in per share calculations (in thousands):
Basic				76,748	75,150
Diluted				77,156	75,150
Other Data:
Amortization of intangible assets(6)	$25,686	$25,271	$28,250	$24,147	$16,589
Capital expenditures(7)	17,034	24,389	26,629	13,312	23,910
Balance Sheet Data:
Working capital(8)	$153,614	$120,238	$92,550	$69,739	$32,136
Cash and cash equivalents	60,192	15,913	48,448	36,366	4,641
Total assets	3,425,499	1,511,175	1,550,712	1,624,950	1,157,205
Total debt(9)	840,160	524,111	566,757	606,967	764,167

(1)
Includes the results of operations of Parallax, RSMC, NUKEM and Monserco from the dates of their acquisitions in January 2007, June 2007, July 2007 and December 2007, respectively.

(2)
Includes the results of operations of BNGA, Duratek and ESEU from the dates of their acquisitions in February 2006, June 2006 and December 2006, respectively.

(3)
Income from operations for the year ended December 31, 2010 includes a non-cash write-off of goodwill in the amount of $35.0 million.

(4)
Historical net income (loss) per share is not presented for the year ended December 31, 2006, since we were structured as a limited liability company, had only one member and there were no ownership interests that were convertible into common stock or a common stock equivalent.

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

(6)
Represents the non-cash amortization of intangible assets such as permits, technology, customer relationships and non-compete agreements acquired through the acquisition of our predecessor in 2005 and our acquisitions of BNGA and Duratek in 2006 and RSMC in 2007. Portions of this non-cash amortization expense are included in both cost of revenue and selling, general and administrative expenses. Our amortization costs related to intangible assets increased from 2005 to 2006 as a result of our acquisitions of BNGA and Duratek and increased again in 2007 and 2008 as a result of our acquisition of RSMC. Intangible assets and goodwill related to the acquisition of RSMC are denominated in foreign currency.

(7)
We completed several significant capital improvements in 2006, 2008, 2009 and 2010, including the installation of a new metal shredder, rail handling loop and rotary dump at our Clive facility in 2006, the purchase of equipment required for the Atlas mill tailings contract in 2008 and 2009, and purchase of software and capitalization of implementation costs for a new enterprise resource planning system (Oracle EBS R12) in 2009 and 2010. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures."

(8)
Consists of current assets, less current liabilities.

(9)
Total debt for the year ended December 31, 2010, includes debt associated with $310.0 million of cash held on account to collateralize outstanding letters of credit.

Selected Quarterly Financial Data (Unaudited)

        The information presented in the following tables has been adjusted to reflect our restatement resulting from our review of our accounting treatment for the Zion Station transaction as is more fully described in the "Explanatory Note Regarding Restatement" immediately preceding Part I, Item 1. Historical results are not necessarily indicative of the results to be expected in future periods.

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
	As reported	As reported	Restated(1)	As reported
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue(1)	$485,890	$398,339	$417,656	$450,157
Gross profit	42,703	44,559	49,002	62,270
Income from operations	16,755	(17,428)	15,035	29,750
Net income attributable to EnergySolutions	5,833	(28,505)	(5,662)	6,333
Net income per share data:
Basic	$0.07	$(0.32)	$(0.06)	$0.06
Diluted	0.07	(0.32)	(0.06)	0.06
Number of shares used in per share calculations:
Basic	88,415	88,510	88,582	88,637
Diluted	88,550	88,510	88,582	88,637

(1)
As disclosed in our Form 10-Q for the quarter ended September 30, 2010, as of the filing date we were in the process of seeking the views of the staff of the SEC Office of the Chief Accountant regarding our accounting for the Zion Station transaction, which closed on September 1, 2010, to decommission Exelon's nuclear power plant in Zion, Illinois. The Zion Station transaction is a first-of-its-kind approach to decommissioning developed by EnergySolutions, involving accounting treatment for portions of the arrangement that is without prior authority or precedence. The discussions with the SEC continued until late March 2011. As a result of those discussions, we revised our initial accounting model for the Zion Station transaction and, accordingly, we have restated our previously reported balance sheet as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2010. See further discussion of this transaction and the related accounting and reporting treatment for this transaction in Management's Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies located in Part II, item 7 of this Annual Report on Form 10K. The following tables show the effects of the revised model on our previously reported balance sheet and statement of operations line items in lieu of separately amending our Form 10-Q for the quarter ended September 30, 2010:

CONDENSED CONSOLIDATED BALANCE SHEET For the Nine Months Ended September 30, 2010 (in thousands)
	As Reported	Adjustment	As Restated
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts(1)	$119,133	$(6,076)	$113,057
Income tax receivable(2)	6,625	(6,095)	530
Other current assets(3)	9,575	95,848	105,423
Total current assets	591,149	95,848	686,997
Other noncurrent assets(3)	153,892	667,917	821,809
Total assets	$2,717,786	$751,594	$3,469,380
Liabilities and Stockholders' Equity
Accrued expenses and other current liabilities(4)	$209,957	$(1,700)	$208,257
Facility and equipment decontamination and decommissioning liabilities(5)	87,957	7,505	95,462
Deferred income taxes(2)	3,792	(1,364)	2,427
Unearned revenue(6)	25,712	96,357	122,069
Total current liabilities	438,828	100,798	541,960
Facility and equipment decontamination and decommissioning liabilities(5)	685,763	47,563	733,326
Deferred income taxes(2)	51,469	37,355	88,824
Unearned revenue(6)	—	672,417	672,417
Other noncurrent liabilities(7)	124,218	(121,227)	2,991
Accumulated deficit for the current period(8)	(18,854)	14,688	(4,166)
Total liabilities and stockholders' equity	$2,717,786	$751,594	$3,469,380

  (1)
  Reversal of unbilled amounts previously recorded for decommissioning work at Zion Station for the month ended September 30, 2010.

  (2)
  To reflect the tax impact of the various adjustments, including the establishment of a noncurrent deferred tax liability as of September 1, 2010 related to unrealized gains on investments in the NDT fund.

  (3)
  Initial deferred cost balance related to the Zion transaction as of September 1, 2010, net of amortization of costs

  (4)
  Reversal of accrued expenses previously recorded for incurred costs on decommissioning work at Zion Station for the month ended September 30, 2010.

  (5)
  To reflect an increase to the initial Zion Station ARO balance recorded at September 1, 2010, offset by accretion expense and Zion Station ARO settlement gains.

  (6)
  Initial Zion Station deferred revenue balance, net of revenue earned

  (7)
  Reversal of the Due to Exelon previously recorded.

  (8)
  Net impact of the adjustments to the statement of operations.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2010 (in thousands)
	As Reported	Adjustment	As Restated
Revenue(1)	$419,353	(1,697)	$417,656
Cost of Revenue(2)	(363,600)	(5,054)	(368,654)
Gross profit	55,753	(6,751)	49,002
Selling, general and administrative expenses(3)	(38,195)	276	(37,919)
Income from operations	21,510	(6,475)	15,035
Other income (expense)(4)	1,025	28,898	29,923
Income (loss) before tax and noncontrolling interests	(11,296)	22,423	11,127
Income tax expense(5)	(8,319)	(7,734)	(16,053)
Net income (loss)	(20,350)	14,688	(5,662)
Net income (loss) per share
Basic	(0.23)	0.17	(0.06)
Diluted	(0.23)	0.17	(0.06)
Number of shares used in per share calculations:
Basic	88,582	88,582	88,582
Diluted	88,582	88,582	88,582

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2010 (in thousands)
	As Reported	Adjustment	As Restated
Revenue(1)	$1,303,582	(1,697)	$1,301,885
Cost of Revenue(2)	(1,160,567)	(5,054)	(1,165,621)
Gross profit	143,015	(6,751)	136,264
Selling, general and administrative expenses(3)	(97,342)	276	(97,066)
Income from operations	20,838	(6,475)	14,363
Other income (expense)(4)	2,045	28,898	30,943
Income (loss) before tax and noncontrolling interests	(29,491)	22,423	(7,068)
Income tax expense(5)	(12,344)	(7,734)	(20,078)
Net income (loss)	(41,835)	14,688	(27,147)
Net income (loss) per share
Basic	(0.49)	0.17	(0.32)
Diluted	(0.49)	0.17	(0.32)
Number of shares used in per share calculations:
Basic	88,504	88,504	88,504
Diluted	88,504	88,504	88,504

  Adjustments to restate selected financial data for the quarter ended September 30, 2010:

  (1)
  Net impact of the recognition of the Zion Station deferred revenue using the proportional performance method, after consideration of the deferral of the $5.1 million gain related to the associated of the planning contract.

  (2)
  Net impact of amortization of deferred costs plus Zion Station ARO accretion expense offset by Zion Station ARO settlement gains.

  (3)
  Reversal of selling, general and administrative expenses allocated to the Zion Station project.

  (4)
  To record investment gains and losses earned in the NDT fund

  (5)
  To record the income tax impact of adjustments in (1) to (4)

        The impact of the revised accounting for the Zion Station transaction did not affect cash provided by or (used in) operating, investing and financing activities, or a net increase (decrease) in cash during the periods within the unaudited consolidated statements of cash flows as previously reported for the nine months ended September 30, 2010.

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$437,109	$373,585	$364,853	$448,346
Gross profit	50,598	46,328	43,943	73,428
Income from operations	20,782	18,171	21,131	37,831
Net income attributable to EnergySolutions	8,127	7,330	12,856	22,519
Net income per share data:
Basic	$0.09	$0.08	$0.15	$0.25
Diluted	0.09	0.08	0.15	0.25
Number of shares used in per share calculations:
Basic	88,306	88,306	88,315	88,345
Diluted	88,337	88,493	88,558	88,595

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion and analysis of the financial condition and results of our operations should be read together with the consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, that are based on current expectations and related to future events and our future financial performance, and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors."

Overview

        We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, operation of nuclear reactors, logistics, transportation, processing, and LLRW disposal. We derive almost 100% of our revenue from the provision of nuclear services.

        We provide our services through four segments: Federal Services, Commercial Services, Logistics, Processing and Disposal ("LP&D") and International. Our Federal Services segment derives revenue from U.S. government customers for the management and operation ("M&O") of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the DOE and the DOD. Our Commercial Services segment provides a broad range of on-site services to our commercial customers who include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the U.S. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, and our LP&D segment will coordinate to provide integrated services.

Components of Revenue and Expenses

Revenue and Cost of Revenue

Federal Services Segment

        We generate revenue in our Federal Services segment primarily from M&O and clean-up services on DOE and DOD sites that have radioactive materials. Under Tier 1 contracts, we typically provide services as an integrated member of a prime contract team. Under Tier 2 contracts, we provide services to Tier 1 contractors on a subcontracted basis. Tier 1 contracts often include an award fee in excess of incurred costs, and may also include an incentive fee for meeting contractual targets, milestones, or performance factors.

        Historically, the majority of our Federal Services segment revenue has been generated from either Tier 1 cost-reimbursable contracts with award (typically based on a percentage of cost) or incentive (typically success-based) fees, or Tier 2 contracts that are cost-reimbursable, fixed-price, or unit-rate contracts. When we have provided services as an integrated member of a Tier 1 prime contract team, we have typically entered into a contract with the other members of the team in which we share the award or incentive fees under the customer contract. The revenue characteristics of these contracts are as follows:

  •
  Tier 1 Contract, Acting as Lead Prime Contractor.  In situations where we act as lead prime contractor in a fee-sharing arrangement, we submit invoices to the customer for recovery of costs incurred in providing project services, and we also submit to the customer the cost-recovery invoices of the other team members that have been submitted to us. Depending on the nature of the contract, we typically recognize as revenue the entire amount of our fee and cost reimbursement as lead prime contractor, and record an expense for the portion of the fee and cost reimbursement that we pay to the other team members in proportion to their respective percentages of the fee-sharing arrangement and costs. As a result, when we act as lead prime contractor, we recognize higher revenue and may realize higher gross profits but lower gross margins than when we do not act as lead prime contractor.

  •
  Tier 1 Contract, Not Acting as Lead Prime Contractor.  In situations where we do not act as lead prime contractor, we submit invoices to the lead prime contractor for recovery of costs incurred in providing project services, including allocated selling, general and administrative expenses, as allowed by the customer, and we may receive a portion of the fee in direct proportion to our percentage of a fee sharing arrangement. We include in revenue the amount to be received as reimbursement for costs incurred plus the portion of the fee that we will receive. The majority of our Tier 1 contracts have historically fallen into this category.

  •
  Tier 2 Contract.  Tier 2 contracts are typically discrete, project-driven transactions procured by Tier 1 contractors. The majority of Tier 2 contracts are fixed-price or cost-reimbursable contracts. We generally do not participate in fee-share arrangements as a Tier 2 contractor.

        Revenue in our Federal Services segment can fluctuate significantly from period to period because of differences in the timing and size of contract awards in any given period, whether or not we are required to consolidate revenue under a joint venture agreement, the completion or expiration of large contracts, and delays in Congressional appropriations for contracts we have been awarded.

        We typically generate revenue in our Federal Services segment pursuant to long-term contracts. The process of bidding for government contracts is extremely competitive and time-consuming. Discussions relating to a potential government contract often begin one or two years before release of a RFP. An additional year or two years may pass between the government's announcement of an RFP and its award of a contract, and an additional several months may pass before we begin to recognize revenue in connection with that contract.

        Cost of revenue in our Federal Services segment consists of primarily compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects, and travel expenses.

Commercial Services Segment

        We generate revenue in our Commercial Services segment through fixed-price, unit-rate, and cost-reimbursable contracts with power and utility companies that operate nuclear power plants and, to a lesser extent, with pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities that have nuclear-related operations. Most of the revenue in our Commercial Services segment is derived from contracts with a term of less than one year.

        Revenue in our Commercial Services segment can fluctuate significantly from period to period because of differences in customer requirements, which depend upon the operating schedules of nuclear reactors, emergency response operations, and other clean-up events. The operating schedules of nuclear reactors are affected by, among other things, seasonality in the demand for electricity, and reactor refueling and maintenance schedules. Power and utility companies typically schedule refueling and maintenance to coincide with periods of reduced power demand periods in the spring and fall. Therefore, our revenue is typically higher during these periods due to the increased demand for our on-site services. Our revenue also fluctuates from period to period as our commercial power and utility customers start or terminate project operations. Revenue from emergency response operations and other clean-up activities may also cause fluctuations in our results due to the unanticipated nature of events that are in these projects.

        Revenue in our Commercial Services segment also depends on the decisions of our customers to incur expenditures for third-party nuclear services. For example, they may choose to store radioactive materials on site, rather than transporting materials for commercial processing and disposal at a third-party facility, such as our Clive, Utah facility. Similarly, customers may defer entering into contracts for D&D services at nuclear plants that have been shut down until such time as they have additional dedicated funds.

        Cost of revenue in our Commercial Services segment primarily consist of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects, and travel expenses. Cost of revenue also includes the accretion expense related to our Zion ARO, Zion ARO settlement gains or losses as work is performed on the Zion Station decommissioning project, and any changes in cost estimates related to the Zion ARO.

        Results of our operations for services provided to our customers in Canada and Mexico currently relate to services provided to our utility customers and are included in our Commercial Services segment with the exception of Monserco, which is included in LP&D.

LP&D Segment

        We generate revenue in our LP&D segment primarily through unit-rate contracts for the transportation, processing and disposal of radioactive materials. In general, the unit-rate contracts entered into by our LP&D segment use a standardized set of purchase order-type contracts containing standard pricing and other terms. By using standardized contracts, we are able to expedite individual project contract negotiations with our customers through means other than formal bidding processes. For example, our life-of-plant contracts provide nuclear power and utility company customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services after those plants are shut down. These contracts generally provide that we will process and dispose of substantially all of the LLRW and MLLW generated by those plants for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed, and often include periodic price adjustments. Although life-of-plant contracts may be terminated before decommissioning work is complete, we typically expect the duration of these contracts to be in excess of ten years.

        Revenue in our LP&D segment can fluctuate significantly depending on the timing of our customers' decommissioning activities. We can receive high volumes of radioactive materials in a relatively short time period when a customer's site or facility is being decommissioned.

        Cost of revenue in our LP&D segment consist primarily of compensation and benefit expenses of employees, outsourcing costs for subcontractor services, such as rail transportation of radioactive materials from a customer's site to one of our facilities for processing and disposal, costs of goods purchased for use in our facilities, licenses, permits, taxes on processed radioactive materials, maintenance of facilities, equipment costs, and depreciation costs. Most of our fixed assets are in our LP&D segment, and we recognize the majority of our depreciation costs in this segment.

International Segment

        We generate revenue in our International segment primarily through Tier 1 contracts with the Nuclear Decommissioning Authority ("NDA"). As a Tier 1 contractor, we are reimbursed for allowable incurred costs. In addition, we receive cost efficiency fees (a percentage of budgeted costs minus actual costs for work performed) and project delivery-based incentive fees. We typically recognize as revenue the full amount of reimbursed allowable costs incurred plus the amount of fees earned, and we record as expense the amount of our operating costs incurred, including all labor, benefits, travel expenses, and the costs of our subcontractors.

        We only recognize fees as revenue when the amount to be received is fixed or determinable. Our contracts with the NDA allow for a portion of the fees we receive to be paid monthly on account during the year. The total amount paid on account at the year-end cannot exceed a combined 60% of the total base incentive fee available and 80% of the efficiency fee earned. For the first six months of the contract year, which ends on March 31, we receive monthly account payments of fees equivalent to 5% of the total available fees for the contract year, although the monthly amount of the base incentive fee may be increased to reflect actual fees earned in the period if mutually agreed. The contract requires a joint performance review with the NDA at the end of the sixth month and ninth month periods of the contract year. The purpose of the review is to establish a forecast of fees expected to be earned in the year, against which future scheduled monthly fee payments are assessed, and potentially adjusted, to ensure that the total fees paid on account by the end of the contract year will not exceed the contractual limits. In July, following the end of the contract year, we expect to finalize any earned but unpaid incentive and efficiency fees due from the NDA and receive a corresponding final fee payment.

        Our contracts with the NDA are based on an annual funding cycle and incentive plan. Consequently, revenue can vary from year to year depending on the level of annual funding, the nature of performance-based incentives negotiated and efficiency fee mechanisms in place.

        Cost of revenue in our International segment consist primarily of compensation and benefits to employees, travel expenses, outsourcing costs for subcontractor services, and costs of goods purchased for use in projects.

        The results of project activities and other projects performed outside of North America are also included in our International Segment.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses include expenses that are not directly associated with performing nuclear services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead.

        We segregate our SG&A expenses into two categories for reporting purposes. Segment SG&A reflects costs specifically associated with each of our business segments, such as costs for segment leadership compensation and expenses, specific business development activities, and other costs associated with a specific segment. Corporate SG&A reflects costs associated with supporting the entire Company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, and other costs required to support the Company.

Interest Expense

        Interest expense includes both cash and accrued interest expense, the amortization of deferred financing costs and fees, and interest paid on outstanding letters of credit.

Other Income, Net

        Other income, (expense) net includes realized and unrealized gains and losses from investments classified as trading securities, interest income, mark-to-market gains and losses on our derivative contracts and transactional foreign currency gains and losses.

Outlook

        We expect the following factors to affect our results of operations in future periods. In addition to these factors, please refer to "Risk Factors" for additional information on what could cause our actual results to differ from our expectations.

  •
  Revenue may be impacted by foreign currency fluctuations.  During the year ended December 31, 2010, revenue from our International segment was 57.9% of our total consolidated revenue. Most of our revenue in our International segment is derived from contracts with the NDA in the U.K. which are denominated in pound sterling. Over the past three months, the pound sterling has held its value at an average exchange rate of 1.5819.

  •
  Equity-based compensation expense.  We account for equity-based compensation payments, including grants to employees, based on the fair values of the equity instruments issued. As of December 31, 2010, we have options to purchase an aggregate of 6.6 million shares of common stock and we have 709,899 unvested restricted shares of our common stock outstanding. We recognized compensation expense of $10.1 million, $14.6 million, $9.2 million in 2010, 2009 and 2008, respectively, and expect to record compensation expense of $10.0 million in 2011 as a result of these outstanding options and unvested restricted shares. During 2011, we expect to grant additional stock options and restricted stock awards.

    We also incurred non-cash compensation expense of $0.3 million and $0.6 million during the years ended December 31, 2009 and 2008, respectively, related to profit interest units granted in ENV Holdings LLC ("ENV Holdings") in connection with the acquisition of Envirocare of Utah, LLC ("Envirocare") in 2005 and our acquisitions of BNG America, LLC and Duratek, Inc. in 2006. There is no remaining unrecognized compensation expense associated with these units.

  •
  Capital expenditures.  We anticipate that capital expenditures in 2011 will range from approximately $25.0 million to $35.0 million related mostly to purchases of equipment and property improvements at our facilities. Most of our capital expenditures of approximately $17.0 million in 2010 related to building improvements at approximately six of our existing facilities, the purchase of transportation containers for our Clive facility operations, the finalization of phase I of the implementation of an enterprise resource planning system (Oracle EBS R12), and the purchase of computer hardware and software. We had capital expenditures of $24.4 million and $26.6 million in 2009 and 2008, respectively.

  •
  Amortization costs related to intangible assets.  We expect non-cash amortization costs to remain constant in 2011, provided we do not acquire any significant businesses or intangible assets and foreign exchange rates remain constant. We incurred approximately $25.7 million of non-cash amortization expense in 2010 and $25.3 million of non-cash amortization expense in 2009, related to the intangible assets acquired in 2005, 2006 and 2007. We expect to incur $25.7 million of non-cash amortization expense in 2011.

  •
  Interest Expense.  On August 13, 2010, we entered into a new credit facility in the amount of $560 million at a discount rate of 2.5%. As a result, the interest rate on our borrowings increased from LIBOR plus 2.25% to LIBOR plus 4.5% and included a provision for a 1.75% LIBOR floor. Based on our outlook for interest rates and our expectations that LIBOR will fluctuate during 2011, we expect our interest expense associated with our new credit facility to increase slightly during 2011 from our interest expense for 2010. In addition, on August 13, 2010 we also completed a private offering of $300.0 million in 10.75% Senior Notes due 2018 at a discount rate of 1.3%. We incurred approximately $12.5 million of interest expense related to these senior notes and we expect to incur $32.3 million of interest expense related to this notes in 2011. We also paid fees to the lenders of approximately $23.2 million to obtain the new credit agreements and wrote-off deferred financing fees of approximately $19.1 million as a result of retirement of our previous debt. We expect to recognize approximately $2.3 million of non-cash amortization expense of deferred financing costs in 2011.

  •
  Income taxes.  Our effective tax rate in 2010 of 405.4% is primarily the result of the realization of income tax expense in the UK, a goodwill impairment charge which is not deductible for tax purposes, an increase of $15.3 million in our valuation allowance against certain domestic and foreign deferred tax assets, and having a small amount of book income. Additional tax expense results from nuclear decommissioning trust earnings being taxed at both the trust and corporate levels. During the year we also recorded a benefit for domestic and foreign research and development credits. We anticipate our effective tax rate for 2011, exclusive of any unusual items, will be approximately 33% to 40%. Our effective tax rate for 2009 was 22.3% which was lower than the expected statutory rate primarily due to the effect of research and development credits in the U.K and in the U.S as well as the lower statutory tax rate in the UK.

Results of Operations

        The following table shows certain items from our income statements for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
Federal Services Segment	$343,063	$304,634	$271,820
Commercial Services Segment	128,817	87,305	107,198
LP&D Segment	265,739	244,217	246,810
International Segment	1,014,423	987,737	1,165,803

Total revenue	1,752,042	1,623,893	1,791,631
Cost of revenue:
Federal Services Segment	(311,021)	(266,276)	(232,623)
Commercial Services Segment	(118,325)	(65,298)	(73,918)
LP&D Segment	(166,997)	(152,259)	(149,731)
International Segment	(957,165)	(925,763)	(1,088,166)

Total cost of revenue	(1,553,508)	(1,409,596)	(1,544,438)
Gross profit:
Federal Services Segment	32,042	38,358	39,197
Commercial Services Segment	10,492	22,007	33,280
LP&D Segment	98,742	91,958	97,079
International Segment	57,258	61,974	77,637

Total gross profit	198,534	214,297	247,193
Segment selling, general and administrative expenses:
Federal Services Segment	(16,951)	(15,632)	(9,614)
Commercial Services Segment	(6,596)	(6,299)	(7,455)
LP&D Segment	(9,076)	(7,891)	(9,186)
International Segment	(23,104)	(18,853)	(20,968)

Total segment selling, general and administrative expenses	(55,727)	(48,675)	(47,223)
Segment operating income:
Federal Services Segment	15,091	22,726	29,583
Commercial Services Segment	3,896	15,708	25,825
LP&D Segment	89,666	84,067	87,893
International Segment	34,154	43,121	56,669

Total segment operating income	142,807	165,622	199,970
Corporate selling, general and administrative expenses	(76,815)	(75,280)	(82,207)
Impairment of goodwill(1)	(35,000)	—	—
Equity in income of unconsolidated joint ventures(1)	13,120	7,573	3,167

Total income from operations	44,112	97,915	120,930
Interest expense	(71,487)	(30,403)	(44,595)
Other income (expenses), net	36,659	(961)	(8,723)

Income before income taxes and noncontrolling interests	9,284	66,551	67,612
Income tax expense	(29,204)	(14,588)	(21,098)

Net income (loss)	(19,920)	51,963	46,514
Less: Net income attributable to noncontrolling interests	(2,081)	(1,131)	(1,333)

Net income (loss) attributable to EnergySolutions	$(22,001)	$50,832	$45,181

(1)
Amounts attributable to the Federal Services segment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Federal Services Segment

        Revenue from our Federal Services segment increased $38.4 million or 12.6% to $343.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased testing activities on existing projects and additional funding received from the American Recovery and Reinvestment Act ("ARRA") to support and accelerate environmental remediation activities. Gross profit decreased $6.3 million and gross margin decreased to 9.3% for the year, compared to 12.6% for the prior year, due primarily to the completion of certain major contracts with the U.S. DOE during 2009, decreased activity on higher margin contracts and increased activity on lower margin contracts

        Revenue and cost of revenue generated by our contract with the DOE to clean-up the Atlas mill tailings site near Moab, Utah increased $19.2 million and $18.6 million, respectively, for the year compared to the prior year due to acceleration of work funded by the ARRA and increased shipments of uranium mill tailings during the year. As a result, gross profit increased $0.6 million to $7.6 million for the year compared to the prior year.

        Revenue and cost of revenue from our subsidiary, EnergySolutions Performance Strategies, increased $17.1 million and $15.5 million respectively, for the year compared to the prior year due primarily to increase funding and increased environmental remediation cleanup activities at the DOE Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during the year. As a result, gross profit increased $1.6 million for the year compared to the prior year.

        Revenue and gross profit from our Uranium Disposition Services, LLC joint venture increased $1.5 million and $2.1 million, respectively, for the year compared to the prior year due to the substantial efforts to complete the operational readiness review phase of the project and the start up of the hot functional testing phase of the project during 2010. As a result, cost of revenue decreased $0.6 million for the year compared to the prior year.

        Revenue and cost of revenue related to engineering and technology support services to the Federal Services segment increased $2.9 million and $7.3 million respectively, for the year compared to the prior year primarily due to a combination of completion of technical and testing support activities to the DOE Waste Treatment Plant in Richland, Washington during the year, and a revenue rate adjustment on a major contract during the prior year. Gross profit decreased $4.4 million for the year compared to the prior year, primarily due to increased costs on fixed price contracts, decreased activities on existing contracts and additional costs incurred on projects due to schedule delays.

        Revenue for our operations in the Southwest region increased $1.8 million for the year, compared to the prior year due to the award of new contracts for waste characterization, packaging, and disposal of waste in various areas of Los Alamos National Laboratory in northern New Mexico. Cost of revenue increased $2.8 million for the year primarily due to schedule delays. As a result, gross profit decreased $0.9 million for the year compared to the prior year.

        These increases in revenue were offset in part by the decrease of revenue and gross profit of $3.1 million and $2.5 million, respectively, for the year compared to prior the year, related to two contracts at the DOE Hanford site and our Savannah River site operations due to the completion of contracts at these sites. We continue to generate revenue through our share of income in the Washington River Protection Solutions, LLC joint venture at the Hanford site and through work performed as a subcontractor at the Savannah River site.

        Revenue and cost of revenue for environmental remediation and waste management activities at the DOE Paducah Gaseous Diffusion Plant in Paducah, Kentucky decreased $6.1 million and

$5.2 million, respectively, for the year compared to the prior year due to completion of the contract in July 2010. As a result, gross profit decreased $0.9 million for the year compared to the prior year.

        Segment selling, general and administrative expenses in our Federal Services segment increased $1.4 million to $17.0 million for the year from $15.6 million for the prior year. The increase was primarily attributable to increased labor and stock compensation expenses during 2010, which were partially offset by decreases in bid and proposal costs.

Commercial Services Segment

        Revenue in our Commercial Services segment increased $41.5 million or 47.6% to $128.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to the execution and award of new contracts and increased commercial engineering and technology waste design activities. Gross profit decreased $11.5 million while gross margin decreased to 8.1% for the year compared to 25.2% for the prior year primarily due to completion of contracts during 2009 and the relative profitability of projects performed in each period.

        Revenues and costs of revenues related to the planning phase and decommissioning of the Zion Station nuclear power plant were $39.2 million and $47.0 million respectively for the year. The decommissioning effort on this project commenced in September 2010, and the costs and revenue for the planning phase which had been deferred were also recorded upon the commencement of the decommissioning effort with the exception of gross margin of $5.1 million which has been deferred and will be recognized over the duration of the decommissioning project. A gross loss was incurred in the amount of $7.8 million for the year, due to accretion expense related to the ARO exceeding the ARO settlement gain both of which are recorded in cost of revenue.

        Revenue and cost of revenue related to our large commercial engineering and technology waste design and fabrication division increased $5.2 million and $4.4 million, respectively, for the year compared to the prior year primarily due to increased design activities associated with the manufacturing of waste management systems for several nuclear reactors currently under construction in China. Gross profit increased $0.8 million for the year compared to the prior year due to the recent award of this contract.

        Revenue and cost of revenue from our cask leasing division increased $2.4 million and $1.2 million, respectively, for the year compared to the prior year due to higher demand and higher margins on new contracts. As a result, gross profit increased $1.2 million for the year compared to the prior year.

        Revenue and cost of revenue in our spent fuel operations increased $2.0 million and $1.2 million, respectively, for the year compared to the prior year primarily due to increased fuel pool and cleanup activities on a new contract and higher demand for liners. As a result, gross profit increased $0.8 million for the year compared to the prior year.

        These increases were offset, in part, by decreased revenue and gross profit from our commercial decommissioning services of $1.4 million and $3.6 million respectively, for the year compared to the prior year primarily due to completion of work on our Federated Metal project during September 2010, and to decreased decommissioning activities due to completion of the Pearl Harbor project during 2009. Cost of revenue increased $2.2 million during the year primarily to increased labor and subcontractor costs incurred in connection with the decommissioning activities at the Breckenridge site.

        Revenue and cost of revenue related to our large components utility operations decreased $8.8 million and $6.2 million, respectively, for the year compared to the prior year primarily due to substantial completion of work on our Duke McGuire and Fermi projects during the year ended December 31, 2009. As a result, gross profit decreased $2.6 million for year compared to the prior year.

        Segment selling, general and administrative expenses in our Commercial Services segment increased $0.3 million for the year compared to the prior year primarily due to increased labor and travel expenses.

LP&D Segment

        Revenue in our LP&D segment increased $21.5 million or 8.8% to $265.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to higher volumes of waste processed at our Clive, Utah facility partially offset by decreased operations at our Bear Creek facility. Gross profit increased $6.8 million while gross margin decreased to 37.2% for the year from 37.7% for the prior year as a result of higher subcontractor costs and fuel surcharges on major contracts during 2010.

        Revenue from our Clive, Utah facility increased $30.4 million for the year, compared to the prior year due to higher volumes of waste receipts on DOE projects. The increase in DOE waste receipts was due in part to additional funding received from ARRA in 2010. Cost of revenue increased $15.7 million due to higher waste taxes on higher receipts, higher mixed waste treatment costs and higher rail transportation costs for the year. Accordingly, gross profit increased $14.7 million for the year compared to the prior year.

        Revenue related to our transportation services increased $4.6 million for the year, compared to the prior year due to increased shipping activity on major contracts. Cost of revenue increased $5.2 million due to increased subcontractor costs required to support higher shipping activity and to higher fuel surcharges. As a result, gross profit decreased $0.6 million for the year compared to the prior year.

        These increases were offset in part by decreased revenue at our Bear Creek, Tennessee facility of $5.9 million for the year compared to the prior year due to lower receipts of classified materials and a temporary suspension of operations in February 2010, resulting from an overhead crane failure that occurred at that facility. Cost of revenue increased $4.4 million for the year compared to the prior year primarily due to higher labor and subcontractor costs related to the development of new processing capabilities, additional costs incurred in the external valuation of the asset retirement obligation, and additional costs incurred to investigate the February accident and to develop a remediation plan. As a result, gross profit decreased $10.3 million for the year compared to the prior year.

        Revenue and cost of revenue related to our manufacturing division decreased $5.8 million and $9.3 million, respectively, for the year compared to the prior year. Revenue from the prior year included a significantly larger shipment of manufactured depleted uranium tubes than the shipments during the current year. The inventory costs related to the 2009 shipments were significantly higher than the inventory costs related to the shipments during the year. As a result gross profit increased $3.5 million for the year.

        Revenue and cost of revenue from our facilities in Barnwell, South Carolina, decreased $4.0 million and $3.5 million, respectively, for the year, compared to the prior year due to decreased decommissioning work performed during 2010. Accordingly, gross profit decreased $0.5 million for the year compared to the prior year.

        Segment selling, general and administrative expenses in our LP&D segment increased $1.2 million to $9.1 million for the year from $7.9 million for the prior year, primarily due to increased labor and incentive compensation expenses.

International Segment

        Revenue in our International segment increased $26.7 million, or 2.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our revenue, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $28.6 million due primarily to a higher reimbursable contract cost base, increased generation fees, and timing of recognition of efficiency fees year over year. However, this increase was offset by a $1.9 million decrease due to lower fee income earned on the ministores project.

        Cost of revenue in our International segment increased $31.4 million for the year compared to the prior year. Our cost of revenue, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $33.7 million primarily due to increased costs in spent fuel operations. However, this increase was offset by a $2.3 million decrease due to lower pound sterling exchange rates during the year compared to the prior year.

        Gross profit in our International segment decreased $4.7 million for the year compared to the prior year. Prior to considering the effects of fluctuations in pound sterling exchange rates, our gross profit decreased $5.1 million primarily due to a change in the revenue recognition methodology in which fee income is earned only when targets are met. The decrease in gross margin was offset by an increase of $0.4 million resulting from a combination of higher costs for the period and lower pound sterling exchange rates during the year. Gross profit margin in our International segment was 5.6% for the year compared to 6.3% for the prior year.

        Segment selling, general and administrative expenses in our International segment increased $4.3 million for the year compared to the prior year due to increased amortization expense of intangible assets and increased bid and proposal expenses related to potential contracts in the U.K. and other foreign locations. During the prior year, we determined that we had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As a result, amortization expense was decreased $2.2 million for the year ended December 31, 2009.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $1.5 million or 2.0% to $76.8 million for the year ended December 31, 2010 from $75.3 million for the year ended December 31, 2009. This increase was primarily attributable to a $2.0 million increase in tax contingency losses, $1.5 million increase in legal costs, and $.4 million related to separation agreements of former employees, recorded for the year ended December 31, 2010, offset by $2.4 million decrease in equity-based compensation expense of which $1.8 million resulted from a modification in the vesting terms of stock option and restricted stock grants of a former executive in 2009. As a percentage of revenue, corporate SG&A expenses decreased 0.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Impairment of goodwill and other intangible assets

        We recorded a non-cash goodwill impairment charge of $35.0 million for the year ended December 31, 2010, to adjust the carrying value of the Federal Services reporting unit down to its estimated fair value in accordance with authoritative accounting guidance. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted long-term growth rates than those projected in the prior year. There was no tax benefit associated with this impairment because the goodwill is not deductible for tax purposes.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $5.5 million, or 73.3%, to $13.1 million for the year from $7.6 million for the prior year. The increase was primarily due to an increase of $4.3 million in our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site in which we have a non-controlling interest, and a $1.9 million increase from our proportional share of income from our LATA/Parallax Portsmouth LLC joint venture in which we have a noncontrolling interest. These increases were offset by a $0.7 million decrease in our share of income from our TPMC-EnergySolutions Environmental Services, LLC joint venture during the year.

Interest expense

        Interest expense increased $41.1 million, or 135.1%, to $71.5 million for the year from $30.4 million for the prior year, primarily due to increased outstanding borrowings for the year, increased variable interest rates on our term loans from 4.01% at December 31, 2009 to approximately 6.25% at the December 31, 2010, and to a $19.1 million write-off of deferred financing fees during 2010 due to the refinance of our long-term debt in August 2010. In addition, we issued $300.0 million of senior notes with an interest rate of 10.75% in August 2010.

Other income (expense), net

        Other income (expense), net increased $37.6 million to other income, net of $36.7 million for the year from other expense, net of $1.0 million for the prior year. The increase was mostly attributable to a $33.9 million net increase in investment income earned on our investments in the nuclear decommissioning trust ("NDT") fund for the year ended December 31, 2010, a $2.6 million increase in unrealized gains in the fair value of our interest rate collar contract, and $0.6 million increase in other miscellaneous expenses.

Income taxes

        For the year ended December 31, 2010 we recognized income tax expense of $29.2 million on our consolidated operations based on an annual effective rate of 405.4%. For the year ended December 31, 2009, we recognized income tax expense of $14.6 million based on an annual effective tax rate of 22.3% on our consolidated operations. Due to the amount of tax expense relative to the amount of pretax book income the rate is higher than the blended statutory rate. The tax expense is primarily the result of the realization of income and tax expense in the UK, a goodwill impairment charge which is not deductible for tax purposes, and an increase of $15.3 million in our valuation allowance against certain domestic and foreign deferred tax assets. Additional tax expense results from nuclear decommissioning trust fund earnings being taxed at both the trust and corporate levels.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Federal Services Segment

        Revenue and cost of revenue from our Federal Services segment increased $32.8 million and $33.7 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Gross profit decreased $0.8 million and gross margin decreased to 12.6% for the year compared to 14.4% for the prior year due primarily to decreased activity on higher margin contracts and increased activity on lower margin contracts.

        Revenue and gross profit generated by our contract with the DOE to clean-up the Atlas mill tailings near Moab, Utah increased $35.3 million and $3.4 million, respectively, compared to the prior year. This increase was primarily attributable to ARRA funding received to support the construction of an underpass, which was completed in December 2009, to facilitate transportation of waste from the site to the disposal cell, and increased shipments of uranium mill tailings during the year. As a result, cost of revenue increased $31.9 million for the year as compared to the prior year.

        Revenue related to engineering and technology projects within Federal Services increased $17.2 million, cost of revenue increased $15.2 million and gross profit increased $2.0 million for the year compared to the prior year, due primarily to increased operations on two projects. These projects provide critical technical and testing support to the DOE Waste Treatment Plant in Richland, WA.

        Revenue and cost of revenue from our Isotek Systems, LLC joint venture increased $5.0 million and $4.3 million, respectively, for the year compared to the prior year. The Isotek Systems, LLC contract allows for the reimbursement of costs plus a fee. The cost of revenue increased due to increased design and construction activities also resulting in increased revenue. Gross profit, representing the fee less unallowable costs, increased $0.7 million compared to the prior year.

        In addition, revenue and cost of revenue from our subsidiary, EnergySolutions Performance Strategies, formerly Parallax, increased $10.6 million and $8.7 million, respectively, for the year compared to the prior year due to additional ARRA funding received to support increased operations at a DOE site in Portsmouth, Ohio. As a result, gross profit increased $1.9 million for the year compared to the prior year.

        These increases were offset, in part, by a collective decrease of revenue, cost of revenue and gross profit of $18.6 million, $10.5 million and $8.1 million, respectively, for the year related to two contracts at the DOE Hanford site and our Savannah River site operations contract due to substantial completion of the contracts at these sites in late 2008 and early 2009. We continue to generate income through our proportional share of income in the Washington River Protection Solutions LLC joint venture at the Hanford site.

        In addition, revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture, decreased $19.0 million and $18.5 million, respectively, for the year compared to the prior year due to substantial completion of the construction phase of the project. As a result, gross profit decreased $0.5 million for the year.

        Segment selling, general and administrative expenses in our Federal Services segment increased $6.0 million to $15.6 million for the year from $9.6 million for the prior year. The increase is primarily due to increased labor costs during the year of $2.9 million and higher bid and contract proposal expenses of $2.1 million incurred for the submission of bids on two large federal proposals.

Commercial Services Segment

        Revenue and cost of revenue in our Commercial Services segment decreased $19.9 million and $8.6 million, respectively, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Gross profit decreased $11.3 million while gross margin decreased to 25.2% for the year compared to 31.0% for the prior year due primarily to the relative profitability of the major projects being performed in each period.

        One of our large commercial engineering and technology waste container design and fabrication projects was completed in December 2008. This resulted in a decrease of revenue and gross profit of $16.1 million and $5.3 million, respectively, for the year compared to the prior year.

        Revenue and gross profit in our spent fuel operations decreased $8.1 million and $3.1 million, respectively, for the year compared to the prior year. This decrease was largely attributable to decreased work due to the closure of the Barnwell disposal site to states outside of the Atlantic Compact in July 2008.

        Revenue and gross profit related to our commercial decommissioning services decreased $2.0 million and $4.4 million, respectively, for the year compared to the prior year primarily due to increased costs on the Federated Metals project resulting from increased waste disposal costs and project delays resulting from wet weather conditions for most part of the year.

        Revenue in our large components operation increased $4.6 million for the year compared to the prior year due to work performed on our Duke McGuire and Fermi projects. Cost of revenue related to our large components operation increased $5.6 million for the year due to increased subcontractor costs and project delays. As a result, gross profit decreased $1.0 million for the year compared to the prior year.

        Revenue and gross profit in our liquid waste processing division increased $2.7 million and $2.9 million, respectively, for the year compared to the prior year due to higher demand for liners and additional work on existing projects.

        Segment selling, general and administrative expenses in our Commercial Services segment decreased $1.2 million to $6.3 million for the year from $7.5 million for the prior year. The decrease is primarily due to decreased incentive compensation expenses, lower business development costs and decreased travel expenses during the year.

LP&D Segment

        Revenue and gross profit in our LP&D segment decreased $2.6 million and $5.1 million respectively, for the year compared to the prior year. Gross margin decreased to 37.7% for the year compared to 39.3% for the prior year primarily due to decreased revenue at our Clive, Utah facility and increased overhead costs related to our manufacturing division.

        Revenue at our Clive, Utah facility decreased $11.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a combination of lower waste disposal volumes processed due to completion of two major D&D projects during 2008, and delays in waste shipments during the year. As a result, cost of revenue and gross profit decreased $7.0 million and $4.4 million respectively, for the year compared to the prior year.

        Revenue related to our transportation services decreased $1.7 million for the year compared to the prior year due to lower shipments of casks and lower fuel surcharges. Cost of revenue related to our transportation services decreased $2.4 million for the year compared to the prior year due to lower fuel and subcontractor costs and additional reductions in operating and overhead costs, which increased gross profit by $0.7 million.

        These decreases were offset, in part, by increased revenue of $7.1 million for the year at our Bear Creek, Tennessee facility due to higher volume of waste processed during the year and backlog of work carried over from 2008 of unprocessed receipts. The majority of costs at our Bear Creek, Tennessee facility are fixed, resulting in an increase in gross profit of $4.9 million compared to the prior year.

        Revenue and cost of revenue related to our manufacturing division increased $6.0 million and $11.0 million, respectively, for the year compared to the prior year primarily due to a large shipment of depleted uranium tubes in December 2009. However, gross profit decreased $5.0 million as a result of higher overhead costs recorded during the year due to excess capacity.

        Segment selling, general and administrative expenses in our LP&D segment decreased $1.3 million to $7.9 million for the year from $9.2 million for the prior year mostly due to decreased incentive compensation costs of $1.4 million.

International Segment

        Revenue in our International segment decreased $178.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Our revenue, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $13.0 million primarily due to the Magnox contracts. However, this increase was offset by a $191.1 million decrease due to lower pound sterling exchange rates during the year. Of the $13.0 million increase in revenue, our revenue related to the Magnox contracts increased $10.6 million during the year. In addition, revenue related to our other UK operations increased $2.4 million.

        Cost of revenue in our International segment decreased $162.4 million for the year compared to the prior year. Our cost of revenue, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $15.5 million. However, this increase was offset by a $177.9 million decrease due to lower pound sterling exchange rates during the year. Of the $15.5 million increase in cost of revenue, our cost of revenue related to our Magnox contracts increased $17.6 million primarily due to employee termination benefits related to voluntary termination program of 200 employees at our Magnox North sites and Magnox South sites offset by decreased labor and subcontractor costs during the year. In addition, cost of revenue related to our other operations in the U.K. decreased $2.1 million.

        Gross profit in our International segment decreased $15.7 million for the year compared to the prior year. Our gross profit, prior to considering the effects of fluctuations in pound sterling exchange rates, decreased $2.5 million. In addition, gross profit decreased $13.2 million due to a decline in pound sterling exchange rates during the year. Gross profit margin in our International segment was 6.3% for the year compared to 6.7% for the prior year. The decrease in gross profit margin is due to employee termination benefits recorded during the year ended December 31, 2009.

        Segment selling, general and administrative expenses in our International segment decreased $2.1 million for the year , compared to the prior year due primarily to decreased amortization expense of intangible assets for the period offset by increased bid and proposal expenses relating to potential contracts in the U.K. and other foreign locations. During the year ended December 31, 2009, the Company determined that it had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As a result, amortization expense decreased $2.2 million during the year, of which $0.6 million relates to expense recorded in periods prior to 2009.

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses decreased $6.9 million to $75.3 million for the year from $82.2 million for the prior year. This decrease is primarily attributable to decreased management compensation expense of $10.0 million from 2008 that was paid at the direction of and fully reimbursed by ENV Holdings and decreased incentive compensation expense due to a shortfall of 2009 performance targets. These decreases are offset by increased legal fees related to our declaratory judgment action with the Northwest Compact, increased equity-based compensation expense of $4.8 million of which $2.6 million resulted from a modification in the vesting terms of stock option and restricted stock grants of a former executive and increased expenses of $1.6 million relating to the separation agreements of former executives. As a percentage of revenue, corporate SG&A expenses remained constant at 4.6% for the years ended December 31, 2009 and 2008.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures increased $4.4 million, or 139.1%, to $7.6 million for the year from $3.2 million for the prior year. The increase is primarily due to an increase of $5.3 million in our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site in which we have a non-controlling interest.

Interest expense

        Interest expense decreased $14.2 million, or 31.8%, to $30.4 million for the year from $44.6 million for the prior year primarily due to a decline in our average borrowings outstanding as a result of repaying $47.6 million of debt during 2009. In addition, interest rates related to our credit facilities declined during 2009 due to a decrease in LIBOR.

Other income (expense), net

        Other expense, net, decreased $7.7 million, or 89.0%, to net other expense of $1.0 million for the year from a net other expense of $8.7 million for the prior year primarily due to decreased net foreign currency losses of $7.6 million for the year. In addition, losses derived from our interest rate swap decreased $1.0 million during the year.

Income taxes

        We recognized income tax expense of $14.6 million and $21.1 million for the years ended December 31, 2009 and December 31, 2008, respectively, based on estimated annual effective tax rates on our consolidated operations of 22.3% and 31.8%, respectively. The decrease in income tax expense is primarily due to the effect of research and development credits in the U.S. and the U.K., offset by certain nondeductible expenses and Internal Revenue Service ("IRS") audit settlements.

Liquidity and Capital Resources

        During the year ended December 31, 2010, our cash and cash equivalents increased $44.3 million, to $60.2 million. This compared to a decrease in cash and cash equivalents of $32.5 million for the prior year. During the year, we had net cash inflows from operating activities of $111.3 million. This was offset by net cash outflows from investing activities of $34.3 million, primarily related to purchases and sales of our investments in the NDT fund and to purchases of property, plant and equipment. Our cash outflows from our financing activities were $33.1 million, primarily related to repayments and retirement of debt, payment of stockholder dividends, debt financing fees and realized losses on settlement of our derivative contracts offset by borrowings related to our new senior secured credit facility.

        We finance our operations primarily through cash provided by operations. As of December 31, 2010, our principal sources of liquidity consisted of $60.2 million of existing cash and cash equivalents, and $92.6 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $12.4 million of outstanding letters of credit issued against our revolving credit facility. As of December 31, 2010 we had no outstanding balances under our revolving line of credit.

        In August 2010, we refinanced existing debt obligations with borrowings under a new senior secured credit facility and the proceeds of an offering of $300 million in aggregate principal amount of senior notes due in 2018. The new senior secured facility includes a term loan and a revolving credit facility. A portion of the proceeds of the term loan are held in a restricted cash account to provide for cash-collateralized letters of credit. As a result, the Company recorded a $19.1 million write-off of unamortized debt financing fees related to our former credit facilities during the third quarter of 2010.

        On September 1, 2010, as part of the closing of the Zion Station transaction, the Company gained access to a dedicated decommissioning trust fund, which is available for the sole purpose of decommissioning of the Zion nuclear power plant. We expect that we will be reimbursed from the trust fund for the work we perform to decommission the plant. To that extent, investments in the NDT fund are also considered a source of working capital for those operations. However, in the event that we do not comply with the contractual requirements included in the Exelon Agreements, we may become subject to additional financial requirements. These additional financial requirements may take the form of not being able to bill the trust fund for work performed, funding the work on the project through our other cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon.

        Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures. We have determined that capital previously allocated for the payment of common stock dividends would be better utilized for debt reduction and reinvesting in the business to support our internal growth. Therefore, the dividend paid in the third quarter of 2010 was the last dividend that was paid. We believe this new policy will improve our ability to deliver financial results that will benefit all of our stockholders.

        We had accumulated benefit obligations related to our pension plans of $3.1 billion as of December 31, 2010. See Note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K for a more detailed discussion. Approximately 99% of that obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox Plans. We are required to fund the plan related to our employees of EnergySolutions EU Limited, a wholly owned subsidiary in the U.K. The plan is currently funded by contributions from us and the employees. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. During 2009, we contributed an additional $3.1 million to the Magnox Plans to maintain minimum funding requirements for that year.

Historical Cash Flows

Cash flow from operating activities

        We generated $111.3 million in cash from operating activities during the year, which included net losses of $19.9 million and significant non-cash expenses including impairment of goodwill of $35.0 million, write-off of deferred financing costs of $19.1 million, depreciation, amortization and accretion expense of $54.4 million, and equity-based compensation expense of $10.3 million. We also had unrealized gains on our NDT fund of $17.6 million. Cash flows from operating activities were also provided from increases of $35.5 million in accrued expenses and other current liabilities primarily due to the timing of payments to vendors of Magnox Contracts in the U.K., and decreases of in costs and estimated earnings in excess of billings on uncompleted contracts primarily due to the collection of funds from customers. Cash flow used in operating activities include decreases in accounts payable of $5.8 million, settlement of ARO liabilities of $25.7 million, disbursements from the NDT fund of $30.2 million to support the D&D work at the Zion Station and to pay for taxes due on the realized gains from the NDT fund, and an increase in accounts receivable of $39.9 million for billings issued.

        We generated $52.2 million of cash from operating activities during the year ended December 31, 2009. Cash from operating activities in 2009 included net income of $52.0 million, and significant non-cash expenses including depreciation and amortization expense of $46.2 million and equity-based compensation expense of $14.9 million. Cash from operating activities was also provided by a reduction in inventories of $10.1 million due to shipment of depleted uranium tubes, and a reduction in other current assets of $25.6 million primarily due to a $10.0 million contribution received during the first quarter of 2009 from ENV Holdings, and release of retention funds related to federal projects. Cash from operating activities was reduced due to increased accounts receivable of approximately $71.4 million, and increased costs and estimated earnings in excess of billings on uncompleted contracts of $19.2 million during the year ended December 31, 2009.

Cash flow from investing activities

        We used $34.3 million of cash for investing activities during the year. Of this amount we used $17.0 million for capital expenditures related to capitalizable implementation costs for a new enterprise resource planning system (Oracle EBS R12) and purchase equipment and capital improvements to support our operations at our facilities. We also purchased investments of approximately $706.2 million and sold investments of approximately $722.5 million from our NDT fund. We invest in securities actively to provide our target returns on the NDT trust to satisfy current and future decommissioning costs associated with the Zion Station ARO.

        We used $25.1 million of cash for investing activities during the year ended December 31, 2009. Of this amount, we used $24.4 million of cash for capital expenditures primarily due to software licensing costs and capitalizable implementation costs for a new enterprise resource planning system (Oracle EBS R12) and purchase of equipment required at our various facilities.

Cash flow from financing activities

        Our net cash outflows from our financing activities were $33.1 million for the year, which resulted from proceeds from an offering of $300 million senior notes due 2018, and proceeds from a $560.0 million issuance of long term debt under a new credit facility. These inflows were offset by the retirement of long term debt, repayment of long term debt under the senior secured credit facility, cash collateralization of letters of credit, payment of stockholder dividends, payments of debt financing fees, and realized losses on the settlement of our interest rate derivative contract.

        We used $64.2 million of cash for financing activities during the year ended December 31, 2009 primarily to repay $47.6 million of long-term debt, to pay dividends of $8.8 million to our stockholders, and to pay debt financing fees to our lenders to obtain amendments to our credit facilities in the amount of $4.9 million. In addition, during the year ended December 31, 2009, we realized a net loss of $5.3 million on settlement of our derivative contract.

Capital Expenditures

        We made capital expenditures of $17.0 million, $24.4 million, and $26.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. We invested in or completed several significant capital improvements in 2010 and 2009, including the implementation of Oracle EBS R12, the purchase of equipment and capital improvements for the operations at our Clive Utah facility and the purchase of equipment required for the Atlas mill tailings contract, respectively. We expect purchases of capital expenditures for the year ending December 31, 2011 will be approximately $25.0 to $35.0 million related primarily to purchases of equipment and property improvements at our facilities. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities or through capital lease arrangements.

Senior Secured Credit Facility and Senior Notes

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the "Term Loan") in an aggregate principal amount of $560 million at a discount rate of 2.5%, and a senior secured revolving credit facility (the "Revolving Credit Facility") with availability of $105 million, of which $12.4 million was used to fund letters of credit issued as of December 31, 2010. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and (c) for any revolving letters of credit a per annum fee equal to the applicable margin associated with the revolving line of credit plus a fronting fee and administrative fee. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under the former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under the former credit agreements, and provide credit support for obligations acquired under the Exelon Agreements.

        On August 13, 2010, we also completed a private offering of $300 million 10.75% Senior Notes at a discount rate of 1.3%. The senior notes are governed by an Indenture among EnergySolutions and

Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and to all future subordinated debt.

        At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus an applicable make-whole premium, as of, and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after August 15, 2014, we may redeem all or a portion of the senior notes at the following redemption prices during the 12-month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

Period	Redemption Price
2014	105.375%
2015	102.688%
2016 and thereafter	100.000%

        The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of the Term Loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

        As of December 31, 2010, we had mandatory principal repayments based on our excess cash flow and scheduled repayments of $5.6 million due within the next 12 months. For the years ended December 31, 2010 and 2009, we made principal repayments totaling $2.8 million and $47.6 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we made cash interest payments of $29.9 million, $25.8 million and $41.3 million, respectively. In addition, during the year ended December 31, 2010, we paid fees of approximately $23.2 million to the lenders to obtain the new credit agreements, which are being amortized over the remaining term of the senior secured credit facility, and wrote off $19.1 million of deferred financing fees related to our previous debt.

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility), and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.75 for the quarter ending December 31, 2010, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended December 31, 2010 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2010, our total leverage and cash interest coverage ratios were 3.13 and 3.87, respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default provision that would be triggered by a change of control as defined in the senior secured credit facility. As of December 31, 2010, we were in compliance with all of the covenants under our senior secured credit facility.

        The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company's domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions, LLC subsidiary and other special purpose subsidiaries whose organizational documentation prohibits or limits such pledge.

        The Senior Notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The Senior Notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder's senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The Indenture contains among other things, certain covenants limiting our ability and the ability of one restricted subsidiary to incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur liens; sell assets and subsidiary stock; transfer all or substantially all of our assets, or enter into a merger or consolidation transactions; and enter into transactions with affiliates.

        In connection with the sale of the senior notes, we entered into a registration rights agreement, dated August 13, 2010 (the "Registration Rights Agreement"), with the representative of the initial purchasers of the senior notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the senior notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the senior notes if the exchange offer is not consummated within the required time period stated in the Registration Rights Agreement. We have delayed the filing of the registration statement until after our annual report on Form 10-K for the year ended December 31, 2010 is filed. Since February 14, 2011, we have been incurring an interest penalty in the amount of 0.25 basis points.

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

Exelon Agreement

        In September 2010, we entered into an arrangement, through our subsidiary ZionSolutions, LLC ("ZionSolutions") with Exelon Generation Company ("Exelon") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including all assets held in its nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The NRC approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions.

        To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC's regulations.

        We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If the Company exhausts its resources and ability to complete the D&D activities and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) is then entitled to draw on the funds associated with the letter of credit. Under the terms of the Company's financing arrangements the Company obtained restricted cash and took on a liability for the letter of credit facility.

Contractual Obligations and Other Commitments

        As of December 31, 2010, our contractual obligations and other commitments were as follows (in thousands):

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and beyond
Long-term debt obligations(1)	$840,160	$5,600	$11,200	$11,200	$812,160
Capital lease obligations	990	511	479	—	—
Operating lease obligations	35,096	11,756	13,508	6,679	3,153
Other contractual obligations	12,500	2,500	5,000	5,000	—
Other long term liabilities(2)	9,541	—	—	—	9,541

Total	$898,287	$20,367	$30,187	$22,879	824,854

(1)
Includes only obligations to pay principal of $557.2 million outstanding balance of our term-loan senior secured facility. Our term loan bears interest at a variable interest rate. At December 31, 2010 the variable interest rate on our term loan was 6.25%. Assuming that this rate remains constant during the following years, our interest payment obligations related to the term loan obligations would be approximately $34.5 million for each of the next five years and $30.3 million in 2016. We also have obligations to pay $300.0 million outstanding balance of our 10.75% senior notes. We have no minimum principal payments obligations of the senior note within the next 5 years. At this rate, our interest payment obligations related to the senior notes would be $32.3 million for each of the next 5 years.

(2)
Includes long-term rate reserves of $3.4 million and income and income tax contingency reserves of approximately $6.2 million.

Off Balance Sheet Arrangements

        We have a number of routine operating leases, primarily related to real estate, equipment for project contracts, rail equipment, and investments in joint ventures at December 31, 2010.

        As of December 31, 2010, we had an outstanding variable rate term loan of $557.2 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of December 31, 2010, which is 53.8% of our outstanding term loan, we were not required to enter into new hedge agreements. However, we retained the collar interest rate agreement required under our former credit facilities for the aggregate notional amount of $200.0 million until its maturity date on January 1, 2011. As of December 31, 2010, the fair value liability of our interest rate collar agreement was approximately $0.1 million.

        From time to time, we are required to post standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of December 31, 2010, we had $324.4 million in letters of credit issued under our senior secured credit facility. As of December 31, 2010, we had $3.0 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2010, the closure and post-closure requirements for our facilities were $142.1 million.

Critical Accounting Policies

        This management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.

        Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective estimates and assumptions. Our critical accounting policies are discussed below.

Accounting for the Exelon Transaction

        As discussed above, in December 2007, we entered into certain agreements with Exelon to dismantle the Zion Station, including a planning contract under which we were engaged to perform certain preparatory services, with payment contingent upon closing of an asset sale agreement. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statements of operations, with $5.1 million in revenue being deferred over the period of D&D work.

        On the date of the closing of the asset sale agreement, the trust fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investments returns arising therein, remains restricted solely to that purpose. The investments are classified as trading securities and as such, the investment gains and losses will be recorded in the income statement as Other Income or Expense. As part of this transaction, we have assumed Exelon's cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. To the extent that the trust fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

        As the trust fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

        In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the asset retirement obligations for the plant, and we have established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO will follow ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus the original profit margin, and recognition of the ARO gain as the obligation is settled. Accretion expense and the ARO gain will be recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes will also be recorded to cost of revenue in the statement of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

Revenue Recognition

        We record revenue when all of the following conditions exist:

  •
  evidence of an agreement with our customer;

  •
  work has actually been performed;

  •
  the amount of revenue is fixed or determinable; and

  •
  collection from our customer is reasonably assured.

Federal, Commercial and International Contracts

        Our services are provided under cost-reimbursable plus award or incentive fee, fixed-price, and unit-rate contracts. The following describes our policies for these contract types:

  •
  Cost-reimbursable contracts—We are reimbursed for allowable costs in accordance with Federal Acquisition Regulations ("FAR"), Cost Accounting Standards ("CAS") or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or CAS, we may not be able to obtain reimbursement for such costs. A contract may also provide for award fees or incentive fees in addition to cost reimbursements. Incentive fees are earned if we meet certain contract provisions, including schedule, budget and safety. Monthly assessments are made to measure the amount of revenue earned in accordance with established contract provisions. Award and incentive fees are accrued when estimable and collection is reasonably assured.

  •
  Fixed-price contracts—We receive a fixed amount of revenue irrespective of the actual costs we incur. For fixed-price contracts, our revenue are recognized using the proportional performance method of accounting using appropriate output measures, where estimable, or on other measures such as proportion of costs incurred to total estimated contract costs.

  •
  Unit-rate contracts—For unit-rate contracts, our revenue are recognized using the proportional performance method of accounting as units are completed based on contractual unit rates.

        Accounting for revenue earned under our contracts may require assessments that include an estimate of the amount that has been earned on the contract and are usually based on the volumes that have been processed or disposed, milestones reached or the time that has elapsed under the contract. Each of our contracts is unique with regard to scope, schedule and delivery methodology. Accordingly, each contract is reviewed to determine the most reliable measure of completion for revenue recognition purposes. Input measures such as costs incurred to total contract costs are used only when there are no quantifiable output measures available and represent a reasonable basis for determining the relative status of the project given that, on many contracts, costs are the basis for determining the overall contract value and timing.

        Certain of our fixed-price contracts are for services that are non-linear in nature, require complex, non-repetitive tasks or involve a non-time-based scope of work. In these contracts, the earnings process is not fulfilled upon the achievement of milestones, but rather over the life of the contract. Evaluation of the obligations and customer requirements on these contracts does not produce objective, quantifiable output measures that reflect the earnings process for revenue recognition. Therefore, in these situations, we use a cost-to-cost approach to determine revenue.

        A cost-to-cost approach accurately reflects our obligations and performance on these contracts, as well as meeting our customers' expectations of service being performed. Therefore, we believe that input measures used to measure progress toward completion on certain fixed-price projects provide a reasonable surrogate as compared to using output measures.

        For the years ended December 31, 2010, 2009 and 2008, revenue calculated using a cost-to-cost approach were $76.9 million, $59.5 million and $75.4 million respectively.

        Revisions to revenue, cost and profit estimates, or measurements of the extent of progress toward completion, are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Contracts typically provide for periodic billings on a monthly basis or based on contract milestones. Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized.

        We record contract claims and pending change orders, including requests for equitable adjustments ("REAs") when collection of revenue is reasonably assured, which generally is when accepted in writing by the customer. The costs to perform the work related to these claims and pending change orders including REAs are included in our financial statements in the period that they are incurred and are included in our estimates of contract profitability.

        A provision for estimated losses on individual contracts is recognized in the period in which the losses are identified and includes all estimated direct costs to complete such contracts (excluding future general and administrative costs expected to be allocated to the contracts). Monthly assessments are performed on our estimates and changes are made based on the latest information available. For the years ended December 31, 2010, 2009 and 2008, we recorded provision for losses in the amount of $1.6 million, $0.1 million, and $0.1 million, respectively.

LP&D Contracts

        Our LP&D services are provided primarily under unit-rate contracts. Revenue is recognized as units of materials are processed or disposed based on the unit prices provided in the contracts.

D&D Liabilities

        We have responsibility for the cost to D&D our facilities and related equipment, as well as the equipment used at customer sites in our Commercial Services segment. These costs are generally paid upon closure of the facilities or disposal of the equipment. We are also responsible for the cost of monitoring our Clive, Utah facility over its post-closure period. We have also acquired the shut down nuclear power plant's at Exelon's Zion Station and assumed the related D&D liabilities.

        Accounting guidance for asset retirement obligations requires us to record the fair value of an ARO as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset except for the Zion related ARO. We are also required to record a corresponding asset that we depreciate over the life of the asset. For the Zion related ARO we do not record an ARO asset that depreciates because the underlying tangible assets have no future value. Instead, we have capitalized deferred project costs that will be amortized to cost of revenue as the work is performed. After the initial measurement of our AROs, the ARO is adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation.

        The cost basis for our landfill assets and related obligations include landfill liner material and installation, excavation for airspace, landfill leachate collection systems, environmental groundwater and air monitoring equipment, directly related engineering and design costs and other capital infrastructure costs. Also included in the cost basis of our landfill assets and related obligations are estimates of future costs associated with final landfill capping, closure and post-closure monitoring activities. These costs are described below:

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

        The cost basis for our AROs and, if applicable, our ARO assets includes costs to decontaminate, disassemble and dispose of equipment and facilities. We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.

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

        We are required to make significant estimates in the determination of our AROs and the related assets, if applicable. Our cost estimates for final capping, closure and post-closure activities and other

D&D activities are intended to approximate fair value and are based on our interpretation of the current regulatory requirements and proposed or anticipated regulatory changes. Where applicable, these cost estimates are based on the amount a third party would charge to perform such activities even when we expect to perform these activities internally. Because final landfill capping, closure and post-closure obligations and decontamination and decommissioning obligations are measured using present value techniques, changes in the estimated timing of the related activities would have an effect on these liabilities, related assets and resulting operations.

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion Station ARO, these charges are recorded directly to cost of revenue in the statement of operations. A hypothetical 1% increase in the inflation rate would have increased our AROs by $33.2 million. A hypothetical 10% increase in our cost estimate would have increased our AROs by $86.8 million.

        We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates.

Recoverability of Long-Lived Assets, Including Goodwill

        As of December 31, 2010 and 2009, we had recorded $480.4 million and $516.8 million of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the years ended December 31, 2010 and 2009, we recorded $1.5 million and $9.5 million, respectively, of translation losses related to goodwill denominated in foreign currencies.

        In accordance with authoritative guidance for accounting of Goodwill and Other Intangible Assets, the Company performs an impairment test on goodwill annually, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our annual testing date is April 1. For purposes of the goodwill impairment assessment, goodwill is allocated to each of our reporting units which are federal services, commercial services, LP&D and international. These reporting units were determined based on our internal management reporting and organizational structure. Goodwill is assigned to each of these reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

        We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

        We performed our annual impairment test as of April 1, 2010 and based on step 1 of the analysis, except for federal services, each of the reporting units' fair value substantially exceeded its carrying value. Based on step 1, we determined that we were required to perform step 2 for the federal services reporting unit. We concluded that the carrying value of our federal services reporting unit was impaired. We measured the fair value of the federal services unit by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The discounted cash flow analysis calculated the fair value of the federal services unit using management's business plans and projections as the basis for expected cash flows for the next five years and a 2.5% residual growth rate thereafter. We also used a weighted average discount rate of 11.5% for the analysis. Other significant estimates used in the discounted cash flow analysis include the profitability of our federal services unit and its working capital effects. Based on our step 2 analysis, we concluded that the carrying value of our federal services reporting unit was impaired.

        Prior to the goodwill impairment charge, the federal services reporting unit had goodwill of $143.5 million. As a result of our impairment test, we recorded a $35.0 million non-cash goodwill impairment charge during the second quarter of 2010. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth. The significant factors that we considered in determining the fair value of our federal services reporting unit included the future impact of contracts currently in place, the existence of renewal options on existing contracts, follow-on contracts related to existing contracts, outstanding proposals with federal services customers, known future requests for proposals and expected long term growth in the federal services business that approximates inflation. In determining the fair value of the reporting unit we probability weight the future business opportunities based on our internal assessments. However, some of the proposals are for very substantial contract awards and either winning or losing those bids can have a significant impact on our fair value calculations. There were no events or circumstances from the date of our assessment through December 31, 2010 indicating that impairment exists in any of our reporting units, however deterioration of market conditions accompanied of a decrease in our share of government funded contracts could potentially result in future impairment losses within our federal services reporting unit. The impairment charge did not impact our cash position, operating cash flow or debt covenants.

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

        Intangible assets subject to amortization consist of customer relationships, licenses and permits, technology, and non-compete agreements. Customer relationships, which include the fair value of acquired customer contracts, were evaluated for each operating segment using a discounted cash flow methodology and are amortized on a straight-line basis over a term of two to twelve years. Estimated future cash flows for each operating segment were derived based on detailed budgets and projections prepared by management. Licenses and permits were evaluated for each licensed facility using a replacement cost methodology. Also, due to the unique characteristics of the Envirocare permits, we also included an opportunity cost reflecting an estimate of earnings that would be lost if we had to replace the licenses and permits as opposed to having acquired them. Licenses and permits are either amortized over the definite terms of the related agreements or over the remaining useful lives of the related intangible asset, typically 20 to 25 years. Estimates of replacement costs were determined by management taking into consideration the cost of labor and other costs needed to meet regulatory requirements to obtain and maintain the licenses or permits. Estimates of opportunity cost were determined by management after considering estimated cash flows for the business generated with the licenses and permits offset by contribution asset charges for other assets of the business that also contribute to cash flow generation. Technology and non-compete agreements were evaluated using a discounted cash flow methodology. Intangible technology assets are amortized on a straight-line basis over a term of 9 to 10 years and non-compete agreements are amortized over the terms of the contracts. Estimated future cash flows for each technology and non-compete agreement were derived based on detailed budgets and projections prepared by management.

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

Share-Based Compensation Expense

        We recognized shared based compensation costs in the income statement over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation included the expected term of the equity award taking into account both the contractual term of the award, the effects of employees' expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

        In our share-based compensation strategy we utilize a combination of stock options and restricted stock that vest over time based on service and performance. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. For performance based stock options and restricted stock compensation, expense is recognized over the vesting period beginning at the grant date if it is probable that performance targets will be achieved. If prior to the performance measurement date, it is no longer probable that the performance targets will be achieved, the expense related to the grant will be adjusted accordingly and prior recognized compensation expense may be reversed. Also, if at the performance measurement date the performance targets are not achieved, the expense related to the grants will be adjusted to the earned amounts and compensation expense will also be adjusted accordingly.

        In 2006 and 2005, certain members of senior management were granted profit interest units in ENV Holdings LLC, in consideration for services rendered to us. These units entitle the holders to distributions from ENV Holdings. Certain units vested immediately upon grant and others vested over periods up to three years. These profit interest units are not convertible into common stock of EnergySolutions, Inc. or any other equity security of EnergySolutions, Inc. However, because these grants of profit interest units were made for services rendered to us, we recorded compensation expenses in connection with these grants. We recorded compensation expense of $0.3 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively, which represents the portion of the fair value of these units that vested in those periods. At December 31, 2010 there is no remaining unrecognized compensation expense associated with these units.

        We have options outstanding to purchase an aggregate of 6,602,167 shares and unvested restricted shares of 709,899 as of December 31, 2010. We estimate that we will recognize compensation expense related to the issuance of these awards of $8.7 million, $2.1 million and $0.1 million in 2011, 2012 and 2013, respectively. Our estimate of fair value for the stock options was made using the Black-Scholes model based upon the closing stock price on the date of grant, volatility of 49.0% to 51.2%, risk-free interest rate of 1.7% to 3.5% per year, and expected life of 6.25 years to 6.5 years. We determined the volatility rate by reference to volatility rates used by certain of our public industry peers since we do not have an established trading history of our common stock. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period.

Income Taxes

        Our effective tax rate for the year ended December 31, 2010 was 405.4%. Due to the amount of tax expense relative to the amount of pretax book income the rate is higher than the blended statutory rate. The tax expense is primarily due to the realization of income and tax expense in the UK, a goodwill impairment charge that is not deductible for tax purposes, and the increase of $15.3 million in our valuation allowance against certain domestic and foreign deferred tax assets. Additional tax expense is also recorded as a result of tax recorded on earnings generated by the NDT fund at both the trust and the corporate level. During the year ended December 31, 2010, we also recorded a benefit for domestic and foreign research and development credits. All of the domestic benefit from the research credit was recorded in the fourth quarter as a result of legislation that was enacted.

        We anticipate that our effective tax rate in 2011, exclusive of any unusual items, will be approximately 33% to 36%. We account for income taxes in accordance with applicable authoritative guidance for income taxes. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the US, the UK, and by various other government agencies representing jurisdictions outside the U.S.

        During the year ended December 31, 2010, we recognized adjustments to unrecognized tax benefits of $4.2 million, primarily related to various tax positions in the U.K. and in the U.S. During the years ended December 31, 2010, 2009 and 2008, we made income tax payments of $31.9 million, $15.5 million, and $22.7 million respectively. During 2010, the Internal Revenue Service continued its examination of the consolidated U.S. tax returns for the short tax period from November 16, 2007 through December 31, 2007 and the tax year ended December 31, 2008. It is not anticipated that the exam will result in any material adjustments to the amount of taxes previously recorded.

        As of December 31, 2010 and December 31, 2009, we had $6.2 million and $2.0 million, respectively, of gross unrecognized tax benefits, of which approximately $3.7 million will impact our annual effective tax rate in future years. These tax benefits were accounted for under guidance for accounting for uncertainty in income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. As discussed above the Company is currently in the final stages of multiple year examinations by Federal taxing authorities. The Company does not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and/or the closure on audits is highly uncertain.

Disclosure of Impact of Recently Issued Accounting Standards

Variable Interests Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on consolidation of Variable Interest Entities ("VIE") and guidance to improve financial reporting disclosures by enterprises involved with variable interest entities. This guidance requires an entity to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. They also require an ongoing reconsideration of the primary beneficiary, and amend the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an entity's involvement in a VIE. The new accounting standard on consolidation of VIEs became effective for annual reporting beginning after November 15, 2009. We adopted this guidance as of January 1, 2010. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.

Multiple-deliverable arrangements

        In October 2009, the FASB issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. This guidance is effective for us on January 1, 2011. We do not believe the adoption of this guidance will have a material impact on the Company's results of operations, financial position or cash flows.

Fair Value Measurements

        In January 2010, the FASB issued accounting guidance improving disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the Level 1 and Level 2 provisions as of January 1, 2010 did not have any impact on our consolidated financial statements. The adoption of this guidance had no impact in our consolidated financial statements as it is disclosure-only in nature.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of December 31, 2010, we had outstanding variable rate long-term debt of $557.2 million, of which $5.6 million is currently due within the next year. Under the terms of our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of September 30, 2010, which is 53.8% of our total outstanding term loans, we were not required to enter into new hedge agreements. However, we retained the collar interest rate agreement required under our former credit facilities for the aggregate notional amount of $200.0 million until its maturity date on January 1, 2011. As of December 31, 2010, the fair value liability of our interest rate collar agreement was approximately $0.1 million.

        A hypothetical interest rate change of 1% on our senior secured credit facility would have changed interest expense for the year ended December 31, 2010 by approximately $5.6 million. In addition, changes in market interest rates would impact the fair value of our long-term obligations. As of December 31, 2010, we had outstanding term loans with carrying amounts of $557.2 million with an approximate fair value of $562.8 million.

        We have foreign currency exposure related to our operations in the U.K. as well as to other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling, and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2010, would cause a change in consolidated net assets of approximately $14.8 million and a change in gross profit of approximately $5.5 million, primarily due to pound sterling-denominated exposures.

        We maintain a NDT fund to fund the decommissioning of the Zion Station nuclear plants. Our NDT fund is reflected at fair value on our condensed consolidated balance sheets. As of December 31, 2010, we had outstanding net investments with carrying amounts of $787.5 million with an approximate fair value of $805.1 million. The mix of securities in the NDT fund is designed to provide returns to be used to fund Zion Station D&D work and to compensate us for inflationary increases in D&D costs. However, the equity securities in the NDT fund are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 25 basis points would have changed the fair value of the NDT fund investments by approximately $8.6 million.

Item 8.    Financial Statements and Supplementary Data.

        See pages F-1 through F-45 following the Exhibits List.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2010, which is the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

        In connection with the preparation of the company's annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        During the first quarter of 2010, we implemented an enterprise resource planning ("ERP") system in our U.S. operations. During 2011 we will continue to enhance the ERP system and we will continue to improve and enhance our system of internal control over financial reporting. Our current system of internal control over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information about our directors and executive officers required by this item is included in "Directors, Executive Officers and Corporate Governance" in the Proxy Statement, which is incorporated herein by reference. A definitive Proxy Statement for our 2011 annual meeting will be filed with the Securities and Exchange Commission on or about April 20, 2011.

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

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        Documents filed as part of this report include:

  1.
  Financial Statements. Our consolidated financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

  2.
  Financial Statements. Financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the year ended December 31, 2010 and the notes thereto, together with the report of their independent auditor on those financial statements, are hereby filed as part of this report beginning on page F-41.

  3.
  Financial Statement Schedules and Other. All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

  4.
  Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2011.

ENERGYSOLUTIONS, INC.
By:	/s/ WILLIAM R. BENZ William R. Benz Executive Vice President and Chief Financial Officer

Power of Attorney

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Val J. Christensen and William R. Benz, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN R. ROGEL STEVEN R. ROGEL	Chairman of the Board of Directors	March 31, 2011
/s/ VAL J. CHRISTENSEN VAL J. CHRISTENSEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
/s/ WILLIAM R. BENZ WILLIAM R. BENZ	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2011
/s/ J. BARNIE BEASLEY, JR J. BARNIE BEASLEY, JR	Director	March 31, 2011
/s/ DAVID LOCKWOOD DAVID LOCKWOOD	Director	March 31, 2011

Name	Title	Date

/s/ PASCAL COLOMBANI PASCAL COLOMBANI	Director	March 31, 2011
/s/ JEAN I. EVEREST, II JEAN I. EVEREST, II	Director	March 31, 2011
/s/ CLARE SPOTTISWOODE CLARE SPOTTISWOODE	Director	March 31, 2011
/s/ ROBERT A. WHITMAN ROBERT A. WHITMAN	Director	March 31, 2011
/s/ DAVID B. WINDER DAVID B. WINDER	Director	March 31, 2011

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1	+*	Agreement and Plan of Merger, dated as of February 6, 2006, by and among EnergySolutions, LLC, Dragon Merger Corporation and Duratek, Inc. (attached as Exhibit 2.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on May 14, 2007).
2.2	+*
Agreement for the Sale and Purchase of the Whole of the Issued Share Capital of Reactor Sites Management Company Limited, dated as of June 6, 2007, by and among British Nuclear Fuels plc, EnergySolutions EU Limited and EnergySolutions, LLC (attached as Exhibit 2.2 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on September 11, 2007).
2.3	+	Asset Sale Agreement, dated as of December 11, 2007, by and among Exelon Generation Company, LLC, ZionSolutions, LLC, EnergySolutions, LLC and EnergySolutions, Inc., as amended.
3.1	*	Certificate of Incorporation of EnergySolutions, Inc. (attached as Exhibit 3.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
3.2	*	Amended and Restated Bylaws of EnergySolutions, Inc. (attached as Exhibit 3.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on July 23, 2010).
4.1	*	Specimen Common Stock certificate (attached as Exhibit 4.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
4.2	*
Form of Deposit Agreement, among EnergySolutions, Inc., Computershare Trust Company, N.A., as the depositary, Computershare Shareholder Services, Inc., as the depositary's service company, and the holders from time to time of the depositary receipts evidencing the depositary shares (attached as Exhibit 4.2 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).
4.3	*
Indenture, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, each of the guarantors named therein and Wells Fargo Bank (attached as Exhibit 4.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).
4.4	*
Registration Rights Agreement, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the guarantors named therein, and J.P. Morgan Securities Inc. (attached as Exhibit 4.2 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).
10.1	*
Credit Agreement, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse AG, Citibank, N.A., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (attached as Exhibit 4.3 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).
10.1.1	*
Amendment No. 1 to Credit Agreement, dated as of August 23, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A.(attached as Exhibit 3.1 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2010).

Exhibit Number		Exhibit Description
10.2	‡*	Amended and Restated Executive Employment and Non-Competition Agreement, dated as of January 9, 2007, between EnergySolutions, LLC and R Steve Creamer (attached as Exhibit 10.10 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
10.2.1	‡*
First Amendment to Amended and Restated Executive Employment and Non-Competition Agreement, effective as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC, and R Steve Creamer (attached as Exhibit 10.10.1 to EnergySolutions, Inc.'s Form 10-K/A (File No. 001-33830) filed with the SEC on April 29, 2008).
10.3	‡*
Executive Employment and Non-Competition Agreement, dated as of October 9, 2006, between EnergySolutions, LLC and Raul Deju (attached as Exhibit 10.12 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
10.3.1	‡*
First Amendment to Executive Employment and Non-Competition Agreement, dated as of November 12, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju (attached as Exhibit 10.12.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).
10.3.2	‡*
Second Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Raul Deju (attached as Exhibit 10.12.2 to EnergySolutions, Inc.'s Form 10-K/A (File No. 001-33830) filed with the SEC on April 29, 2008).
10.3.3	‡*
Amended and Restated Executive Employment and Non-Competition Agreement, dated as of March 26, 2010, by and between EnergySolutions, LLC and Raul Deju (attached as Exhibit 99.2 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on March 30, 2010).
10.4	‡*
Executive Employment and Non-Competition Agreement, dated as of June 26, 2006, between EnergySolutions, LLC and Val John Christensen (attached as Exhibit 10.13 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
10.4.1	‡*
First Amendment to Executive Employment and Non-Competition Agreement, dated as of March 19, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen (attached as Exhibit 10.14 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
10.4.2	‡*
Second Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen (attached as Exhibit 10.14.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 31, 2007).
10.4.3	‡*
Third Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Val John Christensen (attached as Exhibit 10.14.2 to EnergySolutions, Inc.'s Form 10-K/A (File No. 001-33830) filed with the SEC on April 29, 2008).
10.4.4	‡*
Fourth Amendment to Executive Employment and Non-Competition Agreement, dated as of April 8, 2010, by and between EnergySolutions, LLC and Val John Christensen (attached as Exhibit 99.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on April 9, 2010).

Exhibit Number		Exhibit Description
10.5	‡*	Executive Employment and Non-Competition Agreement, dated as of November 14, 2006, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker (attached as Exhibit 10.15 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
10.5.1	‡*
First Amendment to Executive Employment and Non-Competition Agreement, dated as of October 30, 2007, between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker (attached as Exhibit 10.15.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 31, 2007).
10.5.2	‡*
Second Amendment to Executive Employment and Non-Competition Agreement, dated as of March 3, 2008, by and between EnergySolutions, LLC, ENV Holdings LLC and Alan Parker (attached as Exhibit 10.15.2 to EnergySolutions, Inc.'s Form 10-K/A (File No. 001-33830) filed with the SEC on April 29, 2008).
10.6	‡*
Letter of Separation, dated November 18, 2009, by and between EnergySolutions, LLC and Philip Strawbridge (attached as Exhibit 10.8.4 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 1, 2010).
10.7	‡*
Separation Agreement, dated as of December 1, 2010, by and between EnergySolutions, LLC and Mark C. McBride (attached as Exhibit 10.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on December 7, 2010).
10.8	‡*	Form of EnergySolutions, Inc. 2007 Equity Incentive Plan (attached as Exhibit 10.19 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).
10.8.1	‡*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (attached as Exhibit 10.19.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).
10.8.2	‡*
Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (attached as Exhibit 10.19.2 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).
10.8.3	‡	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (With Time-Based and Company Performance-Based Stock Grants) between EnergySolutions, Inc. and executives other than group presidents.
10.8.4	‡	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (Performance-Based; Company EBITDA) between EnergySolutions, Inc. and executives other than group presidents.
10.8.5	‡	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (With Time-Based and Company Performance-Based stock Grants) between EnergySolutions, Inc. and group presidents.
10.8.6	‡	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (Performance-Based; Business Unit Operating Income) between EnergySolutions, Inc. and group presidents.
10.10	*	Form of Director Indemnification Agreement (attached as Exhibit 10.21 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

Exhibit Number		Exhibit Description
10.11	‡*	Executive Bonus Plan (attached as Exhibit 10.22 to EnergySolutions, Inc.'s Form S-1 (File No. 333-141645) filed with the SEC on July 7, 2008).
10.12	‡*	Form of Director Compensation Term Sheet (attached as Exhibit 10.1 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on November 6, 2009).
10.13	‡*
Letter of Appointment, dated December 18, 2009, by and between EnergySolutions EU Limited and Clare Spottiswoode (attached as Exhibit 10.13 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 1, 2010).
10.14	*
Amended, Restated and Consolidated Site Management and Operations contract dated as of April 1, 2007, by and among The Nuclear Decommissioning Authority, Magnox Electric Limited, and Energy Sales and Trading Limited (attached as Exhibit 10.14 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 1, 2010).
21.1		Subsidiaries of the registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K).
31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certifications of Chief Executive Officer And Chief Financial Officer.

+
The registrant has omitted certain schedules in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules to the SEC upon request.

‡
Indicates management contract or compensatory plan or arrangement.

*
Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

EnergySolutions, Inc.
Index to Consolidated Financial Statements
Contents
Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-5
Consolidated Statements of Changes in Stockholders'/Member's Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Washington River Protection Solutions LLC
Index to Consolidated Financial Statements
Contents
Independent Auditors' Report	F-64
Financial Statements
Balance Sheet	F-65
Statement of Operations and Members' Capital	F-66
Statement of Cash Flows	F-67
Notes to Financial Statements	F-68

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). EnergySolutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, EnergySolutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 31, 2011

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited the accompanying consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnergySolutions, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 31, 2011

EnergySolutions, Inc.

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands of dollars, except per share information)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$60,192	$15,913
Accounts receivable, net of allowance for doubtful accounts	294,972	260,380
Costs and estimated earnings in excess of billings on uncompleted contracts	102,287	115,651
Income tax receivable	—	3,658
Prepaid expenses	8,059	9,135
Deferred income taxes	4,770	2,701
Nuclear decommissioning trust fund investments, current portion	110,328	—
Deferred costs, current portion	100,149	15,651
Other current assets	4,851	6,417

Total current assets	685,608	429,506
Property, plant and equipment, net	122,649	122,696
Goodwill	480,398	516,849
Other intangible assets, net	283,500	310,203
Nuclear decommissioning trust fund investments	694,754	—
Restricted cash and decontamination and decommissioning deposits	338,408	24,273
Deferred costs	650,270	—
Other noncurrent assets	169,912	107,648

Total assets	$3,425,499	$1,511,175

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,600	$19,071
Accounts payable	101,229	110,247
Accrued expenses and other current liabilities	197,034	167,503
Facility and equipment decontamination and decommissioning liabilities, current portion	110,328	—
Unearned revenue, current portion	117,802	12,447

Total current liabilities	531,993	309,268
Long-term debt, less current portion	834,560	505,040
Pension liability	132,988	80,306
Facility and equipment decontamination and decommissioning liabilities	711,419	63,488
Deferred income taxes	77,956	47,743
Unearned revenue, less current portion	654,643	—
Other noncurrent liabilities	3,402	5,168

Total liabilities	2,946,961	1,011,013

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,667,841 and 88,361,604 shares issued and outstanding in 2010 and 2009, respectively	887	884
Additional paid-in capital	498,092	492,541
Accumulated other comprehensive loss	(25,511)	(20,761)
Retained earnings	2,168	26,381

Total EnergySolutions stockholders' equity	475,636	499,045
Noncontrolling interests	2,902	1,117

Total stockholders' equity	478,538	500,162

Total liabilities and stockholders' equity	$3,425,499	$1,511,175

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except per share information)

	Year Ended December 31,
	2010	2009	2008
Revenue	$1,752,042	$1,623,893	$1,791,631
Cost of revenue	(1,553,508)	(1,409,596)	(1,544,438)

Gross profit	198,534	214,297	247,193
Selling, general and administrative expenses	(132,542)	(123,955)	(129,430)
Impairment of goodwill	(35,000)	—	—
Equity in income of unconsolidated joint ventures	13,120	7,573	3,167

Income from operations	44,112	97,915	120,930
Interest expense	(71,487)	(30,403)	(44,595)
Other income (expenses), net	36,659	(961)	(8,723)

Income before income taxes and noncontrolling interests	9,284	66,551	67,612
Income tax expense	(29,204)	(14,588)	(21,098)

Net income (loss)	(19,920)	51,963	46,514
Less: Net income attributable to noncontrolling interests	(2,081)	(1,131)	(1,333)

Net income (loss) attributable to EnergySolutions	$(22,001)	$50,832	$45,181

Net income (loss) per common share of EnergySolutions:
Basic	$(0.25)	$0.58	$0.51
Diluted	$(0.25)	$0.57	$0.51
Weighted average common shares outstanding:
Basic	88,537,844	88,318,024	88,303,779
Diluted	88,537,844	88,436,385	88,311,231
Cash dividends declared per common share	$0.075	$0.10	$0.10
Comprehensive income (loss):
Net income (loss)	$(19,920)	$51,963	$46,514
Foreign currency translation adjustment	(4,574)	(25,906)	7,447
Change in unrecognized actuarial loss	(176)	250	(1,123)

Comprehensive income (loss)	(24,670)	26,307	52,838
Comprehensive income attributable to noncontrolling interests	(2,081)	(1,131)	(1,333)

Comprehensive income (loss) attributable to EnergySolutions	$(26,751)	$25,176	$51,505

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except per share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Capital Deficiency)
			Additional Paid-in Capital			Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2007	88,305,500	$883	$471,075	$(1,429)	$(65,206)	$68	$405,391
Net income	—	—	—	—	45,181	1,333	46,514
Capital contribution	—	—	10,000	—	—	—	10,000
Dividend distributions	—	—	(8,831)	—	(9)	—	(8,840)
Equity-based compensation	—	—	9,844	—	—	—	9,844
Reversal of shares issued to charitable organization	(2,000)	—	(46)	—	—	—	(46)
Vesting of restricted stock	2,174	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(850)	(850)
Impact of consolidation of joint venture	—	—	—	—	—	482	482
Change in unrecognized actuarial loss	—	—	—	(1,123)	—	—	(1,123)
Foreign currency translation	—	—	—	7,447	—	—	7,447

Balance at December 31, 2008	88,305,674	883	482,042	4,895	(20,034)	1,033	468,819
Net income	—	—	—	—	50,832	1,131	51,963
Dividend distributions	—	—	(4,415)	—	(4,417)	9	(8,823)
Equity-based compensation	—	—	14,915	—	—	—	14,915
Vesting of restricted stock	55,930	1	(1)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,056)	(1,056)
Change in unrecognized actuarial loss	—	—	—	250	—	—	250
Foreign currency translation	—	—	—	(25,906)	—	—	(25,906)

Balance at December 31, 2009	88,361,604	884	492,541	(20,761)	26,381	1,117	500,162
Net loss	—	—	—	—	(22,001)	2,081	(19,920)
Dividend distributions	—	—	(4,426)	—	(2,212)	—	(6,638)
Equity-based compensation	—	—	10,308	—	—	—	10,067
Stock issued due to option exercise	8,400	—	47	—	—	—	47
Vesting of restricted stock	359,666	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(61,827)	—	(375)	—	—	—	(375)
Distributions to noncontrolling interests	—	—	—	—	—	(296)	(296)
Change in unrecognized actuarial loss	—	—	—	(176)	—	—	(176)
Foreign currency translation	—	—	—	(4,574)	—	—	(4,574)

Balance at December 31, 2010	88,667,843	$887	$498,092	$(25,511)	$2,168	$2,902	$478,538

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(19,920)	$51,963	$46,514
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	54,446	47,777	48,032
Equity-based compensation expense	10,308	14,915	9,844
Foreign currency transaction (gain) loss	(55)	(661)	16,234
Deferred income taxes	(7,150)	4,130	(8,739)
Write-off of debt financing fees	19,069	—	—
Amortization of debt financing fees and debt discount	5,965	4,456	3,552
Impairment of goodwill	35,000	—	—
(Gain) loss on disposal of property, plant and equipment	(178)	12	1,262
Unrealized (gain) loss on derivative contracts	(1,636)	1,465	782
Unrealized gain on nuclear decommissioning trust investments	(17,592)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(39,937)	(71,424)	101,327
Costs and estimated earnings in excess of billings on uncompleted contracts	13,425	(19,240)	(18,198)
Income tax receivable	3,658	1,878	20,626
Prepaid expenses and other current assets	15,720	35,740	(32,751)
Accounts payable	(5,750)	13,895	(38,727)
Accrued expenses and other current liabilities	35,463	(12,621)	(37,894)
Unearned revenue	(7,069)	(14,313)	(10,492)
Facility and equipment decontamination and decommissioning liabilities	(25,692)	—	—
Restricted cash and decontamination and decommissioning deposits	875	1,377	2,110
Nuclear decommissioning trust fund	30,205	—	—
Other noncurrent assets	(41,289)	26,842	(88,116)
Other noncurrent liabilities	53,454	(34,008)	87,743

Net cash provided by operating activities	111,320	52,183	103,109

Cash flows from investing activities
Purchase of investments in nuclear decommissioning trust fund	(722,489)	—	—
Proceeds from sales of nuclear decommissioning trust fund investments	706,223	—	—
Purchases of property, plant and equipment	(17,034)	(24,389)	(26,629)
Purchases of intangible assets	(1,184)	(703)	(680)
Proceeds from disposition of property, plant and equipment	215	13	33

Net cash used in investing activities	(34,269)	(25,079)	(27,276)

Cash flows from financing activities
Net proceeds from issuance of senior notes	296,070	—	—
Net proceeds from issuance of long-term debt	546,000	—	—
Retirement of long-term debt	(519,111)	—	—
Restricted cash held as collateral of letter of credit obligations	(315,035)	—	—
Repayments of long-term debt	(2,800)	(47,646)	(40,210)
Net borrowings (repayments) under revolving credit facility	(5,000)	5,000	—
Dividends/distributions to stockholders	(6,638)	(8,823)	(8,831)
Distributions to noncontrolling interests partners	(296)	(1,056)	(850)
Minimum tax withholding on restricted stock awards	(375)	—	—
Proceeds from exercise of stock options	47	—	—
Settlement of derivative contracts	(2,112)	(5,321)	5,232
Repayments of capital lease obligations	(600)	(1,451)	(1,533)
Debt financing fees	(23,208)	(4,860)	(6,434)

Net cash used in financing activities	(33,058)	(64,157)	(52,626)

Effect of exchange rate on cash	286	4,518	(11,125)

Net increase (decrease) in cash and cash equivalents	44,279	(32,535)	12,082
Cash and cash equivalents, beginning of period	15,913	48,448	36,366

Cash and cash equivalents, end of period	$60,192	$15,913	$48,448

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Notes Consolidated Financial Statements

(1) Description of Business

        Envirocare of Utah, Inc. (predecessor) was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the predecessor converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC ("ENV Holdings"). In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC ("we," "our," "EnergySolutions" or the "Company"). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning ("D&D") division of Scientech, LLC ("Scientech") in October 2005, BNG America, LLC ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited ("ESEU")) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, Reactor Sites Management Company Limited ("RSMC") in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco Limited ("Monserco") in December 2007. The operations of such acquisitions are included in our results of operations from the date of acquisition.

        We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services segment derives revenue from United States ("U.S.") government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services segment provides a broad range of on-site services, including decontamination and decommissioning ("D&D"), to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the U.S. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenue primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors.

        On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC converted to EnergySolutions, Inc. As a result, the member of EnergySolutions, LLC contributed its membership equity interest for 75.2 million shares of $0.01 par value common stock of EnergySolutions, Inc. EnergySolutions, Inc., is now organized and existing under the General Corporation Law of the State of Delaware.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(1) Description of Business (Continued)

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

        To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility, and (iii) purchased the insurance required of a licensee under the NRC's regulations.

        We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If the Company exhausts its resources and ability to complete the D&D activities and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) is then entitled to draw on the funds associated with the letter of credit. Under the terms of the Company's financing arrangements the Company obtained restricted cash and took on a liability for the letter of credit facility.

Accounting for the Exelon Transaction

        As discussed above, in December 2007, we entered into certain agreements with Exelon to dismantle the Zion Station, including a planning contract under which we were engaged to perform certain preparatory services, with payment contingent upon closing of an asset sale agreement. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(1) Description of Business (Continued)

contract in our consolidated statements of operations, with $5.1 million in revenue being deferred over the period of D&D work.

        On the date of the closing of the asset sale agreement, the trust fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investments returns arising therein, remains restricted solely to that purpose. The investments are classified as trading securities and as such, the investment gains and losses will be recorded in the income statement as Other Income or Expense. As part of this transaction, we have assumed Exelon's cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. To the extent that the trust fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

        As the trust fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

        In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the asset retirement obligations for the plant, and we have established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO will follow ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus the original profit margin, and recognition of the ARO gain as the obligation is settled. The ARO gain results from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed we recognize a gain if actual costs are less than the estimated costs plus the third-party profit. Accretion expense and the ARO gain will be recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes will also be recorded to cost of revenue in the statement of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

        The accompanying Consolidated Financial Statements contain the accounts of EnergySolutions, Inc., a Delaware corporation, and its wholly-owned subsidiaries and controlled joint ventures after eliminating all intercompany balances and transactions in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date that we filed these financial statements in our Annual Report on Form 10-K Report with the Securities and

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Exchange Commission. The consolidated financial statements are presented in conformity with U. S. generally accepted accounting principles ("U.S. GAAP").

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have included their operations in our consolidated financial statements. We recorded the portion of the earnings from operations which is applicable to the noncontrolling partners as net income and comprehensive income attributable to noncontrolling interests.

(b) Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenue and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) proportion of completion on long-term contracts, (ii) the costs to close and monitor our landfill and D&D facilities and equipment, (iii) recovery of long-lived assets (iv) analysis of goodwill impairment, (v) useful lives of intangibles assets and property, plant and equipment, (vi) costs for unpaid claims and associated expenses related to employee health insurance, (vii) the determination of rate reserve provisions, (viii) provision for a valuation allowance on deferred tax assets, (ix) uncertainties in income taxes, (x) contingencies and litigation and (xi) stock price volatility and expected forfeiture rates for stock option valuation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

(c) Cash and Cash Equivalents

        We consider all cash on deposit, money market accounts, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

(d) Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of accounts receivable, net of the allowance for doubtful accounts, represents estimated net realizable value. The allowance for doubtful accounts is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. We generally do not require collateral for accounts receivable; however, we regularly review all accounts receivable balances and assess the collectability of those balances. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote. We have an allowance for doubtful accounts of $0.9 million and $1.2 million as of December 31, 2010 and 2009, respectively.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(e) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenue and Retainage.

        Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We recognize a rate reserve for an anticipated liability resulting from the difference between estimated billing rates and actual rates on certain contracts with the federal government. This liability will be settled based upon the completion of audits of the actual rates by the applicable federal government audit agency. As of December 31, 2010 we have outstanding rate reserve liabilities totaling $2.1 million and an outstanding rate reserve receivables totaling $3.4 million. As of December 31, 2009 we have a net rate reserve liability of $1.9 million.

        Retainage represents amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 31, 2010 and 2009, respectively, we have retainage balances of $3.1 million and $4.4 million, of which $2.5 million and $3.8 million are current and are included in other current assets in the consolidated balance sheets. The remaining portion is classified as long term and is included in other noncurrent assets in our consolidated balance sheets.

(f) Nuclear Decommissioning Trust Fund Investments

        The nuclear decommissioning trust ("NDT") was established solely to satisfy obligations related to the D&D of the Zion Station nuclear power plant located in Zion, Illinois. The NDT fund holds investments in debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. Gains and losses resulting from adjustments to fair value are recorded in the income statement as other income (expense), net.

        We consolidate the NDT fund as a variable interest entity. We have a contractual interest in the NDT fund and such interest is a variable interest due to its exposure to the fluctuations caused by market risk. We are the primary beneficiary of the NDT as we benefit from positive market returns and bear the risk of market losses. We are able to control the NDT fund by appointing the trustee, and subject to certain restrictions, we are able to direct the investment policies of the fund.

(g) Variable Interest Entities

        We participate in joint ventures and partnerships to bid, negotiate and complete specific federal projects. We are required to consolidate these joint ventures if we hold the majority voting interest or if we meet the criteria under the variable interest model as described below.

        A variable interest entity ("VIE") is an entity with one or more of the following characteristics (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity's activities are on behalf of the investor.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Our VIEs may be funded through contributions, loans and/or advances from the joint venture partners or by advances and/or letters of credit provided by our clients. Our VIEs may be directly governed, managed, operated and administered by the joint venture partners. Others have no employees and, although these entities own and hold the contracts with the clients, the services required by the contracts are typically performed by the joint venture partners or by other subcontractors.

        If we are determined to be the primary beneficiary of the VIE, we are required to consolidate it. We are considered to be the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, our significant assumptions and judgments include the following:

  •
  Identifying the significant activities and the parties that have the power to direct them;

  •
  Reviewing the governing board composition and participation ratio;

  •
  Determining the equity, profit and loss ratio;

  •
  Determining the management-sharing ratio;

  •
  Reviewing the funding and operating agreements.

        Investments in entities in which we do not have a controlling financial interest, but over which we have a significant influence are accounted for using the equity method. As of December 31, 2010 and 2009, respectively, we have investments in unconsolidated joint ventures balances of $6.2 million and $4.2 million included in other long term assets in the consolidated balance sheets.

        We continuously evaluate our VIE's as facts and circumstances change to determine whether we are the primary beneficiary in accordance with authoritative guidance. This evaluation may result in consolidation of a previously unconsolidated joint venture or in deconsolidation of a previously consolidated joint venture. See Note 6, Joint Ventures for further information on our VIEs.

(h) Property, Plant and Equipment

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

(i) Impairment of Long-Lived Assets

        Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of carrying amount over the fair value of the asset, primarily determined based on future discounted cash flows.

(j) Goodwill and Other Intangible Assets

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

        We evaluate goodwill at the reporting unit level at least annually for impairment and more frequently if an event occurs or circumstances change that indicate that the asset might be impaired. The impairment assessment is performed using a two-step, fair value based test. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step requires an allocation of fair value to the individual assets and liabilities using purchase price allocation guidance in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded as a reduction to goodwill and a charge to operating expense.

        Application of the goodwill impairment test requires management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to the reporting units, determining the fair value of the reporting unit. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment penetration and general economic conditions.

(k) Facility and Equipment Decontamination and Decommissioning Liabilities

        We have responsibility for the cost to D&D our facilities and related equipment, as well as the equipment used at customer sites in our Commercial Services segment. These costs are generally paid upon closure of the facilities or disposal of the equipment. We are also responsible for the cost of

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

monitoring our Clive, Utah facility over its post-closure period. We have also acquired the shut down nuclear power plant at Exelon Zion Station and assumed the related D&D liabilities.

        Accounting guidance for asset retirement obligations requires us to record the fair value of an ARO as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset except for the Zion related ARO. We are also required to record a corresponding asset that we depreciate over the life of the asset. For the Zion related ARO we do not record an ARO asset that depreciates because the underlying tangible assets have no future value. Instead, we have capitalized deferred project costs that will be amortized to cost of revenue as the D&D work is performed. After the initial measurement of our AROs, the ARO is adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation.

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

        The cost basis of our AROs (and, if applicable, our ARO assets) includes costs to decontaminate, disassemble and dispose of equipment and facilities. We develop our estimates of these obligations using input from our operations personnel, engineers and internal accountants. Our estimates are based

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

on our interpretation of current requirements and proposed regulatory changes and are intended to reflect what a market participant would charge to undertake the obligation. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We recognize these obligations using market prices whether we plan to contract with third parties or perform the work ourselves.

        Costs for the D&D of our facilities and equipment will generally be paid upon the closure of these facilities or the disposal of this equipment. We are obligated under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (Barnwell closure). Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund. We are also obligated under our NRC license and contractual agreements related to Zion Station for costs associated with the D&D of the plant. As part of our Exelon Agreements, we also acquired a trust fund which will be used to pay for these costs. To the extent that the trust fund is not sufficient to pay for all costs of the D&D activities, we will fund the remaining costs from our other operations.

        We are required to make significant estimates in the determination of our AROs and the related assets, if applicable. Our cost estimates for final capping, closure and post-closure activities and other D&D activities are intended to approximate the amount that a market participant would charge for the activities and are based on our interpretation of the current regulatory requirements and proposed or anticipated regulatory changes. Where applicable, these cost estimates are based on the amount a third party would charge to perform such activities even when we expect to perform these activities internally. Because final landfill capping, closure and post-closure obligations and D&D obligations are measured using present value techniques, changes in the estimated timing of the related activities would have an effect on these liabilities, related assets and resulting operations.

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion related ARO these changes are not capitalized or depreciated as an ARO asset but are instead recorded directly to cost of revenue in the statement of operations. A hypothetical 1% increase in the inflation rate would have increased our ARO by $33.2 million. A hypothetical 10% increase in our cost estimate would have increased our ARO by $86.8 million.

        We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates. If we perform work internally related to AROs, we will recognize a gain for the difference between our actual costs incurred and the recorded ARO, which includes an element of profit. While other ARO gains are classified as a reduction in operating expense, we classify the recognition of the profit included in the Zion Station ARO cost of revenue as activities are performed because we are undertaking these activities pursuant to our core business strategy and fulfilling the cost of the contract represents ongoing major or central operations of EnergySolutions.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(l) Self-Insurance and Recoveries

        We have retained a portion of the financial risk related to our employee health insurance plan. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated by considering pending claims and historical trends and data. The estimated liability associated with settling unpaid claims is $1.7 million and $1.8 million as of December 31, 2010 and 2009, respectively, and is included in accrued expenses and other current liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as other current assets or other long-term assets when management believes that the receipt of such amounts is probable. As of December 31, 2010 and 2009, we did not have any expected insurance recoveries.

(m) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt and historically, in foreign currency rates in relation to our US dollar denominated intercompany loan with our U.K. subsidiary, prior to its repayment. See Note 12 for further discussion of derivative financial instruments. We record all derivatives at fair value on the consolidated balance sheets as either an asset or a liability. We do not meet the hedge criteria for our existing derivatives; therefore, changes in the fair value of our derivatives are included in other income (expense), net.

(n) Share-Based Payment

        We recognized shared based compensation costs in the income statement over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant. In our share-based compensation strategy we utilize a combination of stock options and restricted stock that vest over time based on service and performance. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. For performance based stock options and restricted stock compensation, expense is recognized over the vesting period beginning at the grant date if it is probable that performance targets will be achieved. If prior to the performance measurement date, it is no longer probable that the performance targets will be achieved, the expense related to the grant will be adjusted accordingly and prior recognized compensation expense will be reversed. Also, if at the performance measurement date the performance targets are not achieved, the expense related to the grants will be adjusted to the earned amounts and compensation expense will also be adjusted accordingly.

        We use the Black-Scholes valuation model to estimate the fair value of stock options. Option valuation methods, including Black-Scholes, require the input of assumptions including the risk-free interest rate, dividend rate, expected term and volatility rate. See Note 14 for further discussion regarding the assumptions used in our valuation model.

(o) Revenue and Cost of Revenue

Revenue Recognition

        We record revenue when all of the following conditions exist: (i) evidence of an agreement with our customer; (ii) work has actually been performed; (iii) the amount of revenue is fixed or

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

determinable and (iv) collection from our customer is reasonably assured. Provision for estimated contract losses is recognized in full in the period in which the losses are identifiable and include all estimated direct costs to complete the contract (excludes future selling, general and administrative costs expected to be allocated to the contract). Contract claims and change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Costs incurred for bidding and obtaining contracts are expensed as incurred. For the years ended December 31, 2010, 2009 and 2008, we recorded provision for losses in the amount of $1.6 million, $0.1 million, and $0.1 million, respectively.

Federal and Commercial Contracts for Services

        We have contracts to provide engineering and technical support services to the U.S. federal government and its agencies, the U.K. NDA and to commercial companies. Our services are provided under cost-reimbursable award or incentive-fee, fixed-price and unit-rate contracts. The following describes our policies for these contract types:

        Cost-reimbursable award or incentive-fee contracts—We are reimbursed for allowable costs in accordance with Federal Acquisition Regulation ("FAR"), Cost Accounting Standards ("CAS") or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract FAR or CAS, we may not be able to obtain reimbursement for such costs. We earn award and incentive fees in addition to cost reimbursements if we meet certain contract provisions, including schedule, budget, and safety milestones. Monthly assessments are made to measure the amount of revenue earned in accordance with established contract provisions. We receive award and incentive fees on certain contracts, which are accrued when estimable and collection is reasonably assured.

        Fixed-price and unit-rate contracts—We receive a fixed amount of revenue irrespective of the actual costs we incur. For fixed-price contracts, our revenue are recognized using the proportional performance method of accounting using appropriate output measures, where estimable, or other measures such as proportion of costs incurred to total estimated contract costs. For unit-rate contracts, our revenue is recognized as units are completed based on contractual unit rates.

        Accounting for revenue earned under our contracts may require assessments that include an estimate of the amount that has been earned on the contract and are usually based on the volumes that have been processed or disposed, milestones reached or the time that has elapsed under the contract. Each of our contracts is unique with regard to scope, schedule and delivery methodology. Accordingly, each contract is reviewed to determine the most reliable measure of completion for revenue recognition purposes. Input measures such as costs incurred to total contract costs are used only when there are no quantifiable output measures available.

        Certain of our fixed price contracts are for services that are non-linear in nature, require complex, non-repetitive tasks or involve a non-time-based scope of work. In these contracts, the earnings process is not fulfilled upon the achievement of milestones, but rather over the life of the contract. Evaluation of the obligations and customer requirements on these contracts does not produce objective, quantifiable output measures that reflect the earnings process for revenue recognition. Therefore, in these situations, we use a cost-to-cost approach to determine revenue. A cost-to-cost approach accurately reflects our obligations and performance on these contracts, as well as meeting the

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

customers' expectations of services being performed. Therefore, we believe that input measures used to measure progress toward completion on certain fixed price projects provide a reasonable surrogate as compared to using output measures.

        For the years ended December 31, 2010, 2009 and 2008, revenue calculated using a cost-to-cost approach were $76.9 million, $59.5 million and $75.4 million, respectively.

        Revisions to revenue, costs and profit estimates or measurements of the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Contracts typically provide for billings on a monthly basis or based on contract milestones. Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not yet been billed. Unearned revenue represents amounts billed and collected for which revenue has not yet been recognized.

Change Orders and Requests for Equitable Adjustment ("REAs")

        We record contract claims and pending change orders, including REAs, when the work has been performed and collection of revenue is reasonably assured, which generally is when they are accepted in writing by the customer. The costs to perform the work related to these claims and pending change orders, including REAs, are included in the financial statements in the period that they are incurred and are included in our estimates of contract profitability.

LP&D Contracts

        We generate revenue in our LP&D segment primarily through unit-rate contracts for the shipping, processing and disposal of radioactive materials. A unit-rate contract is essentially a fixed-price contract with the only variable being units of work performed. These contracts generally provide that we will process and dispose of substantially all of the low-level radioactive waste generated by our customers for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed.

(p) Advertising Costs

        We expense advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses. We incurred $5.0 million, $4.2 million and $4.2 million in advertising expenses for the years ended December 31, 2010, 2009 and 2008.

(q) Income Taxes

        The Company recognizes income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

        We account for income taxes in accordance with authoritative accounting guidance. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service ("IRS"), most states in the U.S. and by various government agencies representing jurisdictions outside the U.S.

        We account for unrecognized tax benefits in accordance with authoritative guidance for uncertainty in income taxes which requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

        Our income tax expense and our effective tax rate are determined from earnings before income taxes less net income attributable to the noncontrolling interest related to consolidations.

(r) New Accounting Pronouncements

Variable Interests Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on consolidation of Variable Interest Entities ("VIE") and guidance to improve financial reporting disclosures by enterprises involved with variable interest entities. This guidance requires an entity to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. They also require an ongoing reconsideration of the primary beneficiary, and amend the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an entity's involvement in a VIE. The new accounting standard on consolidation of VIEs became effective for annual reporting beginning after November 15, 2009. We adopted this guidance as of January 1, 2010, prospectively. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.

Multiple-deliverable arrangements

        In October 2009, the FASB issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. This guidance is effective for us on January 1, 2011. We believe the adoption of this guidance will not have a material impact on the Company's results of operations, financial position or cash flows.

Fair Value Measurements

        In January 2010, the FASB issued accounting guidance improving disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the Level 1 and Level 2 provisions as of January 1, 2010 did not have any impact on our consolidated financial statements. The adoption of this guidance had no impact in our consolidated financial statements as it is disclosure-only in nature.

(s) Commitments and Contingencies

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

(t) Income (Loss) Per Share

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

(3) Trust Fund Investments

        The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station nuclear power plant located in Zion, Illinois. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities.

        We consolidate the NDT fund as a variable interest entity. We have a contractual interest in the NDT fund and such interest is a variable interest due to its exposure to the fluctuations caused by market risk. We are able to control the NDT fund by appointing the trustee and subject to certain restrictions we are able to direct the investment policies of the fund. We are the primary beneficiary of the NDT as we benefit from positive market returns and bear the risk of market losses.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(3) Trust Fund Investments (Continued)

        Amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for our trading securities by major class as of December 31, 2010 were as follows (in thousands):

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$6,321	—	—	$6,321
Investments
Corporate debt securities	296,984	1,521	(6,024)	292,481
Equity securities	73,712	16,253	(79)	89,886
Debt securities issued by states of the United States	58,481	109	(2,981)	55,609
Commingled funds	99,377	12,362	—	111,739
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	254,622	243	(3,812)	251,053

	783,176	30,488	(12,896)	800,768

Total assets	789,497	30,488	(12,896)	807,089
Liabilities
Payables for securities purchased	(2,007)	—	—	(2,007)

Total liabilities	(2,007)	—	—	(2,007)

Net assets held by the NDT fund	$787,490	$30,488	$(12,896)	805,082

Less: current portion				(110,328)

Long-term investments				$694,754

        Gains and losses resulting from adjustments to the fair value of the NDT fund are included in other income (expense), net, in the accompanying consolidated statements of operations and comprehensive income, and resulted in a net gain of $33.9 million for the year ended December 31, 2010, of which $16.3 million were recognized as realized gains for the year.

(4) Fair Value Measurements

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

        This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(4) Fair Value Measurements (Continued)

consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The carrying value of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid assets, accounts payable, and accrued expenses approximate their fair value principally because of the short-term nature of these assets and liabilities.

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $562.8 million as of December 31, 2010, and $516.5 million as of December 31, 2009. The carrying value of our senior secured credit facility was $557.2 million as of December 31, 2010, and $519.1 million as of December 31, 2009. As of December 31, 2010, we also had outstanding senior notes obligations with a carrying amount of $300.0 million and a fair market value of approximately $327.4 million.

        The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our interest rate collar derivative approximates fair value. This instrument is included in accrued expenses in the accompanying balance sheets and is classified as Level 2 under the fair value hierarchy. The fair market value of our interest rate collar was $0.1 million liability as of December 31, 2010 and $1.7 million liability as of December 31, 2009.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(4) Fair Value Measurements (Continued)

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

        The following table presents the fair value of the NDT fund investments as of December 31, 2010 (in thousands):

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total Investments at Fair Value
Assets
Securities sold	$6,321	—	—	$6,321
Investments
Commingled funds	—	23,325	—	23,325
Fixed income securities	128,738	470,405	—	599,143
Equity securities	89,886	—	—	89,886
Units of participation	—	—	88,414	88,414

	218,624	493,730	88,414	800,768

Total assets	224,945	493,730	88,414	807,089

Liabilities
Payables for securities purchased	(2,007)	—	—	(2,007)

Total liabilities	(2,007)	—	—	(2,007)

Net assets held by the NDT fund	$222,938	$493,730	88,414	$805,082

        The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2010:

Level 3
Units of Participation
Beginning balance	$—
Purchases and issuances	98,871
Sales, dispositions and settlements	(25,000)
Realized gains and losses	2,180
Change in unrealized gains and losses	12,363

$88,414

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(5) Joint Ventures

        We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under "Equity in income of unconsolidated joint ventures" in our condensed consolidated statements of operations. In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary.

        In 2010, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be de-consolidated.

        The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

	Unaudited December 31, 2010	Unaudited December 31, 2009	Unaudited December 31, 2008
Current assets	$63,251	$49,622	$30,317
Current liabilities	43,023	32,617	20,632
Revenue	282,442	181,115	147,946
Gross profit	36,434	20,153	9,751
Net income	35,866	20,049	8,465
Net income attributable to EnergySolutions	$13,120	$7,573	$3,167

        Our percentage of ownership of unconsolidated joint ventures as of December 31, 2010 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49%
EnergySolutions Environmental Services, LLC	49%
LATA/Parallax Portsmouth, LLC	49%
Washington River Protection Solutions, LLC	40%
Weskem LLC	27.64%
West Valley Environmental Services LLC	10%

        We received $11.1 million and $5.3 million, respectively, of dividend distributions from our unconsolidated joint ventures for the years ended December 31, 2010 and December 31, 2009.

Noncontrolling interest

        Effective November 1, 2007, we obtained majority voting rights for one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from November 1, 2007. Additionally, effective March 14, 2008, we obtained majority voting rights for another one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. Assets from our consolidated joint ventures can only be used to settle their own obligations. Additionally, The Company's assets cannot be used to

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(5) Joint Ventures (Continued)

settle the joint ventures obligations because these minority owned joint ventures do not have recourse to the general credit of the Company.

        We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors' share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $1.1 million and $1.3 million, respectively. Distributions to noncontrolling interest shareholders were $0.3 million, $1.1 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(6) Property, Plant and Equipment

        Property, plant and equipment consist of the following as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Land and land improvements	$25,894	$26,234
Buildings and improvements	33,472	29,926
Computer hardware and software	22,667	9,576
Furniture and fixtures	4,827	4,794
Landfill	57,514	52,972
Machinery and equipment	82,824	80,142
Trucks and vehicles	11,640	10,424
Leasehold improvements	6,661	6,280
Capital leases	3,619	2,868
Construction in progress	15,403	20,637

	264,521	243,853
Less accumulated depreciation and amortization	(141,872)	(121,157)

	$122,649	$122,696

        We have capitalized $5.0 million and $7.4 million of software costs during the years ended December 31, 2010 and 2009, respectively, relating to an enterprise resource planning software implementation, in accordance with the accounting guidance for capitalization of costs of computer software developed or obtained for internal use. We began depreciation upon completion of the project in January 1, 2010. For the years ended December 31, 2010, 2009 and 2008, we recorded $20.5 million, $20.9 million and $18.1 million of depreciation expense, respectively. Amortization expense of assets recorded under capital leases is included in depreciation expense.

(7) Goodwill

        As of December 31, 2010 and 2009, we had recorded $480.4 million and $516.8 million of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(7) Goodwill (Continued)

accumulated other comprehensive income (loss) in the consolidated balance sheets. For the years ended December 31, 2010 and 2009, we recorded $1.5 million and $9.5 million, respectively, of translation losses related to goodwill denominated in foreign currencies.

        In accordance with authoritative guidance for accounting of Goodwill and Other Intangible Assets, the Company performs an impairment test on goodwill, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our annual testing date is April 1. For purposes of our goodwill impairment assessment, goodwill is allocated to each of our reporting units which are federal services, commercial services, LP&D and international. These reporting units were determined based on our internal management reporting and organizational structure. Goodwill is assigned to each of these reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

        We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

        We performed our annual impairment test as of April 1, 2010 and based on step 1 of the analysis, except for federal services, each of the reporting units' fair value substantially exceeded its carrying value. For the federal services reporting unit, we determined that we needed to complete a step 2 analysis. We measured the fair value of the federal services unit by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The discounted cash flow analysis calculated the fair value of the federal services unit using management's business plans and projections as the basis for expected cash flows for the next five years and a 2.5% residual growth rate thereafter. We also used a weighted average discount rate of 11.5% for the analysis. Other significant estimates used in the discounted cash flow analysis include the profitability of our federal services unit and its working capital effects. Based on the results of the step 2 analysis, we concluded that the carrying value of our federal services reporting unit was impaired.

        Prior to the goodwill impairment charge, the federal services reporting unit had goodwill of $143.5 million. As a result of our impairment test, we recorded a $35.0 million non-cash goodwill impairment charge during the second quarter of 2010. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth. The significant factors that we considered in determining the fair value of our federal services reporting unit included the future impact of contracts currently in place, the existence of renewal options on existing contracts, follow-on contracts related to existing contracts, outstanding proposals with federal services customers, known future requests for proposals and expected long term growth in the federal services business that approximates inflation. In determining the fair value of the reporting unit we probability weight the

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(7) Goodwill (Continued)

future business opportunities based on our internal assessments. However, some of the proposals are for very substantial contract awards and either winning or losing those bids can have a significant impact on our fair value calculations. There were no events or circumstances from the date of our assessment through December 31, 2010 indicating that impairment exists in any of our reporting units. However deterioration of market conditions accompanied with a decrease in our share of government funded contracts could potentially result in future impairment losses within our federal services reporting unit. The impairment charge did not impact our cash position, operating cash flow or debt covenants.

(8) Other Intangible Assets

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization.

        Other intangible assets as of December 31, 2010 and 2009 consist of the following (in thousands):

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$240,243	$(56,694)	18.8 years	$239,059	$(46,845)	19.8 years
Customer relationships	157,594	(66,012)	7.2 years	160,106	(51,830)	8.2 years
Technology and other	15,490	(7,121)	5.1 years	15,183	(5,492)	6.0 years
Non competition	1,030	(1,029)	0.2 years	1,030	(1,008)	0.4 years

Total amortizable intangibles	$414,357	$(130,857)	14.7 years	$415,378	$(105,175)	15.3 years

        For the years ended December 31, 2010 and 2009, we also recorded $2.5 million and $22.3 million, respectively, of translation losses related to intangible assets denominated in foreign currencies. Amortization expense was $25.7 million, $25.3 million and $28.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

	2011	2012	2013	2014	2015
Estimated annual amortization expense	$25,766	$25,543	$25,543	$24,714	$21,182

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes

        Our outstanding long-term debt as of December 31, 2010 and 2009 consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Term loan facilities due through 2016(1)	$557,200	$519,111
Term loan unamortized discount	(13,231)	—
Senior notes, 10.75% due through 2018	300,000	—
Senior notes unamortized discount	(3,809)	—
Revolving credit facility	—	5,000

Total debt	840,160	524,111
Less: current portion	(5,600)	(19,071)

Total long-term debt	$834,560	$505,040

(1)
As of December 31, 2010, the variable interest rate on borrowings under our senior secured credit facility was 6.25%. As of December 31, 2009, the variable interest rate on borrowings under our former credit facilities was 4.01%.

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the "Term Loan") in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the "Revolving Credit Facility") with availability of $105 million, of which $12.4 million was used to fund letters of credit issued as of December 31, 2010. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees; in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under the former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under the former credit agreements and provide credit support for obligations acquired under the Exelon Agreements.

        On August 13, 2010, we also completed a private offering of $300 million 10.75% Senior Notes at a discount rate of 1.3%. The senior notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and to all future subordinated debt.

        The following table summarizes aggregate maturities of our long-term debt as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total debt
Long-term debt maturities	$5,600	$5,600	$5,600	$5,600	$5,600	$812,160	$840,160

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes (Continued)

        At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus an applicable make-whole premium, as of, and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after August 15, 2014, we may redeem all or a portion of the senior notes at the following redemption prices during the 12-month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

Period	Redemption Price
2014	105.375%
2015	102.688%
2016 and thereafter	100.000%

        The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

        As of December 31, 2010, we have mandatory principal repayments based on our excess cash flow and scheduled repayments of $5.6 million due within the next 12 months. For the years ended December 31, 2010 and 2009, we made principal repayments totaling $2.8 million and $47.6 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we made cash interest payments of $29.9 million, $25.8 million and $41.3 million, respectively. In addition, during the year ended December 31, 2010, we paid fees of approximately $23.2 million to the lenders to obtain the new credit agreements, which are being amortized over the remaining term of the senior secured credit facility and wrote off $19.1 million of deferred financing fees related to our previous debt.

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes (Continued)

credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.75 for quarter ending December 31, 2010, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended December 31, 2010 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2010, our total leverage and cash interest coverage ratios were 3.13 and 3.87, respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the year ended December 31, 2010 were $17.0 million. As of December 31, 2010, we were in compliance with all of the covenants under our senior secured credit facility.

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

        The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder's senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The Indenture contains, among other things, certain covenants limiting our ability and the ability of one restricted subsidiary to incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur liens; sell assets and subsidiary stock; transfer all or substantially all of our assets, or enter into a merger or consolidation transactions; and enter into transactions with affiliates.

        In connection with the sale of the senior notes, we entered into a registration rights agreement, dated August 13, 2010 (the "Registration Rights Agreement"), with the representative of the initial purchasers of the senior notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the senior notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the senior notes if the exchange offer is not consummated within the

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes (Continued)

required time period stated in the Registration Rights Agreement. We have delayed the filing of the registration statement until after our annual report on Form 10-K for the year ended December 31, 2010 is filed. Since February 14, 2011, we have been incurring an interest penalty in the amount of 0.25 basis points.

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

(10) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Accrued project costs	$116,165	$98,791
Salaries and related expenses	31,325	38,208
VAT and other sales taxes payable	3,713	1,185
Income tax payable	5,644	—
Vendor payables not yet invoiced	2,200	4,390
Due to State of South Carolina	5,124	5,320
Waste taxes and fees payable	7,775	4,798
Transportation and demurrage	5,183	4,960
Other accrued expenses	19,905	9,851

	$197,034	$167,503

(11) Facility and Equipment Decontamination and Decommissioning

        We recognize AROs when we have a legal obligation to perform D&D and removal activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset, in the case of all our AROs except the Zion Station ARO as described below.

        Our ARO is based on a cost estimate for a third party to perform the D&D work. This estimate is inflated, using an inflation rate, to the expected time at which the D&D activity will occur, and then discounted back, using our credit adjusted risk free rate, to the present value. Subsequent to the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(11) Facility and Equipment Decontamination and Decommissioning (Continued)

        Our facility and equipment D&D liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Facilities and equipment ARO—Zion	$755,827	$—
Facilities and equipment ARO—Clive, UT	28,320	26,039
Facilities and equipment ARO—other	27,967	25,497

Total facilities and equipment ARO	812,114	51,536
Barnwell Closure	9,633	11,952

	821,747	63,488
Less: current portion	(110,328)	—

	$711,419	$63,488

        The inflation rate and credit-adjusted risk-free discount rate used to calculate the ARO estimate is as follows:

	Inflation Rate	Credit-Adjusted Risk-Free Discount Rate
December 31, 2010	1.50% - 3.03%	3.18% - 9.72%
December 31, 2009	0.24%	2.66% - 6.77%

        Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations. The following is a reconciliation of our facilities and equipment ARO for 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Beginning Balance as of January 1	$51,536	$46,850
Liabilities incurred	768,072	609
Liabilities settled	(23,374)	(110)
Accretion expense	8,226	1,589
ARO estimate adjustments	7,654	2,598

Ending liability	$812,114	$51,536

        The $8.6 million and $2.6 million increase in the ARO estimate for the years ended December 31, 2010 and 2009, respectively, is primarily due to the increased cost to remove spent fuel from the Zion Station plant in 2010 and increased RS Means rates for labor and equipment in both years.

        For certain of our D&D obligations, we are required to deposit cash relating to our D&D obligation in the form of a restricted cash account, a deposit in escrow or in a trust fund. Restricted cash and D&D deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations relating to our Clive, Utah facility. Accordingly, we have noncurrent restricted cash of $0.3 million and $0.5 million as of December 31, 2010 and 2009, respectively, included in

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(11) Facility and Equipment Decontamination and Decommissioning (Continued)

restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. We also have investments in the NDT fund of approximately $805.1 million to use in satisfying the Zion ARO. These funds are included in current and noncurrent assets in the accompanying balance sheets based on the expected timing of the usage of funds to complete our D&D obligations. In addition, we have purchased insurance policies to fund our obligation to clean and remediate our Tennessee facilities and equipment. One of these policies requires us to place a cash deposit in escrow. The cash deposit in escrow was $13.0 million and $11.7 million as of December 31, 2010 and 2009, respectively. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of December 31, 2010 and 2009 was $9.6 million and $12.0 million, respectively, included in restricted cash and decontamination and decommissioning deposits in the accompanying consolidated balance sheets. In connection with the execution of the Exelon Agreements and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is cash-collateralized, with the funds included in non-current restricted cash in the accompanying consolidated balance sheets.

        Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not extinguish our D&D liabilities.

        The ARO established in connection with the Zion transaction differs somewhat from our traditional AROs. The assets acquired in the Zion transaction have no fair value, no future useful life and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion transaction is not accompanied by a related depreciable asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our consolidated statements of operations and comprehensive income (loss).

        Also, as we will perform most of the work related to the Zion Station ARO with internal resources, a gain will be recognized for the difference between our actual costs incurred and the recorded ARO which includes an element of profit. Due to the nature of this contract and the purpose of the license stewardship initiative, we have presented this gain in cost of revenue rather than as a credit to operating expense, as we would with our other AROs.

(12) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. We do not use interest rate derivatives for trading or speculative purposes. On December 18, 2008, we entered into an interest rate swap agreement with a notional amount of $200.0 million. As of December 31, 2010 and 2009, the fair value liability of the interest rate swap contract was $0.1 million and $1.7 million, respectively. Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net, and resulted in a net gain of $1.6 million for the year ended December 31, 2010 and net losses of $1.5 million and $2.5 million for the years ended December 31, 2009 and 2008 respectively.

        In addition, we have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Exchange gains and losses resulting from this exposure are included in other income (expenses), net, in the accompanying consolidated statements of operations. During the three

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(12) Derivative Financial Instruments (Continued)

years ended December 31, 2010, 2009 and 2008, we recognized net gains of $0.1 million, $0.7 million and a net loss of $16.1 million, respectively.

        In the past, we have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our U.K. subsidiary. These foreign currency derivative contracts were not designated as accounting hedges. The most recent contract was terminated on December 23, 2009. For the years ended December 31, 2009 and 2008 we realized a net loss of $5.3 million and a net gain of $8.1 million, respectively, related to our foreign currency derivative contracts.

        Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expense), net and resulted in a net gain of $7.5 million for the year ended December 31, 2008. We had no unrealized gains or losses on foreign currency derivative contracts for the year ended December 31, 2009.

(13) Income (Loss) Per Share

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

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income per share:

	2010 Historical	2009 Historical	2008 Historical
Weighted average common shares—basic	88,537,844	88,318,024	88,303,779
Dilutive effect of restricted stock and stock options	—	118,361	7,452

Weighted average common shares—diluted	88,537,844	88,436,385	88,311,231

Anti-dilutive securities not included above	7,381,866	5,777,084	5,698,378

(14) Equity-Based Compensation

Profit Interests

        In prior years, certain members of our management were granted profit interest units in ENV Holdings in consideration for services rendered during the vesting period. These units did not represent ownership in ENV Holdings but rather these units entitled the holders to distributions from ENV Holdings if a distribution was paid. There were several classes of units granted and each successive class carries a lower priority on distributions. Certain units vested immediately upon grant and others vested over periods up to three years. We estimated the fair value at grant date of the units issued using both a market and an income approach and recorded compensation expense of $0.3 million and

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

$0.6 million for the years ended December 31, 2009 and 2008, respectively, which represents the portion of the fair value of these units that vested in those periods.

Stock Options and Restricted Stock Grants

        In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant stock options and restricted stock to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. Compensation costs related to options and restricted stock granted under the Plan are included in both cost of revenue and selling, general and administrative expenses in the consolidated statement of operations. We recorded non-cash compensation expense related to our stock option and restricted stock plan of $10.3 million, $14.6 million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were 2,763,592 shares available for future issuance under the Plan.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Expected life of option (years)	6.25 to 6.50	3.75 to 6.25	3.75
Risk-free interest rate	1.7% to 3.5%	1.9% to 2.7%	2.0% to 3.1%
Expected volatility	49.0% to 51.2%	38.4% to 41.6%	35%
Expected dividend yield	1.48% to 1.99%	1.13% to 1.80%	0.40% to 1.00%

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

        A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
				(in thousands)
Outstanding, December 31, 2007	5,727,560	$23.00	4.9	$—
Granted	191,300	22.21	4.3	—
Exercised	—	—	—	—
Forfeited or expired	(293,430)	22.78	3.9	—

Outstanding, December 31, 2008	5,625,430	$22.34	3.9	$—
Granted	1,525,000	5.76	5.4	4,187
Forfeited or expired	(456,084)	20.58	—	—

Outstanding, December 31, 2009	6,694,346	19.44	4.2	4,187
Granted	743,553	5.98	—	9.5
Exercised	(8,400)	5.55	—	—
Forfeited or expired	(827,332)	15.05	—	—

Outstanding, December 31, 2010	6,602,167	18.26	3.71	33.1

Options vested and expected to vest, December 31, 2010	6,207,051	18.50	3.62	29.8

Options exercisable, December 31, 2010	3,915,008	21.63	2.44	5.9

        As of December 31, 2010, we had $11.3 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.6 years. The weighted average grant date fair value of options granted during 2010, 2009 and 2008 was $2.64, $1.98 and $6.42, respectively. No options were exercised during 2009 or 2008.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

        A summary of restricted stock activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Shares	Weighted average grant-date fair value
Non-vested shares, December 31, 2007	6,522	$23.00
Granted	33,637	6.47
Vested	(2,174)	23.00
Forfeited	—	—

Non-vested shares, December 31, 2008	37,985	$9.15
Granted	583,851	5.90
Vested	(55,930)	8.77
Forfeited	(20,000)	5.55

Non-vested shares, December 31, 2009	545,906	5.79
Granted	558,553	5.44
Vested	(297,838)	5.59
Forfeited	(96,722)	5.79

Non-vested shares, December 31, 2010	709,899	5.60

        As of December 31, 2010, there was $3.2 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.3 years.

        In December 2009, the Board of Directors modified the terms of the stock option and restricted stock awards granted to a former executive allowing his options to continue to vest after his termination date. Accordingly, the Company recognized $2.6 million in additional compensation expense during the year ended December 31, 2009.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes

        Income taxes for the years ended December 31, 2010, 2009 and 2008 consist of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Current:
Federal	$21,917	$6,744	$11,499
State	994	1,326	2,748
Foreign	13,443	2,388	15,590

	36,354	10,458	29,837

Deferred
Federal	(5,149)	3,311	1,310
State	(1,583)	(1,178)	(933)
Foreign	(418)	1,997	(9,116)

	(7,150)	4,130	(8,739)

	$29,204	$14,588	$21,098

        Income taxes are reconciled to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Federal income taxes at statutory rate	$2,521	$22,897	$23,198
State income taxes, net of federal tax benefit	(382)	96	1,180
Meals and entertainment	733	126	135
U.K. research and development credits	(3,506)	(11,369)	(4,987)
U.S. research and development credits	(1,701)	(1,422)	—
ZionSolutions trust income net of rate differential	4,412	—	—
Foreign tax rate differential	(3,075)	(1,096)	(892)
Disallowed and excess compensation	8	1,000	2,334
Goodwill impairment	12,250	—	—
Change in valuation allowance	15,273	(577)	196
Prior period adjustments	(944)	—	—
Change in uncertain tax positions	4,162	1,101	—
IRS settlements	—	3,507	—
Other	(547)	451	(66)

	$29,204	$14,588	$21,098

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets—current:
Accrued compensation	$5,938	$3,703
Accrued expenses	3,107	7,553
Allowance for bad debt	351	475
Zion ARO liability	40,723	—
Zion unearned revenue	36,487	—
Other	2,437	874

Deferred tax assets—current	89,043	12,605
Valuation allowance	(1,098)	(398)

Deferred tax assets—current, net of valuation allowance	87,945	12,207
Deferred tax liabilities—current:
Prepaid expenses	(1,005)	(1,323)
Zion trust unrealized gain	(2,936)	—
Investment in NDT fund	(39,695)	—
Zion deferred costs	(36,111)	—
Deferred revenue	(3,428)	(8,183)

Net deferred tax assets—current	$4,770	$2,701

Deferred tax assets—noncurrent:
Asset retirement obligations	$13,632	$12,328
Accrued rate and contract reserves	—	547
Operating rights	863	1,065
Stock compensation	11,268	7,070
AMT credit carryover	444	444
Net operating loss carryforwards	22,898	12,734
Zion ARO liability	238,256	—
Zion deferred revenue	241,459	—
Other	2,238	391

Deferred tax assets—non current	531,058	34,579
Valuation allowance	(13,700)	(1,233)

Deferred tax assets—noncurrent, net of valuation allowance	517,358	33,346
Deferred tax liabilities—noncurrent:
Plant, equipment and intangible assets principally due to differences in depreciation and amortization	(74,606)	(73,685)
Accrued rate and contract reserves	(1,150)	—
Reclamation	(8,933)	(6,724)
Investment in NDT fund	(249,963)	—
Unrealized gains in NDT Fund investments	(18,488)	—
Zion deferred costs	(240,001)	—
Other	(2,173)	(680)

Net deferred tax liabilities—noncurrent	$(77,956)	$(47,743)

Total deferred tax assets	$605,303	$45,553

Total deferred tax liabilities	$(678,489)	$(90,595)

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        As of December 31, 2010 and December 31, 2009 net operating loss carryforwards were $66.8 million and $28.0 million, respectively. Included in these amounts are $18.9 million and $7.4 million, respectively, related to our operations in the U.K. and $0.6 million related to our Canadian operations for both years. The U.S. and Canada net operating loss carryforwards expire at various dates from 2021 through 2027. The net operating loss carryforwards in the U.K. do not expire. As of December 31, 2010, we also have a research credit carryforward in the U.S. of $1.7 million that, if unused, will expire in 2030.

        Further, as a result of the various affiliated companies becoming part of a single consolidated filing group for federal income tax purposes, net operating loss carryforwards of $16.1 million will be subject to Separate Return Loss Year ("SRLY") limitation rules. The realization of these losses in future years will be dependent on the taxable income of the subsidiary that generated the net operating loss carryforward.

        In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have determined a valuation allowance is necessary of $14.8 million and $1.6 million as of December 31, 2010 and 2009, respectively. The net change in the valuation allowance for the years ended December 31, 2010, 2009 and 2008 was an increase of $13.2 million; a decrease of $0.6 million and an increase of $0.2 million, respectively.

        As of December 31, 2010, the Company's foreign subsidiaries have accumulated undistributed earnings that are intended to be permanently reinvested outside the U.S., for which deferred tax liabilities cannot be determined as of year-end.

        As of December 31, 2010 and December 31, 2009, we had $6.1 million and $2.0 million, respectively, of gross unrecognized tax benefits, of which $3.7 million will impact our annual effective tax rate in future years. These tax benefits were accounted for under authoritative guidance for accounting for uncertainty in income taxes. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits are as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2009	$1,977
Gross additions based on tax positions related to the current year	644
Gross additions based on tax positions related to a prior year	3,518
Gross subtractions related to prior year returns filed	—

Gross unrecognized tax benefits at December 31, 2010	$6,139

        We recognize interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. The Company is currently in various stages of multiple year examinations by federal taxing authorities. We do not anticipate a significant impact to the unrecognized tax benefits balance with respect to current tax examinations in the next 12 months, although the timing of the resolution and

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

closure on audits is highly uncertain. In 2009, the IRS settled examinations for multiple periods and entities that resulted in a combined settlement amount of $3.5 million, most of which was a reduction to the net operating loss carryforward amounts for certain acquired entities.

        We paid income taxes of $31.9 million, $15.5 million and $22.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

(16) Segment Reporting and Business Concentrations

        We provide our services through four segments: Federal Services ("FS"), Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D"), and International. We evaluate the segments' operating results to measure performance.

        The following table presents segment information as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	As of and for the Year Ended December 31, 2010
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(5)	$343,063	$128,817	$265,739	$1,014,423	$—	$1,752,042
Income (loss) from operations(2)	(6,789)	3,896	89,666	34,154	(76,815)	44,112
Depreciation, amortization and accretion expense	3,513	9,618	22,706	7,451	11,159	54,446
Goodwill	106,594	90,129	233,232	50,443	—	480,398
Other long-lived assets(3)	29,388	21,134	276,960	58,246	20,421	406,149
Purchases of property, plant and equipment	298	2,307	10,423	133	3,873	17,034
Total assets(4)	247,027	1,899,669	622,225	443,752	212,826	3,425,499

	As of and for the Year Ended December 31, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(5)	$304,634	$87,305	$244,217	$987,737	$—	$1,623,893
Income (loss) from operations(2)	30,299	15,708	84,067	43,121	(75,280)	97,915
Depreciation, amortization and accretion expense	1,930	1,623	24,218	6,946	13,060	47,777
Goodwill	141,593	90,129	233,193	51,934	—	516,849
Other long-lived assets(3)	35,134	19,792	279,850	68,054	30,069	432,899
Purchases of property, plant and equipment	4,226	2,134	7,990	206	9,833	24,389
Total assets(4)	290,525	148,023	538,387	379,743	154,497	1,511,175

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(16) Segment Reporting and Business Concentrations (Continued)

	As of and for the Year Ended December 31, 2008
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(5)	$271,820	$107,198	$246,810	$1,165,803	$—	$1,791,631
Income (loss) from operations(2)	32,750	25,825	87,893	56,669	(82,207)	120,930
Depreciation, amortization and accretion expense	406	1,941	23,119	9,460	13,106	48,032
Goodwill	141,593	90,129	233,193	61,418	—	526,333
Other long-lived assets(3)	36,025	22,455	232,433	97,074	85,055	473,042
Purchases of property, plant and equipment	4,543	735	9,905	660	10,786	26,629
Total assets(4)	281,263	149,804	568,734	340,003	210,908	1,550,712

(1)
Intersegment revenue have been eliminated for the years ended December 31, 2010, 2009 and 2008. Intersegment revenue was $10.8 million, $20.3 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008 respectively. Revenue by segment represent revenue earned based on third-party billing to customers.

(2)
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

(5)
Results of our operations for services provided to our customers in Canada and Mexico are included in our Commercial Services or LP&D segments.

        Our revenue and long-lived assets by geographic region as of and for the year ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

As of and for the Year Ended December 31,	United States	United Kingdom	Other	Total
2010
Revenue from external customers	$728,593	$1,014,423	$9,027	$1,752,043
Property, plant and equipment, net	121,948	575	126	122,649
2009
Revenue from external customers	629,441	987,737	6,715	1,623,893
Property, plant and equipment, net	121,850	769	77	122,696
2008
Revenue from external customers	600,273	1,165,803	25,555	1,791,631
Property, plant and equipment, net	114,882	882	157	115,921

(17) Customer Concentrations

        Our International segment derives its revenue primarily through contracts with the NDA. For the years ended December 31, 2010, 2009 and 2008, respectively, 57.6, 60.1%, and 64.8% of our revenue

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(17) Customer Concentrations (Continued)

was from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2010 and 2009 were $183.6 million and $181.4 million, respectively.

        We have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenue from DOE contractors and subcontractors represented approximately 21.7%, 15.8% and 11.2% of consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2010 were $46.8 million and $45.9 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2009 were $68.4 million and $53.6 million, respectively.

(18) Commitments and Contingencies

(a) Leases and Other Contractual Obligations

        We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $18.6 million, $13.9 million and $12.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next three years. As of December 31, 2010 and 2009, the gross amount of property, plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	December 31, 2010	December 31, 2009
Computer equipment	$2,619	$1,868
Machinery and equipment	668	668
Trucks and vehicles	332	332

	3,619	2,868
Less accumulated amortization	(2,973)	(2,396)

	$646	$472

        Amortization of assets held under capital leases is included with depreciation and amortization expense.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

        The following is a schedule of future minimum annual lease payments for all operating and capital leases and annual payments for other contractual obligations with initial or remaining lease terms greater than one year as of December 31, 2010 (in thousands):

Year ending December 31,	Operating Leases	Capital Leases	Other Contractual Obligations
2011	$11,756	$614	$2,500
2012	8,673	454	2,500
2013	4,835	86	2,500
2014	3,424	—	2,500
2015	3,255	—	2,500
Thereafter	3,153	—	—

Future minimum lease payments	$35,096	1,154	$12,500

Less portion representing interest		(165)
Less current portion of capital lease obligations		(511)

Long-term portion of capital lease obligations		$478

        The current portion of the capital lease obligations is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligations is included in other noncurrent liabilities in our consolidated balance sheets.

        During the years ended December 31, 2010 and 2009, respectively, we entered into $0.7 million and $14,647 of capital leases.

(b) Letters of Credit/Insurance Surety

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2010, we had $324.4 million in letters of credit issued under our senior secured credit facility. As of December 31, 2009, we had $100.0 million of letters of credit issued under our former credit facilities and $10.8 million of letters of credit issued against our former revolver facility.

        As of December 31, 2010 and 2009, we had $3.0 million and $0.7 million, respectively, in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2010 and 2009, the closure and post-closure state regulatory requirements for our facilities were $142.1 million and $142.0 million, respectively.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

(c) Legal Proceedings

        On February 23, 2010, we executed a framework agreement with Sogin, SpA ("Sogin"), an Italian state-owned utility, to provide decontamination and decommissioning ("D&D") and radioactive materials management services in support of the clean-up of Sogin's nuclear facilities. In connection with this work, we had previously applied to the Nuclear Regulatory Commission ("NRC") to import material from Italy, process it at our facility in Tennessee, dispose of the residual material at our Clive, Utah facility, and export to Italy any material that could not be disposed of at Clive. Although the Italian material to be processed (metals, paper and clothing) is the same type of material that we routinely process for our domestic nuclear industry customers, our proposal to import this material from Italy generated local and national expressions of opposition. We recently made arrangements to return any of the residual waste material for disposal in Italy. Accordingly, we recently withdrew our request to the NRC for the import and export licenses and plan to submit new license applications to perform this work.

        The NRC has issued numerous licenses over the past 10 years allowing the importation of low-level radioactive waste ("LLRW") to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom ("U.K."). While we believe that our import and export license applications were consistent with all applicable laws and regulations and with past practices, on July 23, 2010, we withdrew our applications to the NRC for the import and export licenses, and requested that the NRC dismiss the pending proceeding. We plan to submit new license applications that would provide that any residual waste material produced from the processing of Italian material would be returned to Italy and would not be disposed of in the U.S.

        Although the States of Tennessee and Utah confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those states, the former Governor of Utah announced on April 23, 2008 that Utah would vote against any proposal that would allow us to receive international waste at our Clive facility at the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the "Northwest Compact").

        On May 5, 2008, we filed a declaratory judgment action in the United States ("U.S.") District Court of Utah (the "Declaratory Judgment Action") asking the court to declare that (i) the Northwest Compact does not have regulatory authority over our Clive facility, which is a private commercial facility rather than a regional facility created by the Compact, (ii) the U.S. Constitution does not allow the Northwest Compact to discriminate between identical domestic and foreign materials handled at our Clive facility, and (iii) any effort by the Northwest Compact to restrict our receipt of foreign LLRW is pre-empted by federal statutes and regulations.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the "District Court Order") finding that the Northwest Compact has no authority over, and therefore cannot restrict the flow of out-of-region waste to, our Clive facility. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in favor of EnergySolutions on June 17, 2009. The defendants in the Declaratory Judgment Action appealed the judgment to the U.S. Circuit Court of Appeals for the 10th Circuit. On November 9, 2010, the U.S. Circuit Court of Appeals for the 10th Circuit ruled that the Northwest Compact is statutorily and constitutionally permitted to exercise exclusionary authority over our Clive facility.

        On October 9, 2009 a purported class-action lawsuit captioned City of Roseville Employees' Retirement System v. EnergySolutions, Inc., et al., Civil No. 09 CV 8633 ("City of Roseville Lawsuit") was filed in the U.S. District Court for the Southern District of New York. On October 12, 2009 a second complaint captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil No. 09 CV 8648 (together with the City of Roseville Lawsuit, the "Related Actions") was filed in the same court. On February 18, 2010 the Court consolidated the Related Actions and appointed a lead plaintiff. On April 20, 2010 the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., current and prior directors, certain officers, the lead underwriters in our November 2007 initial public offering ("IPO") in and July 2008 secondary offering (the "July 2008 Offering") and ENV Holdings, LLC, our former parent. The consolidated amended complaint alleges that the registration statements and prospectus for the IPO and the July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein regarding the potential size of the nuclear services market, our ability to take advantage of opportunities in that market in the near term, the status and prospects of our rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, the status and prospects of our license stewardship initiative, and other matters. The consolidated amended complaint seeks to include all purchasers of our common stock from November 14, 2007 through October 14, 2008 as a plaintiff class and seeks damages, costs and interest, rescission of the IPO and July 2008 offering, and such other relief as the court may find just and proper. On June 18, 2010, the defendants in the Related Actions filed a motion to dismiss the consolidated amended complaint. Rather than oppose the defendants' motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding the allegations in the consolidated amended complaint and adding new allegations regarding the Company's life of plant agreements and the integrity of the revenue and earnings forecasts in the IPO and the July 2008 Offering registration statements and prospectuses. On September 17, 2010, the defendants filed a motion to dismiss the second consolidated amended complaint. The lead plaintiff filed an opposition to defendants' motion to dismiss on November 2, 2010 and the defendants filed a reply memorandum of law in further support of defendants' motion to dismiss the second consolidated amended complaint on December 10, 2010.

        On August 25, 2010, a shareholder derivative action was filed in the District of Utah alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant and various current and prior directors and officers. The underlying facts alleged in the derivative complaint are substantively the same as those in the second consolidated amended complaint in the class-action lawsuit. The defendants in this case filed a motion to dismiss on January 18, 2011. Plaintiff's opposition to the motion is due April 5, 2011.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

        On October 8, 2010, another shareholder derivative action was filed in the New York state court alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant, certain prior directors, ENV Holdings, LLC and Lindsay Goldberg & Bessemer, L.P. The underlying facts alleged in this derivative complaint are substantively the same as those in the second consolidated amended complaint in the class-action lawsuit. The parties have stipulated that this case will be stayed until a decision is issued with respect to the motion to dismiss in the purported class action lawsuit referenced above.

        On August 7, 2002, Roger Lemmon, Patrick Cole and Kyle Gunderson filed a "qui tam" complaint, as "Relators" on behalf of the U.S. Government, against Envirocare, pursuant to the False Claims Act, 31 U.S.C. § 3729. The complaint alleges that Envirocare (a) violated various contractual and regulatory requirements related to waste disposal at the Clive, UT facility; (b) failed to report the violations; and (c) falsely implied, in invoice documentation to the U.S. Government, that Envirocare had complied with all applicable contractual and regulatory requirements. The complaint alleges that the U. S. Government is entitled to recover substantial (but unspecified) damages, including treble damages. The U.S. Government declined to pursue the case on its own behalf. The U.S. District Court for the District of Utah dismissed the complaint three times, each time with leave to amend the complaint. On August 4, 2010, the U.S. Tenth Circuit Court of Appeals reversed the third dismissal. The Company is confident that it will successfully defend the case.

        We believe the facts and legal claims alleged in the complaints described above are without merit and we intend to vigorously defend these actions. From time to time, we are subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows.

(19) Employee Benefit Plans

        We sponsor a defined contribution 401(k) plan that covers nearly all of our full time employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under this plan, employees become eligible to participate immediately upon employment but are not eligible for a company match until one year of employment is completed. We match 50% of the first 6% of a participant's deferred contribution. In addition, we may at our discretion contribute an additional 1% of a participant's deferred contribution. Employee contributions are fully vested immediately. Our contributions vest ratably over 4 years. We contributed $3.4 million, $3.0 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Uranium Disposition Services LLC—(UDS) Postretirement Benefit Plan

        On March 14, 2008, we obtained majority voting rights for another one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. The joint venture sponsors a defined contribution plan for its eligible employees. The plan provides for matching employer contributions of 100% up to 4% of employee compensation. Additionally, the plan provides for an additional employer contribution for employees who are not eligible to participate in the joint venture's defined benefit pension plan ranging from 2.5% to 5.8% of

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

employee compensation. Contributions to the plan totaled approximately $1.2 million, $0.9 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Electricity Supply Pension Scheme ("ESPS")

        In connection with our acquisition of RSMC in 2007, we began providing a pension plan for the benefit of approximately 60 RSMC employees in the U.K. (the "RSMC Plan"). The RSMC Plan is funded by contributions from the employees and EnergySolutions. In addition, under the terms of our contract with the NDA, EnergySolutions, through RSMC, took over the management of the Magnox North and Magnox South pension plans (the "Magnox Plan"), which provides pension benefits to a majority of the 3,500 employees under management in the U.K. The Magnox Plan is funded by contributions from the employees and the NDA. The two plans are separate sections of an overall industry scheme, the Electricity Supply Pension Scheme ("ESPS").

        As part of the reorganization of the U.K. nuclear industry by the U.K. Government, the NDA assumed responsibility to fund all employer pension contributions, including any deficit (and obtained the benefit of any surplus), to the Magnox Plan. In order to reflect these arrangements, our financial statements include an amount recoverable from the NDA, included within other noncurrent assets in an amount equal to the recorded Magnox section liability, net of tax, with a corresponding credit to revenue since the charges are allowable costs under our cost-plus contract with the NDA, offsetting a portion of the after-tax pension charges. The amount of the credit for the years ended December 31, 2010 and 2009, respectively, was $76.9 million and $46.5 million. The amount payable to the NDA, due to our overfunded status, was $119.1 million at December 31, 2010 and is included in pension liabilities. The amount recoverable from the NDA, due to our underfunded status, was $64.5 million at December 31, 2009 and is included in other noncurrent assets.

        The following table sets forth a reconciliation of the pension plans' beginning and ending balances of the benefit obligation for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Changes in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,026,479	$2,366,304
Service cost	50,256	45,412
Interest cost	163,602	150,173
Member contributions	619	626
Termination benefits	9,587	10,179
Benefits paid	(132,984)	(137,489)
Actuarial gain	76,852	347,323
Foreign currency translation	(86,751)	243,951

Projected benefit obligation at end of year	$3,107,660	$3,026,479

        The termination benefits relate to early retirement benefits provided to employees who have left service involuntarily before normal retirement age and have been granted an unreduced early retirement pension. These are contractual termination benefits required under the plans' rules.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        The following table sets forth a reconciliation of the plans' beginning and ending balances of the fair value of plan assets for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Changes in plan assets:
Fair value at beginning of period	$2,961,971	$2,459,837
Actual return on plan assets	384,108	301,911
Company contributions	88,295	76,574
Employee contributions	619	626
Termination benefits	9,587	10,179
Benefits paid	(132,984)	(137,645)
Foreign currency translation	(84,810)	250,489

Fair value of plan assets at end of year	$3,226,786	$2,961,971

Overfunded (underfunded) status at end of year	$119,126	$(64,508)

        Related amounts included in the consolidated balance sheets as of December 31, 2010 and 2009 consist of noncurrent pension assets of $119.1 million, and noncurrent pension liabilities of $64.5 million, which are included in the consolidated balance sheets.

        Net periodic benefit costs for the years ended December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Service cost	$50,256	$45,412
Interest cost	163,602	150,173
Expected return on plan assets	(158,808)	(126,997)
Actuarial loss	155	312
Termination benefits	9,587	10,179

	$64,792	$79,079

        Weighted average assumptions used to determine benefit obligations as of December 31, 2010 and 2009 were as follows:

	2010	2009
Discount rate	5.5%	5.7%
Expected rates of return on plan assets	5.5% - 6.5%	5.6% - 6.8%
Rate of compensation increase	3.5%	3.0% - 3.5%

        Our overall expected long-term rate of return on assets is 5.5% to 6.5%. The overall expected long-term rate of return is based on our view of the expected long-term rates of return of each major asset category taking into account the proportions of assets held in each category at the relevant reporting date. The expected rate of return for equities was determined by adding a long-term equity risk premium to a risk-free rate. The equity risk premium reflects our view of expected long-term returns on equities in excess of the risk-free rate, taking into account historic returns and current

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

market conditions. The expected return on debt securities is based upon an analysis of current yields on portfolios of similar quality and duration.

        At December 31, 2010 and 2009, the pension assets were invested as follows:

	December 31, 2010	December 31, 2009
Asset category:
Equities	25.5%	18.6%
Bonds	66.8%	76.0%
Real Estate	5.3%	4.6%
Other	2.4%	0.8%

	100.0%	100.0%

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

        We expect $54.4 million to be contributed to our defined benefit pension plans in 2011, most of which will be reimbursed by the NDA. Actuarial losses expected to be recognized as a component of net periodic pension costs in 2011 are not material. Estimated benefit plan payments for the five years following 2010 and the subsequent five years aggregated, excluding amounts recoverable from the NDA, are as follows (in thousands):

Year ending December 31,
2011	$137,228
2012	141,560
2013	146,046
2014	150,533
2015	155,329
2016 - 2020	853,226

$1,583,922

        The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the DOE held by a consolidated joint venture because we are not responsible for the current or future funded status of these plans.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(20) Employee Termination Benefits

        An initial organizational review of our Magnox sites identified an opportunity to reduce the existing workforce, primarily at three sites that are in the process of defueling, which involves removing fuel from the reactor, loading it into casks and transporting it for processing with a third party and a site at which decommissioning is relatively close to completion with only a few projects remaining. As a result of the overstaffing at the Magnox sites, we presented a termination plan to the NDA to terminate approximately 200 employees on a voluntary basis at these sites in 2009. During, 2010, a second phase of the organizational review was performed and an additional reduction in force of approximately 100 positions was identified. Phase 2 is a structural reorganization across the whole business affecting all sites. The termination plan related to phase 2 was presented to and approved by the NDA.

        The termination plan and employee termination benefits to be paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA.

        We recognized $34.9 million of expected employee termination benefits related to Phase 2, during the year ended December 31, 2010 and $35.7 million of expected employee termination benefits related to Phase 1 during the year ended December 31, 2009. These benefits are included in cost of revenue in the accompanying condensed consolidated statements of operations for our International segment. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits.

        The following is a reconciliation of the beginning and ending liability balances (in thousands):

	December 30, 2010	December 31, 2009
Beginning liability	$24,260	$—
Additions	34,855	35,703
Payments	(21,431)	(16,015)
Effect of exchange rate	(931)	4,572

Ending liability	$36,753	$24,260

        A full organizational review of our Magnox sites has been undertaken in conjunction with an optimized decommissioning planning exercise for all 10 sites. This exercise has brought together a number of initiatives, including the re-combination of Magnox North Limited and Magnox South Limited subsidiaries into a single entity Magnox Limited, a reduction in support and overhead costs and the base-lining of an optimized generation, defueling and decommissioning program for Magnox. The re-combination of Magnox North Limited and Magnox South Limited took effect in January 2011. The Magnox Optimized Decommissioning Plan (MODP) has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. Government's recently announced Comprehensive Spending Review (CSR).

        During the CSR period through 2015, the MDOP includes approximately 12 changes of organization across the 10 Magnox sites. As a result of these changes and the drive to reduce support and overhead costs there will be significant manpower reductions, expected to be approximately 1,000

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(20) Employee Termination Benefits (Continued)

staff, during the period through 2015 followed by a further 600 staff in the period from 2016 to 2020. The initial re-combination of the Magnox entities together with reduced support and overheads will see reductions of approximately 300 staff in the next 12 months followed by further reductions as sites go from generation to defueling or from defueling to decommissioning.

        The total termination benefit cost included within the MDOP over the CSR period to 2015 is approximately £200 million and is expected to be paid over 4 years.

(21) Related Party Transactions

LLC Agreement

        During the year ended December 31, 2008, our former parent, ENV Holdings, committed to contribute $10.0 million to us for the sole purpose of compensating certain of our employees, as specified by ENV Holdings, for their contributions to our growth since ENV Holdings' initial investment us in January 2005. As a result, we recorded compensation expense and additional paid-in capital of $10.0 million during the year ended December 31, 2008. The $10.0 million contribution was received during the first quarter of 2009 and paid the designated employees.

(22) Guarantor and Non-Guarantor Supplemental Financial information

        The 2018 senior notes were issued by EnergySolutions Inc. (The "Parent"), and EnergySolutions LLC together ("the Issuers"). The senior notes are guaranteed by each of the Parent's current and future domestic subsidiaries that are guarantors under the senior credit facility, other than ZionSolutions LLC, which was established for the purpose of the Company's license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

        Presented below is the condensed consolidating financial information of the issuers, our subsidiaries that are guarantors (the "Guarantor Subsidiaries), and our subsidiaries that are not guarantors (the "Non-Guarantor Subsidiaries). The condensed consolidating financial information reflects the investments of the Parent company in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Year Ended December 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$147,068	$452,014	$1,205,932	$(52,972)	$1,752,042
Cost of revenue	—	(68,514)	(375,013)	(1,162,953)	52,972	(1,553,508)

Gross profit	—	78,554	77,001	42,979	—	198,534
Selling, general and administrative expenses	—	(74,158)	(51,440)	(6,944)	—	(132,542)
Impairment of goodwill	—	—	(35,000)	—	—	(35,000)
Equity in income of unconsolidated joint ventures	—	—	13,120	—	—	13,120

Operating income	—	4,396	3,681	36,035	—	44,112
Interest expense	—	(58,910)	(7,860)	(4,717)		(71,487)
Income from subsidiaries	2,346	54,646	—	—	(56,992)	—
Other, net	—	2,214	558	33,887	—	36,659

Income before income tax	2,346	2,346	(3,621)	65,205	(56,992)	9,284
Provision for income taxes	(24,347)	—	—	(4,857)	—	(29,204)

Net income	(22,001)	2,346	(3,621)	60,348	(56,992)	(19,920)
Net income attributable to noncontrolling interests	—	—	—	(2,081)	—	(2,081)

Net income attributable to EnergySolutions	$(22,001)	$2,346	$(3,621)	$58,267	$(56,992)	$(22,001)

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Year Ended December 31, 2009
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$127,364	$416,510	$1,125,924	$(45,905)	$1,623,893
Cost of revenue	—	(63,418)	(334,467)	(1,057,616)	45,905	(1,409,596)

Gross profit	—	63,946	82,043	68,308	—	214,297
Selling, general and administrative expenses	—	(12,426)	(93,263)	(18,266)	—	(123,955)
Equity in income of unconsolidated joint ventures	—	—	7,573	—	—	7,573

Operating income	—	51,520	(3,647)	50,042	—	97,915
Interest expense	—	(20,185)	(8,421)	(1,797)		(30,403)
Income from subsidiaries	61,035	33,448	—	—	(94,483)	—
Other, net	—	(3,748)	1,819	968	—	(961)

Income before income tax	61,035	61,035	(10,249)	49,213	(94,483)	66,551
Provision for income taxes	(10,203)	—	—	(4,385)	—	(14,588)

Net income	50,832	61,035	(10,249)	44,828	(94,483)	51,963
Net income attributable to noncontrolling interests	—	—	—	(1,131)	—	(1,131)

Net income attributable to EnergySolutions	$50,832	$61,035	$(10,249)	$43,697	$(94,483)	$50,832

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Year Ended December 31, 2008
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$138,759	$374,283	$1,301,321	$(22,732)	$1,791,631
Cost of revenue	—	(70,442)	(278,199)	(1,218,529)	22,732	(1,544,438)

Gross profit	—	68,317	96,084	82,792	—	247,193
Selling, general and administrative expenses	—	(17,355)	(94,723)	(17,352)	—	(129,430)
Equity in income of unconsolidated joint ventures	—	—	3,167	—	—	3,167

Operating income	—	50,962	4,528	65,440	—	120,930
Income from subsidiaries	59,749	23,651	—	—	(83,400)	—
Interest expense	—	(29,931)	(14,690)	(8,374)	8,400	(44,595)
Other, net	—	15,067	(795)	(14,595)	(8,400)	(8,723)

Income before income tax	59,749	59,749	(10,957)	42,471	(83,400)	67,612
Provision for income taxes	(14,568)	—	—	(6,530)	—	(21,098)

Net income	45,181	59,749	(10,957)	35,941	(83,400)	46,514
Net income attributable to noncontrolling interests	—	—	—	(1,333)	—	(1,333)

Net income attributable to EnergySolutions	$45,181	$59,749	$(10,957)	$34,608	$(83,400)	$45,181

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
For The Year Ended December 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,770	$75,139	$176,143	$459,863	$(30,307)	$685,608
Property, plant and equipment, net	—	74,343	47,586	719	—	122,648
Goodwill	—	138,365	288,906	53,127	—	480,398
Intangibles, net	—	182,640	43,176	57,684	—	283,500
Restricted cash	—	115,376	23,020	200,012	—	338,408
Nuclear decommissioning trust fund	—	—	—	694,754	—	694,754
Long-term deferred costs less current portion	—	—	—	650,270	—	650,270
Investment in subsidiaries	239,622	596,716	—	—	(836,338)	—
Intercompany receivable	277,902	—	—	—	(277,902)	—
Other long term assets	—	15,343	10,697	143,873	—	169,913

TOTAL ASSETS	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

Liabilities and Stockholders' Equity
Intercompany loan payable		209,514	68,388	—	(277,902)	—
Intercompany payable	—	—	—	21,706	(21,706)	—
Total current liabilities	—	78,731	47,475	414,387	(8,601)	531,993
Long-term debt, less current portion	—	639,296	—	195,264	—	834,560
Facility and equipment decontamination and decommissioning liabilities, current portion	—	29,303	36,363	645,753	—	711,419
Unearned revenue, less current portion	—		—	654,643	—	654,643
Deferred income taxes	46,658	—	—	31,298	—	77,956
Other liabilities, net	—	1,455	1,970	132,964	—	136,389
Stockholders' equity	475,636	239,623	435,330	161,385	(836,338)	475,636

Total EnergySolutions liabilities and stockholders' equity	552,294	1,197,922	589,528	2,257,400	(1,144,547)	3,422,597
Net income attributable to noncontrolling interests	—	—	—	(2,902)	—	(2,902)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
For The Year Ended December 31, 2009
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,663	$45,157	$148,358	$254,460	$(23,131)	$429,507
Property, plant and equipment, net	—	74,701	47,148	847	—	122,696
Goodwill	—	138,364	323,906	54,579	—	516,849
Intangibles, net	—	194,614	48,305	67,284	—	310,203
Restricted cash	—	336	237	—	—	573
Investment in subsidiaries	242,024	550,715	—	—	(792,739)	—
Intercompany receivable	282,966	—	131,553	—	(414,519)	—
Other long term assets	—	17,144	30,507	83,696	—	131,347

TOTAL ASSETS	$529,653	$1,021,031	$730,014	$460,866	$(1,230,389)	$1,511,175

Liabilities and Stockholders' Equity
Intercompany loan payable	—	382,501	—	32,018	(414,519)	—
Total current liabilities	—	72,838	41,036	218,525	(23,131)	309,268
Long-term debt, less current portion	—	293,037	212,003	—	—	505,040
Deferred income taxes	30,608	—	—	17,136	—	47,743
Other liabilities, net	—	30,631	38,025	80,306	—	148,962
Stockholders' equity	499,045	242,024	438,950	111,764	(792,739)	499,045

Total EnergySolutions liabilities and stockholders' equity	529,653	1,021,031	730,014	459,749	(1,230,389)	1,510,058
Net income attributable to noncontrolling interests	—	—	—	(1,117)	—	(1,117)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,653	$1,021,031	$730,014	$460,866	$(1,230,389)	$1,511,175

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Year Ended December 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(6,057)	$63,932	$30,644	$77,438	$(54,637)	$111,320
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(722,489)	—	(722,489)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	706,223	—	706,223
Purchases of property, plant and equipment	—	(6,174)	(10,637)	(224)	—	(17,034)
Purchases of intangible assets	—	(1,184)	—	—	—	(1,184)
Proceeds from disposition of property, plant and equipment	—	—	215	—	—	215

Net cash used in investing activities	—	(7,358)	(10,422)	(16,489)	—	(34,269)

Cash flows from financing activities
Net proceeds from issuance of senior notes		296,070	—	—	—	296,070
Net proceeds from issuance of long-term debt	—	351,000	—	195,000	—	546,000
Retirement of long-term debt	—	(307,105)	(212,006)	—	—	(519,111)
Restricted cash held as collateral of letter of credit obligations	—	(115,035)	—	(200,000)	—	(315,035)
Repayments of long-term debt	—	(2,800)	—	—	—	(2,800)
Net borrowings (repayments) under revolving credit facility	—	(5,000)	—	—	—	(5,000)
Dividends/distributions to stockholders	(6,638)	—	—	—	—	(6,638)
Intercompany loan receivable	15,370	(10,307)	131,554	(6,000)	(130,617)	—
Intercompany loan payable	—	(172,986)	68,388	(26,018)	130,617	—
Investment in subsidiary	2,402	(46,000)	—	—	43,598	—
Distributions to noncontrolling interests partners	—	—	—	(296)	—	(296)
Minimum tax withholding on restricted stock awards	(375)	—	—	—	—	(375)
Proceeds from exercise of stock options	47	—	—	—	—	47
Settlement of derivative contracts		(2,112)	—	—	—	(2,112)
Repayments of capital lease obligations		(600)	—	—	—	(600)
Debt financing fees	—	(19,968)	—	(3,239)	—	(23,207)

Net cash provided by (used in) financing activities	10,806	(34,845)	(12,065)	(40,554)	43,598	(33,058)

Effect of exchange rate on cash	(4,749)	(4,749)	—	(1,255)	11,039	286

Net increase in cash and cash equivalents		16,982	8,156	19,141	—	44,279
Cash and cash equivalents, beginning of period		1,606	2,892	11,415	—	15,913

Cash and cash equivalents, end of period	$—	$18,588	$11,048	$30,556	$—	$60,192

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Year Ended December 31, 2009
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$61,240	$83,328	$(26,695)	$23,236	$(89,016)	$52,183
Cash flow from investing activities
Purchases of property, plant and equipment	—	(23,366)	(868)	(154)	—	(24,388)
Purchases of intangible assets	—	(704)	—	—	—	(704)
Proceeds from disposition of property, plant and equipment	—	13	—	—	—	13

Net cash used in investing activities	—	(24,057)	(868)	(154)	—	(25,079)

Cash flows from financing activities
Repayments of long-term debt	—	(76,024)	28,374	—	—	(47,650)
Net borrowings (repayments) under revolving credit facility	—	5,000	—	—	—	5,000
Dividends/distributions to stockholders	(8,832)	—	—	9	—	(8,823)
Intercompany loan receivable	8,627	58,207	(1,561)	1,145	(66,417)	—
Intercompany loan payable	—	(20,720)	—	(41,104)	61,824	—
Investment in subsidiary	(35,379)	(3,235)	—	—	38,614	—
Distributions to noncontrolling interests partners	—	—	—	(1,056)	—	(1,056)
Settlement of derivative contracts		(5,318)	—	—	—	(5,318)
Repayments of capital lease obligations		(1,416)	—	—	—	(1,450)
Debt financing fees	—	(4,860)	—	—	—	(4,860)

Net cash provided by (used in) financing activities	(35,584)	(48,367)	26,813	(41,040)	34,021	(64,157)

Effect of exchange rate on cash	(25,656)	(25,656)	(628)	1,464	54,995	4,518

Net increase in cash and cash equivalents		(14,752)	(1,378)	(16,404)	—	(32,535)
Cash and cash equivalents, beginning of period		16,358	4,271	27,819	—	48,448

Cash and cash equivalents, end of period	$—	$1,606	$2,892	$11,415	$—	$15,913

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Year Ended December 31, 2008
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$57,102	$111,569	$(27,174)	$49,605	$(87,993)	$103,109
Cash flow from investing activities
Purchases of property, plant and equipment	—	(16,251)	(9,480)	(898)	—	(26,629)
Purchases of intangible assets	—	—	(680)	—	—	(680)
Proceeds from disposition of property, plant and equipment	—	—	33	—	—	33

Net cash used in investing activities	—	(16,251)	(10,127)	(898)	—	(27,276)

Cash flows from financing activities
Repayments of long-term debt	—	13,408	(53,618)	—	—	(40,210)
Dividends/distributions to stockholders	(8,831)	—	—	—	—	(8,831)
Intercompany loan receivable	11,224	(10,669)	78,604	(1,145)	(78,015)	—
Intercompany loan payable	—	(73,433)	—	(9,175)	82,608	—
Investment in subsidiary	(65,820)	(28,887)	—	11,307	83,400	—
Distributions to noncontrolling interests partners	—	—	—	(850)	—	(850)
Settlement of derivative contracts		5,232	—	—	—	5,232
Repayments of capital lease obligations		(1,521)	—	(12)	—	(1,533)
Debt financing fees	—	(6,434)	—	—	—	(6,434)

Net cash provided by (used in) financing activities	(63,427)	(102,303)	24,724	387	87,993	(52,626)

Effect of exchange rate on cash	6,325	6,062	619	(24,131)	—	(11,126)

Net increase in cash and cash equivalents		(925)	(11,957)	24,964	—	12,082
Cash and cash equivalents, beginning of period		17,283	16,228	2,855	—	36,366

Cash and cash equivalents, end of period	$—	$16,358	$4,271	$27,819	$—	$48,448

Washington River Protection Solutions LLC

Audited Consolidated Financial Statements

For The Year Ended December 31, 2010

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

YEAR ENDED DECEMBER 31, 2010

www.larsonallen.com

INDEPENDENT AUDITORS' REPORT

Board of Directors
Washington River Protection Solutions LLC
Richland, Washington

        We have audited the accompanying balance sheet of Washington River Protection Solutions LLC as of December 31, 2010, and the related statements of operations and members' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington River Protection Solutions LLC as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

LarsonAllen LLP

Minneapolis, Minnesota
March 30, 2011

An independent member of Nexia International

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

BALANCE SHEET

DECEMBER 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,538,222
Accounts Receivable	296,398
Unbilled Revenue	4,936,035
Prepaid Expense	127,126

Total Current Assets	6,897,781

Total Assets	$6,897,781

LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES
Accounts Payable	$3,137
Accrued Payroll	1,164,268

Total Current Liabilities	1,167,405

Total Liabilities	1,167,405
MEMBERS' CAPITAL	2,586,434

Total Liabilities and Members' Equity	$3,753,839

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENT OF OPERATIONS AND MEMBERS' CAPITAL

YEAR ENDED DECEMBER 31, 2010

FEE REVENUE	$34,311,744
OPERATING EXPENSES
Payroll Expense	3,760,476
Charitable Contributions	1,123,775
Other	754,478

Total Operating Expenses	5,638,729

NET INCOME	28,673,015
Members' Capital—Beginning	(1,686,581)
Members' Capital—Distributions	(24,400,000)

MEMBERS' CAPITAL—ENDING	$2,586,434

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES	$28,673,015
Net Income
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Accounts Receivable	26,339
Earnings in Excess of Billings	(4,936,035)
Prepaid Expenses	80,558
Increase (Decrease) in Current Liabilities:
Accounts Payable	(67,395)
Accrued Payroll	1,151,107

Net Cash Provided by Operating Activities	24,927,589
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions Paid to Members	(24,400,000)

NET INCREASE IN CASH	527,589
Cash—Beginning of Year	1,010,633

CASH—END OF YEAR	1,538,222

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Washington River Protection Solutions LLC (the Company) is a joint venture between two public companies organized for the purpose of eliminating the risk to the environment posed by the Hanford Site by cleaning and disposing of radioactive waste. The Company operates under a contract with Department of Energy (DOE) which is the source of 100% of the Company's revenue for the year ended December 31, 2010.

Concentration of Credit Risk

        Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable—Related Party

        The Company allows certain related parties to utilize their personnel and other resources. The balance in this account relates to the unreimbursed costs for that usage. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimated that no allowance was necessary based upon prior experience and analysis of individual accounts at December 31, 2010.

Revenue Recognition

        The Company recognizes revenue using the milestone method on the performance based incentives related to the projects specified in the contract with the DOE. The amount of the performance based incentives vary, depending on whether we achieve above-, at- or below-target results. We recognize incentive fees revenues as milestones are achieved. The total of all fee based payments that can be realized under the five year term of the contract cannot exceed $133 million.

        The Company does not recognize, as revenue or cost of goods sold, any of the contract costs in these financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs of approximately $609 million were excluded from revenue and cost of goods sold for the year ended December 31, 2010.

        Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period.

        The asset, "Unbilled Revenue," represents revenues recognized in excess of amounts billed.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company is not a taxpaying entity for federal and state income tax purposes, and therefore does not include a provision for income taxes. Income is reported by the members on their respective income tax returns.

        The Company evaluated its tax positions and determined it has no uncertain tax positions that would materially change the financial statements as of December 31, 2010.

        The Company's income tax returns are subject to review and examination by federal, state and local authorities. The tax returns for the years 2007 to 2009 are open to examination by federal and state authorities.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The portion of completion on long-term contracts is considered a significant estimate. Management bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

Subsequent Events

        In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 30, 2011, the date the financial statements were available to be issued.

NOTE 2 UNBILLED REVENUE

        Unbilled revenue is comprised of the estimated fee earned for work on uncompleted projects on the percentage-of-completion method. The Company receives payment from the DOE when each project is completed and approved by the DOE.

NOTE 3 COMMITMENTS AND CONTINGENCIES

        The Company is involved in claims arising in the ordinary course of business. Although it is not possible to predict the outcome of these matters, it is management's opinion that the outcome will not have a material effect on the financial condition of the Company.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*
Among EnergySolutions, Inc., The S&P Midcap 400 Index
And The Dow Jones US Heavy Construction Index

        The graph below compares the cumulative 38-month total return to shareholders of EnergySolutions, Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 index and the Dow Jones US Heavy Construction index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from November 15, 2007 to December 31, 2010.

	11/15/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09
EnergySolutions, Inc.	100.00	117.30	99.80	97.34	43.61	24.78	38.11
S&P Midcap 400	100.00	94.78	86.39	91.08	81.18	60.44	55.21
Dow Jones US Heavy Construction	100.00	95.22	80.25	98.98	56.64	42.73	38.59

	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
EnergySolutions, Inc.	40.67	40.88	37.75	28.71	22.82	22.67	25.10
S&P Midcap 400	65.56	78.66	83.03	90.58	81.90	92.64	105.15
Dow Jones US Heavy Construction	48.34	53.73	48.85	51.80	45.91	50.80	62.72

*
$100 invested on November 15, 2007 in stock or October 31, 2007 in index, including the reinvestment of dividends. Fiscal year ending December 31

Copyright © 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2011 Dow Jones & Co. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.