Form 10-Q
period 2011-03-31
EnergySolutions, Inc.
filed 2011-05-10
CIK 1393744

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or
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

        As of May 10, 2011, 88,769,619 shares of the registrant's common stock were outstanding.

ENERGYSOLUTIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Three Month period ended March 31, 2011

i

PART I

Item 1.    Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(in thousands of dollars, except per share information)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,574	$60,192
Accounts receivable, net of allowance for doubtful accounts	372,432	294,972
Costs and estimated earnings in excess of billings on uncompleted contracts	97,635	102,287
Prepaid expenses	8,900	8,059
Deferred income taxes	4,233	4,770
Nuclear decommissioning trust fund investments, current portion	113,336	110,328
Deferred costs, current portion	102,685	100,149
Other current assets	4,948	4,851

Total current assets	773,743	685,608
Property, plant and equipment, net	120,925	122,649
Goodwill	482,214	480,398
Other intangible assets, net	280,377	283,500
Nuclear decommissioning trust fund investments	686,575	694,754
Restricted cash and decontamination and decommissioning deposits	336,021	338,408
Deferred costs	616,139	650,270
Other noncurrent assets	182,487	169,912

Total assets	$3,478,481	$3,425,499

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,600	$5,600
Accounts payable	142,195	101,229
Accrued expenses and other current liabilities	236,398	197,034
Facility and equipment decontamination and decommissioning liabilities, current portion	113,336	110,328
Unearned revenue, current portion	121,699	117,802

Total current liabilities	619,228	531,993
Long-term debt, less current portion	833,744	834,560
Pension liability	146,965	132,988
Facility and equipment decontamination and decommissioning liabilities	679,204	711,419
Deferred income taxes	80,148	77,956
Unearned revenue, less current portion	620,380	654,643
Other noncurrent liabilities	3,452	3,402

Total liabilities	2,983,121	2,946,961

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,769,403 and 88,667,843 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively,	888	887
Additional paid-in capital	500,384	498,092
Accumulated other comprehensive loss	(21,800)	(25,511)
Retained earnings	12,077	2,168

Total EnergySolutions stockholders' equity	491,549	475,636
Noncontrolling interests	3,811	2,902

Total stockholders' equity	495,360	478,538

Total liabilities and stockholders' equity	$3,478,481	$3,425,499

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Month Period Ended March 31, 2011 and 2010

(in thousands of dollars, except per share information)

(unaudited)

	Three Month Period Ended March 31,
	2011	2010
Revenue	$522,267	$485,890
Cost of revenue	(475,638)	(440,719)

Gross profit	46,629	45,171
Selling, general and administrative expenses	(33,407)	(30,779)
Equity in income of unconsolidated joint ventures	1,400	2,363

Income from operations	14,622	16,755
Interest expense	(18,050)	(8,676)
Other income (expenses), net	15,428	(173)

Income before income taxes and noncontrolling interests	12,000	7,906
Income tax expense	(1,182)	(1,922)

Net income	10,818	5,984
Less: Net income attributable to noncontrolling interests	(909)	(151)

Net income attributable to EnergySolutions	$9,909	$5,833

Net income per common share of EnergySolutions:
Basic	$0.11	$0.07
Diluted	$0.11	$0.07
Weighted average common shares outstanding:
Basic	88,709,078	88,415,309
Diluted	88,738,993	88,549,964
Cash dividends declared per common share	—	$0.025
Comprehensive income (loss):
Net income	$10,818	$5,984
Foreign currency translation adjustment	3,586	(11,140)
Change in unrecognized actuarial gain (loss)	125	(136)

Comprehensive income (loss)	14,529	(5,292)
Comprehensive income attributable to noncontrolling interests	(909)	(151)

Comprehensive income (loss) attributable to EnergySolutions	$13,620	$(5,443)

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity

Three Month Period Ended March 31, 2011

(in thousands of dollars, except per share information)

(unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	88,667,843	$887	$498,092	$(25,511)	$2,168	$2,902	$478,538
Net income	—	—	—	—	9,909	909	10,818
Equity-based compensation	—	—	2,236	—	—	—	2,236
Stock issued due to option exercise	10,350	—	57	—	—	—	57
Vesting of restricted stock	91,210	1	(1)	—	—	—	—
Change in unrecognized actuarial loss	—	—	—	125	—	—	125
Foreign currency translation	—	—	—	3,586	—	—	3,586

Balance at March 31, 2011	88,769,403	$888	$500,384	$(21,800)	$12,077	$3,811	$495,360

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Three Month Period Ended March 31, 2011 and 2010

(in thousands of dollars)

(unaudited)

	Three Month Period Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$10,818	$5,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	20,238	11,876
Equity-based compensation expense	2,236	2,447
Foreign currency transaction loss	—	280
Deferred income taxes	2,729	208
Amortization of debt financing fees and debt discount	1,120	1,463
(Gain) on disposal of property, plant and equipment	(35)	(35)
Unrealized gain on derivative contracts	—	(156)
Realized and unrealized (gain) on nuclear decommissioning trust fund investments	(15,673)	—
Changes in operating assets and liabilities:
Accounts receivable	(70,601)	(60,306)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,211	(43,351)
Prepaid expenses and other current assets	(128)	(4,413)
Accounts payable	37,379	51,616
Accrued expenses and other current liabilities	35,812	74,311
Unearned revenue	(30,376)	3,301
Facility and equipment decontamination and decommissioning liabilities	(37,278)	—
Restricted cash and decontamination and decommissioning deposits	2,406	(4)
Nuclear decommissioning trust fund	20,141	—
Deferred costs	34,131	—
Other noncurrent assets	(13,334)	(16,018)
Other noncurrent liabilities	10,059	11,999

Net cash provided by operating activities	15,855	39,202

Cash flows from investing activities
Purchase of investments in nuclear decommissioning trust fund	(351,410)	—
Proceeds from sales of nuclear decommissioning trust fund investments	352,113	—
Purchases of property, plant and equipment	(3,800)	(2,027)
Purchases of intangible assets	(330)	—
Proceeds from disposition of property, plant and equipment	82	—

Net cash used in investing activities	(3,345)	(2,027)

Cash flows from financing activities
Repayments of long-term debt	(1,400)	—
Net borrowings (repayments) under revolving credit facility	—	1,000
Dividends/distributions to stockholders	—	(2,213)
Distributions to noncontrolling interests partners	—	(296)
Minimum tax withholding on restricted stock awards	—	(375)
Proceeds from exercise of stock options	57	—
Settlement of derivative contracts	—	(551)
Repayments of capital lease obligations	(58)	(225)
Debt financing fees	—	(2,493)

Net cash used in financing activities	(1,401)	(5,153)

Effect of exchange rate on cash	(1,727)	(3,052)

Net increase in cash and cash equivalents	9,382	28,970
Cash and cash equivalents, beginning of period	60,192	15,913

Cash and cash equivalents, end of period	$69,574	$44,883

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

        EnergySolutions, Inc. ("we," "our," "EnergySolutions" or the "Company") is a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, logistics, transportation, processing and disposal services. We derive almost 100% of our revenue from the provision of nuclear services.

        To date, we have reported our results through four operating business divisions: Federal Services; Commercial Services; Logistics, Processing and Disposal ("LP&D"), and International. Our Federal Services operations derive revenue from United States ("U.S.") government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). Our Commercial Services operations provide a broad range of on-site services, including D&D services, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials. Our LP&D operations provide a broad range of logistics, transportation, processing and disposal services to both government and commercial customers. Our LP&D division also operates our facilities for the processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. Our International operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

        During 2010, a major strategic plan was initiated by senior management to improve the Company's performance and approach to the market. As a result, some organizational changes were implemented which included the realignment of internal resources, the restructuring of processes and operational activities, and the execution of new initiatives for profitable growth. The strategic plan also reorganized the Company's operating business divisions which resulted in the creation of two major operating groups to better serve our customers: the Government Group and the Global Commercial Group. The Government group will continue to serve its government customers as the former Federal Services division did in the past, and will actively pursue new opportunities within the government market. The Global Commercial Group will focus on increasing its customer base both nationally and internationally, and will consolidate the operations of our Commercial Services, LP&D, and International divisions. However, we will continue to report separately each of our four operating business divisions to more fully present the results of our operations.

(2) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Basis of Presentation (Continued)

adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results that can be expected for the full year.

        We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have consolidated their operations in our consolidated financial statements and therefore, we recorded the noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to other noncontrolling partners.

Reclassifications

        Certain minor reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

Accounting for the Exelon Transaction

        In December 2007, we entered into certain agreements with Exelon Corporation ("Exelon") to dismantle the Zion Station nuclear power plant located in Zion, Illinois, including a planning contract under which we were engaged to perform certain preparatory services with payment contingent upon closing of certain agreements. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the equity and fixed income markets at the time, and as a result, all costs associated with the execution of the planning contract were deferred. The transaction closed on September 1, 2010, and after closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statement of operations, with $5.1 million in revenue being deferred over the life of the agreement.

        On the date of the closing of the asset sale agreement with Exelon, the trust fund investments previously held by Exelon, for the purpose of decommissioning the Zion Station nuclear power plant, were transferred to us and the use of those funds, and any investment returns arising from there, remain restricted solely for that purpose. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the income statement as other income (expense), net. As part of this transaction, we have assumed Exelon's cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the total costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we will perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

        As the trust fund assets transferred to us, represented a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including the deferred revenue associated with the planning contract, totaling $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(2) Basis of Presentation (Continued)

        In conjunction with the acquisition of the shut down nuclear power plant, we also became responsible for and assumed the asset retirement obligation ("ARO") for the plant, and we have established an ARO measured in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work, plus a profit margin, and recognition of the ARO gain as the obligation is settled. The ARO gain results from the requirement to record costs plus an estimate of third-party profits in determining the ARO. When we perform the D&D work using internal resources and reduce the ARO for work performed, we recognize a gain if actual costs are less than the estimated costs plus the third-party profits. Accretion expense and ARO gain are recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is recorded in cost of revenue in the statements of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized in cost of revenue in the same manner as deferred revenue is amortized, using the proportional performance method.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. This guidance was effective for us on January 1, 2011. The new accounting standard has been applied prospectively to arrangements entered into or materially modified after the date of adoption. The impact of the adoption of this guidance has not had a material impact on the Company's results of operations, financial position or cash flows.

        Our contracts routinely include delivery of multiple products and services to our customers including management and operations or clean up of facilities with radioactive materials, decommissioning and decontamination services, transportation, processing and disposal services. Typically, each of these elements is considered a unit of accounting and revenue is recognized for each element when all of the following have occurred: (1) we have entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.

        For all contractual arrangements containing multiple deliverables entered into after December 31, 2010, we recognize revenues using estimated selling prices of the delivered products and services based on a hierarchy of methods contained in ASU 2009-13. We use vendor specific objective evidence (VSOE) for determination of estimated selling price of elements in each arrangement if available, and since third party evidence (TPE) is not available for those elements where vendor specific objective evidence of selling price cannot be determined, we evaluate factors to determine our estimated selling price (ESP) for all other elements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(3) Recent Accounting Pronouncements (Continued)

        Application of this new guidance may affect the timing of revenue recognition for some of our contracts as the relative value of each of the elements within the arrangement may change when compared to our prior practices. However, we do not believe there will be a material impact to our results of operations or financial position as a result of adopting this guidance.

(4) Trust Fund Investments

        The nuclear decommissioning trust ("NDT") fund was established solely to satisfy obligations related to the D&D of the Zion Station nuclear power plant. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of March 31, 2011, investments held by the NDT fund, net, totaled $799.9 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on expected timing of usage of funds.

        We consolidate the NDT fund as a variable interest entity ("VIE"). We have a contractual interest in the NDT fund and this interest is a variable interest due to its exposure to the fluctuations caused by market risk. We are able to control the NDT fund by appointing the trustee and, subject to certain restrictions, we are able to direct the investment policies of the fund. We are the primary beneficiary of the NDT as we benefit from positive market returns and bear the risk of market losses.

        Trust fund investments consisted of the following (in thousands):

	As of March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$7,853	$—	$—	$7,853
Investments
Corporate debt securities	309,943	4,358	(5,313)	308,988
Equity securities	55,985	17,096	(169)	72,912
Direct lending funds	30,815	—	—	30,815
Debt securities issued by states of the United States	62,330	439	(3,482)	59,287
Commingled funds	91,575	12,514	—	104,089
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	219,150	449	(3,062)	216,537

	769,798	34,856	(12,026)	792,628

Total assets	777,651	34,856	(12,026)	800,481
Liabilities
Payables for securities purchased	(570)	—	—	(570)

Total liabilities	(570)	—	—	(570)

Net assets held by the NDT fund	$777,081	$34,856	$(12,026)	799,911

Less: current portion				(113,336)

Long-term investments				$686,575

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(4) Trust Fund Investments (Continued)

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$6,321	$—	$—	$6,321
Investments
Corporate debt securities	296,984	1,521	(6,024)	292,481
Equity securities	73,712	16,253	(79)	89,886
Debt securities issued by states of the United States	58,481	109	(2,981)	55,609
Commingled funds	99,377	12,362	—	111,739
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	254,622	243	(3,812)	251,053

	783,176	30,488	(12,896)	800,768

Total assets	789,497	30,488	(12,896)	807,089
Liabilities
Payables for securities purchased	(2,007)	—	—	(2,007)

Total liabilities	(2,007)	—	—	(2,007)

Net assets held by the NDT fund	$787,490	$30,488	$(12,896)	805,082

Less: current portion				(110,328)

Long-term investments				$694,754

        Gains and losses resulting from adjustments to the fair value of the NDT fund investments resulted in net gains of $5.2 million for the three month period ended March 31, 2011, and are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss). We began consolidating the operations of the NDT fund on September 1, 2010; therefore, no gains and losses associated with the NDT fund were recorded for the three month period ended March 31, 2010. For the three month period ended March 31, 2011, we also recorded $10.4 million in realized gains related to sales of investments, and dividends and interest payments received from investments held by the NDT fund.

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

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $557.6 million as of March 31, 2011, and $562.8 million as of December 31, 2010. The carrying value of our senior secured credit facility was $555.8 million as of March 31, 2011, and $557.2 million as of December 31, 2010. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of March 31, 2011 and December 31, 2010, and fair market value of approximately $328.5 million as of March 31, 2011 and $327.4 million as of December 31, 2010.

        The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our interest rate collar derivative approximates fair value. The fair market value of our interest rate collar was $0.1 million liability as of December 31, 2010. This contract ended on January 2, 2011.

        Investments in the NDT fund include debt and equity securities held directly and indirectly through commingled funds. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and are categorized as Level 1.

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

        Direct lending funds maintain securities sold directly to institutional lenders or investors. They may be bonds, private issues of stock, limited partnership interests, mortgage-backed securities, venture capital investments, or other sophisticated instruments. Such securities may or may not be registered with the Securities and Exchange Commission. Direct lending funds are categorized as Level 3 because the fair value of these securities is based partially on observable prices of the underlying securities as well as third party valuation models.

        The following table presents the fair value of the NDT fund investments (in thousands):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total Investments at Fair Value
Assets
Receivables for securities sold	$7,853	$—	$—	$7,853
Investments
Commingled funds	—	27,071	—	27,071
Fixed income securities	86,506	498,306	—	584,812
Equity securities	72,912	—	—	72,912
Direct lending funds	—	—	30,815	30,815
Units of participation	—	—	77,018	77,018

	159,418	525,377	107,833	792,628

Total assets	167,271	525,377	107,833	800,481

Liabilities
Payables for securities purchased	(570)	—	—	(570)

Total liabilities	(570)	—	—	(570)

Net assets held by the NDT fund	$166,701	$525,377	$107,833	$799,911

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(5) Fair Value Measurements (Continued)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total Investments at Fair Value
Assets
Securities sold	$6,321	$—	$—	$6,321
Investments
Commingled funds	—	23,325	—	23,325
Fixed income securities	128,738	470,405	—	599,143
Equity securities	89,886	—	—	89,886
Units of participation	—	—	88,414	88,414

	218,624	493,730	88,414	800,768

Total assets	224,945	493,730	88,414	807,089

Liabilities
Payables for securities purchased	(2,007)	—	—	(2,007)

Total liabilities	(2,007)	—	—	(2,007)

Net assets held by the NDT fund	$222,938	$493,730	88,414	$805,082

        The following table presents the roll-forward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

For The Three Month period ended March 31, 2011	Units of Participation	Direct Lending Funds	Total
Beginning balance	$88,414	$—	$88,414
Purchases and issuances	—	30,815	30,815
Sales, dispositions and settlements	(13,633)	—	(13,633)
Realized gains and losses	2,086	—	2,086
Change in unrealized gains and losses	151	—	151

	$77,018	$30,815	$107,833

(6) Joint Ventures

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Joint Ventures (Continued)

        The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures (in thousands):

	As of March 31, 2011	As of December 31, 2010
Current assets	$54,615	$63,251
Current liabilities	36,935	43,023

	For the Three Month period ended March 31,
	2011	2010
Revenue	$55,189	$68,609
Gross profit	3,619	6,786
Net income	3,476	6,674
Net income attributable to EnergySolutions	$1,400	$2,363

        Our percentage of ownership of unconsolidated joint ventures as of March 31, 2011and December 31, 2010 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.00%
EnergySolutions Environmental Services, LLC	49.00%
LATA/Parallax Portsmouth, LLC	49.00%
Washington River Protection Solutions, LLC	40.00%
Weskem LLC	27.64%
West Valley Environmental Services LLC	10.00%
SempraSafe LLC	49.00%

        We received $2.6 million of dividend distributions from our unconsolidated joint ventures during the three month period ended March 31, 2011. We did not receive dividend distributions from our unconsolidated joint ventures during the three month period ended March 31, 2010.

Noncontrolling interest

        We have majority voting rights for two of our minority owned joint ventures. Accordingly, we have reported their operations in our consolidated financial statements. Assets from our consolidated joint ventures can only be used to settle their own obligations. Additionally, the Company's assets cannot be used to settle the joint ventures' obligations because these minority owned joint ventures do not have recourse to the general credit of the Company.

        We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors' share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the three month period ended March 31, 2011 and 2010 was $0.9 million and $0.2 million, respectively. Distributions to noncontrolling interest shareholders for

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(6) Joint Ventures (Continued)

the three month period ended March 31, 2010 were $0.3 million. No distributions were made for the three month period ended March 31, 2011.

(7) Goodwill

        As of March 31, 2011 and December 31, 2010, we had recorded $482.2 million and $480.4 million of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the three month period ended March 31, 2011 and 2010, we recorded $1.8 million gains and $2.8 million losses, respectively, on translation related to goodwill denominated in foreign currencies.

        In accordance with authoritative guidance for accounting of Goodwill and Other Intangible Assets, we perform an impairment test on the Company's goodwill, when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our annual testing date is April 1. Goodwill is assigned to each of our reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

        We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any. In determining the fair value of the reporting units we probability weight the future business opportunities based on our internal assessments. However, some of the proposals are for very substantial contract awards and either winning or losing those bids can have a significant impact on our fair value calculations. There were no events or circumstances from the date of our assessment through the date of this report that indicated that impairment exists in any of our reporting units. However, deterioration of market conditions accompanied with a decrease in our share of government funded contracts could potentially result in future impairment losses within our government group.

(8) Other Intangible Assets

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(8) Other Intangible Assets (Continued)

        Other intangible assets consisted of the following (in thousands):

	As of March 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$240,574	$(59,157)	18.6 years	$240,243	$(56,694)	18.8 years
Customer relationships	160,679	(69,620)	7.0 years	157,594	(66,012)	7.2 years
Technology and other	15,490	(7,589)	4.8 years	15,490	(7,121)	5.1 years
Non competition	1,030	(1,030)	0 years	1,030	(1,029)	0.2 years

Total amortizable intangibles	$417,773	$(137,396)	14.5 years	$414,357	$(130,857)	14.7 years

        Amortization expense was $6.6 million and $6.4 million for the three month period ended March 31, 2011 and 2010, respectively. In addition, for the three month period ended March 31, 2011 and 2010, we recorded translation gains of $3.1 million and translation losses of $4.7 million, respectively, related to intangible assets denominated in foreign currencies.

(9) Senior Credit Facilities and Senior Notes

        Our outstanding long-term debt consisted of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Term loan facilities due through 2016(1)	$555,800	$557,200
Term loan unamortized discount	(12,727)	(13,231)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,727)	(3,809)
Revolving credit facility	—	—

Total debt	839,346	840,160
Less: current portion	(5,600)	(5,600)

Total long-term debt	$833,746	$834,560

(1)
As of March 31, 2011 and December 31, 2010, the variable interest rate on borrowings under our senior secured credit facility was 6.25%.

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the "Term Loan") in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the "Revolving Credit Facility") with availability of $105 million, of which $15.9 million was used to fund letters of credit issued as of March 31, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes (Continued)

fees; in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under the former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under the former credit agreements and provide credit support for obligations acquired under the Exelon agreements. As of March 31, 2011, borrowings of $310.2 million under the term loan in the senior secured credit facility are held in a restricted cash account as collateral for the Company's reimbursement obligations with respect to letters of credit.

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes (Continued)

        As of March 31, 2011, we had mandatory principal repayments based on our excess cash flow and scheduled repayments of $5.6 million due within the next 12 months. We made principal repayments totaling $1.4 million during the three month period ended March 31, 2011 and made no principal repayments during the three month period ended March 31, 2010. We made cash interest payments of $25.5 million and $7.1 million, for the three month period ended March 31, 2011 and 2010, respectively. In addition, we paid fees to the lenders of approximately $2.5 million during the first quarter of 2010, to obtain amendments on our former credit facility agreements, which were written off during the third quarter of 2010, in conjunction with our refinancing. No fees have been paid during the current year.

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.5 for quarter ending March 31, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended March 31, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2011, our total leverage and cash interest coverage ratios were 2.65 and 3.67, respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2011 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2011 totaled $3.8 million. As of March 31, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

        The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company's domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such a pledge.

        The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes (Continued)

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

        In connection with the sale of the senior notes, we entered into a registration rights agreement, dated August 13, 2010 (the "Registration Rights Agreement"), with the representative of the initial purchasers of the senior notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the senior notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the senior notes if the exchange offer is not consummated within the required time period stated in the Registration Rights Agreement. We have delayed the filing of the registration statement and since February 14, 2011, we have been incurring an interest penalty in the amount of 0.25 basis points.

        The senior notes have not been registered under the Securities Act, and unless so registered, may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

(10) Facility and Equipment Decontamination and Decommissioning

        We recognize AROs when we have a legal obligation to perform D&D and removal activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset in the case of all of our AROs except the Zion Station ARO as described below.

        Each of our AROs are based on a cost estimate for a third party to perform the D&D work. This estimate is inflated with an appropriate inflation rate to the expected time at which the D&D activity will occur, and then it is discounted back using our credit adjusted risk free rate to a present value. Subsequent to the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Facility and Equipment Decontamination and Decommissioning (Continued)

        Our facility and equipment decontamination and decommissioning liabilities consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Facilities and equipment ARO—Zion	$726,723	$755,827
Facilities and equipment ARO—Clive, UT	28,359	28,320
Facilities and equipment ARO—other	28,393	27,967

Total facilities and equipment ARO	783,475	812,114
Barnwell Closure	9,065	9,633

	792,540	821,747
Less: current portion	(113,336)	(110,328)

	$679,204	$711,419

        The following is a reconciliation of our facility and equipment ARO (in thousands):

	March 31, 2011	December 31, 2010
Beginning balance	$812,114	$51,536
Liabilities incurred	89	768,072
Liabilities settled	(36,748)	(23,374)
Accretion expense	7,981	8,226
ARO estimate adjustments	39	7,654

Ending liability	$783,475	$812,114

        For certain of our D&D obligations, we are required to provide financial assurance in the form of a restricted cash account, a deposit in escrow, a trust fund, or an insurance policy. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations. Accordingly, as of March 31, 2011, we have non-current restricted cash of $0.3 million related to our Clive facility, and it is included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. We also have the NDT fund to fund the decommissioning obligation for the Zion Station. The NDT fund balance as of March 31, 2011 was $799.9 million, and is included in NDT fund investments in the accompanying consolidated balance sheets. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of March 31, 2011 was $9.1 million which is included in restricted cash and decontamination and decommissioning deposits in the accompanying condensed consolidated balance sheets. In connection with the execution of the Exelon agreements and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station. This letter of credit is cash-collateralized, with the funds included in non-current restricted cash in the accompanying condensed consolidated balance sheets.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Facility and Equipment Decontamination and Decommissioning (Continued)

        Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not extinguish our D&D liabilities.

        The ARO established in connection with the Zion transaction differs somewhat from our traditional AROs. The assets acquired in the Zion transaction have no fair value, no future useful life and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion transaction is not accompanied by a related depreciable asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our condensed consolidated statements of operations and comprehensive income (loss).

        In addition, as we will perform most of the work related to the Zion Station ARO with our own resources, a gain will be recognized for the difference between our actual costs incurred and the recorded ARO which includes an element of profit. Due to the nature of this contract and the purpose of the license stewardship initiative, we have presented this gain in cost of revenue rather than as a credit to operating expense, as we would with our other AROs.

(11) Derivative Financial Instruments

        We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. On December 18, 2008, we entered into an interest rate collar agreement with a notional amount of $200.0 million. This contract was terminated on January 2, 2011. The fair value liability of the interest rate collar contract as of December 31, 2010, was $0.1 million. Unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expense), net, and resulted in net gains of $0.2 million three month period ended March 31, 2010.

        We have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Foreign currency gains and losses are included in other income (expenses), net, in the accompanying condensed consolidated statements of operations and comprehensive income. For the three month period ended March 31, 2010, we recognized foreign currency losses $0.2 million. In January 2011 we implemented a foreign currency risk management program to hedge the operating income of one of our subsidiaries in the U.K., EnergySolutions Ltd., to mitigate our exposure to foreign exchange rates as those results are consolidated in US dollars. As a result, we recognized losses of $0.1 million for the three month period ended March 31, 2011.

(12) Net Income (Loss) Per Share

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(12) Net Income (Loss) Per Share (Continued)

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Month Period ended March 31,
	2011	2010
Weighted average common shares—basic	88,709,078	88,415,309
Dilutive effect of restricted stock and stock options	29,915	134,655

Weighted average common shares—diluted	88,738,993	88,549,964

Anti-dilutive securities not included above	7,291,817	5,858,168

(13) Equity-Based Compensation

Stock Options and Restricted Stock

        In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.2 million for the three month period ended March 31, 2011, as compared to $2.4 million for the three month period ended March 31, 2010. As of March 31, 2011, we had $9.8 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.6 years. As of March 31, 2011, there was $4.9 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.3 years.

(14) Income Taxes

        We recognized income tax expense of $1.2 million and $1.9 million for the three month period ended March 31, 2011 and 2010, respectively, based on an estimated annual effective tax rate on our consolidated operations of 10.7% and 24.8%, respectively, which is lower than the U.S. statutory rate of 35% primarily as a result of lower tax on income in foreign jurisdictions, the tax benefit of domestic and foreign research and development credits, and the recognition of certain unrecognized tax benefits. During the three month period ended March 31, 2011 and 2010, we made income tax payments of $2.7 million and $3.2 million, respectively.

        As of March 31, 2011 and December 31, 2010, we had $3.7 million and $6.1 million, respectively, of gross unrecognized tax benefits, of which approximately $3.0 million is expected to reverse within the next 12 months. Of the $3.7 million gross unrecognized tax benefits, approximately $0.8 million will impact our annual effective tax rate in future years. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes. The Company and its U.S. subsidiaries are subject to U.S. federal and state income tax. During the three month period ended March 31, 2011, the Company finalized multiple year examinations by U.S. Federal taxing authorities. The results of these examinations included a reduction to certain net operating loss carry-forward deferred tax assets of approximately $3.0 million, and various other adjustments with a combined impact of approximately $0.3 million. These adjustments were estimated and included in prior period financial statements. The

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

additional impact on the current quarter, resulting from the finalization of these examinations, was the recording of non-cash tax benefits of approximately $2.4 million related to the reversal of certain tax reserves.

(15) Segment Reporting and Business Concentrations

        During 2010, a major strategic plan was initiated by senior management to improve the Company's performance and approach to the market. As a result, some organizational changes were implemented which included the realignment of internal resources, the restructuring of processes and operational activities, and the execution of new initiatives for profitable growth. The strategic plan also reorganized the Company's operating business divisions which resulted in the creation of two major operating groups to better serve our customers: the Government Group and the Global Commercial Group. The Government group will continue to serve its government customers as the former Federal Services division did in the past, and will actively pursue new opportunities within the government market. The Global Commercial Group will focus on increasing its customer base both nationally and internationally, and will consolidate the operations of our Commercial Services, LP&D, and International divisions. However, we will continue to report separately each of our four operating business divisions to more fully present the results of our operations.

        Certain reclassifications have been made to the segment information reported for the prior year quarter ended March 31, 2010, to conform to current year presentation.

        The following table presents the Company's segment information (in thousands):

	As of and for the Three Month Period ended March 31, 2011
		Global Commercial Group
	Government Group				Corporate Unallocated Items
		CS	LP&D	International		Consolidated
Revenue from external customers(1)	$79,350	$46,537	$54,266	$342,114	$—	$522,267
Income from operations(2)(5)	3,322	1,009	10,719	17,637	(18,065)	14,622
Depreciation, amortization and accretion expense	663	8,113	5,802	1,943	3,717	20,238
Goodwill	106,594	90,129	230,548	54,943	—	482,214
Other long-lived assets(3)	28,586	17,013	276,420	59,907	19,376	401,302
Purchases of property, plant and equipment	76	417	1,989	482	836	3,800
Total assets(4)	234,360	1,848,525	698,006	596,820	100,770	3,478,481

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(15) Segment Reporting and Business Concentrations (Continued)

	As of and for the Three Month Period ended March 31, 2010
		Global Commercial Group
	Government Group				Corporate Unallocated Items
		CS	LP&D	International		Consolidated
Revenue from external customers(1)	$88,626	$20,240	$51,807	$325,217	$—	$485,890
Income from operations(2)(5)	6,129	1,669	9,923	17,217	(18,183)	16,755
Depreciation, amortization and accretion expense	672	388	5,652	1,887	3,277	11,876
Goodwill	141,594	90,129	230,548	51,788	—	514,059
Other long-lived assets(3)	33,570	22,467	202,881	61,420	98,433	418,771
Purchases of property, plant and equipment	30	344	394	—	1,259	2,027
Total assets(4)	302,812	159,257	524,068	483,325	160,326	1,629,788

(1)
We eliminate intersegment revenue in consolidation. Intersegment revenue for the three month period ended March 31, 2011 and 2010 were $2.6 million and $1.7 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)
We include income from our unconsolidated joint ventures in income from operations from our Government Group. Equity income from unconsolidated joint ventures for the three month period ended March 31, 2011 and 2010 was $1.4 million and $2.4 million, respectively.

(3)
Other long-lived assets include property, plant and equipment and other intangible assets.

(4)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, and property, plant and equipment that benefit the entire Company and cash.

(5)
Results of our operations for services provided by our Global Commercial Group to our customers in Canada, Asia and Europe are included in our international operations.

(16) Pension Plans

        Net periodic benefit costs consisted of the following (in thousands):

	For the Three Month Period ended March 31,
	2011	2010
Service cost	$14,126	$12,687
Interest cost	43,219	41,300
Expected return on plan assets	(45,580)	(40,090)
Net actuarial loss	—	39

	$11,765	$13,936

        The preceding information relates only to the Magnox Plan and does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(17) Employee Termination Benefits

        In 2009 we began an organizational review of our Magnox sites which identified an opportunity to reduce the existing workforce at three sites that are in the process of defueling and at an additional site at which decommissioning work is relatively close to completion. As a result of the overstaffing at the Magnox sites, we presented an initial restructuring program to the NDA, which included the termination of approximately 200 employees on a voluntary basis at these sites. This plan was approved by the NDA during the first quarter of 2010. A second phase of the organizational review was performed during the first quarter of 2010, and an additional reduction in force of approximately 100 positions was identified. The termination plan related to the second phase was also presented and approved by the NDA.

        Additionally, as a result of the organizational review of the Magnox business and at the request of the NDA, it was also recommended to combine the Magnox North Limited and Magnox South Limited entities into a single entity. We successfully re-combined these two entities into a single entity, Magnox Limited, during the first quarter of 2011. This event delivered the first major milestone in the Magnox organizational restructuring program previously agreed to by our customer the NDA. We have now reorganized the business into three operating divisions within the single legal entity, which has enabled the commencement of the next phase: a review of corporate support structures and associated manpower.

        The termination plan and employee termination benefits to be paid for the termination of these employees have been calculated in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and will be reimbursed by the NDA.

        The full organizational review for all ten Magnox sites is continuing in conjunction with the Magnox Optimized Decommissioning Plan ("MODP"), and it is expected to result in an additional reduction in force in excess of 1,000 employees over the next four to five years. The MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. Government's recently announced Comprehensive Spending Review ("CSR").

        During the CSR period through 2015, the MODP includes approximately 12 changes of organization across the ten Magnox sites. As a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 1,000 employees, during the period through 2015 followed by a further reduction of approximately 600 employees in the period from 2016 to 2020. The initial re-combination of the Magnox entities together with reduced support and overhead will result in reductions of approximately 300 employees in the next 12 months followed by further reductions as sites go from generation to defueling, or from defueling to decommissioning.

        The total termination benefit costs included within the MODP over the CSR period to 2015 is approximately £200 million and is expected to be paid over four years. These amounts are estimates and have not yet been recorded.

        During the three month period ended March 31, 2011, we recognized $9.7 million on new employee termination benefits. These benefits are included in cost of revenue in the condensed consolidated statements of operations for our International division. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 24 months.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(17) Employee Termination Benefits (Continued)

        The following is a reconciliation of the beginning and ending liability balances (in thousands):

	March 31, 2011	December 31, 2010
Beginning liability	$36,753	$24,260
Additions	9,697	34,855
Payments	(4,042)	(21,431)
Effect of exchange rate	1,342	(931)

Ending liability	$43,750	$36,753

(18) Commitments and Contingencies

        We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of March 31, 2011, we are not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results and cash flows.

(19) Guarantor and Non-Guarantor Supplemental Financial Information

        The senior notes due 2018 were issued by EnergySolutions, Inc. (The "Parent"), and EnergySolutions, LLC together ("the Issuers"). The senior notes are guaranteed by each of the Parent's current and future domestic subsidiaries that are guarantors under the senior credit facility, other than ZionSolutions LLC, which was established for the purpose of the Company's license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

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

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(19) Guarantor and Non-Guarantor Supplemental Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Three Month Period ended March 31, 2011
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$28,598	$99,326	$404,015	$(9,672)	$522,267
Cost of revenue	—	(20,969)	(88,140)	(376,201)	9,672	(475,638)

Gross profit	—	7,629	11,186	27,814	—	46,629
Selling, general and administrative expenses	—	(17,024)	(7,363)	(9,020)	—	(33,407)
Equity in income of unconsolidated joint ventures	—	—	1,400	—	—	1,400

Operating income (loss)	—	(9,395)	5,223	18,794	—	14,622
Interest expense	—	(14,511)	—	(3,539)		(18,050)
Income from subsidiaries	6,562	30,675	—	—	(37,237)	—
Other, net	—	(207)	15	15,620	—	15,428

Income (loss) before income taxes	6,562	6,562	5,238	30,875	(37,237)	12,000
Benefit from (provision for) income taxes	3,347	—	—	(4,529)	—	(1,182)

Net income (loss)	9,909	6,562	5,238	26,346	(37,237)	10,818
Net income attributable to noncontrolling interests	—	—	—	(909)	—	(909)

Net income (loss) attributable to EnergySolutions	$9,909	$6,562	$5,238	$25,437	$(37,237)	$9,909

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(19) Guarantor and Non-Guarantor Supplemental Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For The Three Month Period ended March 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$29,822	$106,139	$360,704	$(10,775)	$485,890
Cost of revenue	—	(17,872)	(101,949)	(331,673)	10,775	(440,719)

Gross profit	—	11,950	4,190	29,031	—	45,171
Selling, general and administrative expenses	—	(17,750)	(4,856)	(8,173)	—	(30,779)
Equity in income of unconsolidated joint ventures	—	—	2,363	—	—	2,363

Operating income (loss)	—	(5,800)	1,697	20,858	—	16,755
Interest expense	—	(5,881)	(2,795)	(102)	102	(8,676)
Income from subsidiaries	6,461	17,788	—	—	(24,249)	—
Other, net	—	354	4	(429)	(102)	(173)

Income (loss) before income taxes	6,461	6,461	(1,094)	20,327	(24,249)	7,906
Benefit from (provision for) income taxes	(628)	—	—	(1,294)	—	(1,922)

Net income (loss)	5,833	6,461	(1,094)	19,033	(24,249)	5,984
Net income attributable to noncontrolling interests	—	—	—	(151)	—	(151)

Net income (loss) attributable to EnergySolutions	$5,833	$6,461	$(1,094)	$18,882	$(24,249)	$5,833

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(19) Guarantor and Non-Guarantor Supplemental Financial Information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2011
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,233	$69,986	$152,099	$587,421	$(39,996)	$773,743
Property, plant and equipment, net	—	70,111	49,665	1,149	—	120,925
Goodwill	—	138,365	288,639	55,210	—	482,214
Intangibles, net	—	179,996	40,995	59,386	—	280,377
Restricted cash	—	113,716	22,130	200,175	—	336,021
Nuclear decommissioning trust fund	—	—	—	686,575	—	686,575
Deferred costs	—	—	—	616,139	—	616,139
Investment in subsidiaries	249,894	633,518	—	—	(883,412)	—
Intercompany receivable	287,952	—	—	—	(287,952)	—
Other long term assets	—	14,826	9,265	158,396	—	182,487

TOTAL ASSETS	$542,079	$1,220,518	$562,793	$2,364,451	$(1,211,360)	$3,478,481

Liabilities and Stockholders' Equity
Intercompany loan payable		229,622	58,330	—	(287,952)	—
Intercompany payable	—	—	—	30,908	(30,908)	—
Total current liabilities	7,750	72,382	25,192	522,992	(9,088)	619,228
Long-term debt, less current portion	—	638,307	—	195,437	—	833,744
Facility and equipment decontamination and decommissioning liabilities, less current portion	—	29,354	36,208	613,642	—	679,204
Unearned revenue, less current portion	—		—	620,380	—	620,380
Deferred income taxes	42,780	—	—	37,368	—	80,148
Other liabilities, net	—	959	2,494	146,964	—	150,417
Stockholders' equity	491,549	249,894	440,569	192,949	(883,412)	491,549
Net income attributable to noncontrolling interests	—	—	—	3,811	—	3,811

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$542,079	$1,220,518	$562,793	$2,364,451	$(1,211,360)	$3,478,481

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(19) Guarantor and Non-Guarantor Supplemental Financial Information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,770	$75,139	$176,143	$459,863	$(30,307)	$685,608
Property, plant and equipment, net	—	74,343	47,586	719	—	122,648
Goodwill	—	138,365	288,906	53,127	—	480,398
Intangibles, net	—	182,640	43,176	57,684	—	283,500
Restricted cash	—	115,376	23,020	200,012	—	338,408
Nuclear decommissioning trust fund	—	—	—	694,754	—	694,754
Deferred costs	—	—	—	650,270	—	650,270
Investment in subsidiaries	239,622	596,716	—	—	(836,338)	—
Intercompany receivable	277,902	—	—	—	(277,902)	—
Other long term assets	—	15,343	10,697	143,873	—	169,913

TOTAL ASSETS	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

Liabilities and Stockholders' Equity
Intercompany loan payable		209,514	68,388	—	(277,902)	—
Intercompany payable	—	—	—	21,706	(21,706)	—
Total current liabilities	—	78,731	47,476	414,387	(8,601)	531,993
Long-term debt, less current portion	—	639,296	—	195,264	—	834,560
Facility and equipment decontamination and decommissioning liabilities, current portion	—	29,303	36,363	645,753	—	711,419
Unearned revenue, less current portion	—		—	654,643	—	654,643
Deferred income taxes	46,658	—	—	31,298	—	77,956
Other liabilities, net	—	1,455	1,971	132,964	—	136,390
Stockholders' equity	475,636	239,623	435,330	161,385	(836,338)	475,636
Net income attributable to noncontrolling interests	—	—	—	2,902	—	2,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(19) Guarantor and Non-Guarantor Supplemental Financial Information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Three Month Period ended March 31, 2011
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$14,318	$23,711	$5,298	$9,983	$(37,455)	$15,855
Cash flow from investing activities
Purchases of property, plant and equipment	—	(1,405)	(2,214)	(181)	—	(3,800)
Purchases of intangible assets	—	(330)	—	—	—	(330)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(351,410)	—	(351,410)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	352,113	—	352,113
Proceeds from disposition of property, plant and equipment	—	—	82	—	—	82

Net cash provided by (used in) investing activities	—	(1,735)	(2,132)	522	—	(3,345)

Cash flows from financing activities
Repayments of long-term debt	—	(1,400)	—	—	—	(1,400)
Intercompany loan receivable	(7,813)	(2,236)	6,000	—	4,049	—
Intercompany loan payable	—	20,107	(16,058)	—	(4,049)	—
Investment in subsidiary	(10,272)	(36,802)	—	—	47,074	—
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(58)	—	—	—	(58)

Net cash provided by (used in) financing activities	(18,028)	(20,389)	(10,058)	—	47,074	(1,401)

Effect of exchange rate on cash	3,710	3,710	718	(246)	(9,619)	(1,727)

Net increase in cash and cash equivalents	—	5,297	(6,174)	10,259	—	9,382
Cash and cash equivalents, beginning of period	—	18,587	11,048	30,557	—	60,192

Cash and cash equivalents, end of period	$—	$23,884	$4,874	$40,816	$—	$69,574

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(19) Guarantor and Non-Guarantor Supplemental Financial Information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Three Month Period ended March 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$8,530	$25,567	$(23,943)	$28,370	$678	$39,202
Cash flow from investing activities
Purchases of property, plant and equipment	—	(1,653)	(373)	(1)	—	(2,027)

Net cash used in investing activities	—	(1,653)	(373)	(1)	—	(2,027)

Cash flows from financing activities
Net borrowings under revolving credit facility	—	1,000	—	—	—	1,000
Intercompany loan receivable	519	(2,447)	23,620	—	(21,692)	—
Intercompany loan payable	—	2,933	—	—	(2,933)	—
Investment in subsidiary	4,815	(10,879)	—	—	6,064	—
Dividend distributions to stockholders	(2,213)	—	—	—	—	(2,213)
Distributions to noncontrolling interests partners	—	—	—	(296)	—	(296)
Minimum tax withholding on restricted stock awards	(375)	—	—	—	—	(375)
Settlement of interest rate derivative contracts	—	(551)	—	—	—	(551)
Repayments of capital lease obligations	—	(225)	—	—	—	(225)
Deferred financing costs	—	(2,493)	—	—	—	(2,493)

Net cash provided by (used in) financing activities	2,746	(12,662)	23,620	(296)	(18,561)	(5,153)

Effect of exchange rate on cash	(11,276)	(11,277)	—	1,618	17,883	(3,052)

Net increase in cash and cash equivalents	—	(25)	(696)	29,691	—	28,970
Cash and cash equivalents, beginning of period	—	1,606	2,892	11,415	—	15,913

Cash and cash equivalents, end of period	$—	$1,581	$2,196	$41,106	$—	$44,883

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Cautionary Statement Regarding Forward-Looking Statements

        Certain statements made herein, including statements regarding our projected revenue, expenses, income and the implementation of strategic initiatives and the risks associated therewith are forward-looking in nature. These forward-looking statements reflect the current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, our actual results may differ materially from our expectations or projections.

        While most risks affect only future revenue or expenses, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings.

        Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K filed March 31, 2011 and this report under "Item 1A—Risk Factors." Our SEC filings are available publicly on the SEC's website at www.sec.gov, on EnergySolutions' website at www.energysolutions.com or upon request from EnergySolutions' Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We are a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, logistics, transportation, processing and disposal services. We derive almost 100% of our revenue from the provision of nuclear services.

        We provide our services through two customer groups: the Government Group and the Global Commercial Group. Within the Global Commercial Group, we provide services through three operating business divisions: Commercial Services, Logistics, Processing and Disposal ("LP&D") and International. Our Government Group provides services to United States ("U.S.") government customers for the management and operation, and/or clean-up of facilities with radioactive materials. Our Government Group customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and the U.S. Department of Defense ("DOD"). Our Commercial Services operations provide a broad range of on-site services, including D&D services, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials. Our LP&D operations provide a broad range of logistics, transportation, processing and disposal services to both government and commercial customers. Our LP&D division also operates our facilities for the processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. Our International operations derive revenue primarily through contracts with the

Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Results of Operations

        The following table shows certain items from our income statements for the three month period ended March 31, 2011 and 2010 (in thousands):

	Three Month Period ended March 31,
	2011	2010
Revenue:
Government Group	$79,350	$88,626
Global Commercial Group
Commercial Services Operations	46,537	20,240
LP&D Operations	54,266	51,807
International Operations	342,114	325,217

Total revenue	522,267	485,890
Cost of revenue:
Government Group	(73,242)	(81,872)
Global Commercial Group
Commercial Services Operations	(44,094)	(16,869)
LP&D Operations	(42,464)	(39,740)
International Operations	(315,838)	(302,238)

Total cost of revenue	(475,638)	(440,719)
Gross profit:
Government Group	6,108	6,754
Global Commercial Group
Commercial Services Operations	2,443	3,371
LP&D Operations	11,802	12,067
International Operations	26,276	22,979

Total gross profit	46,629	45,171
Group selling, general and administrative expenses:
Government Group	(4,186)	(2,988)
Global Commercial Group	(11,156)	(9,608)

Total group selling, general and administrative expenses(2)	(15,342)	(12,596)
Group operating income:
Government Group	1,922	3,766
Global Commercial Group	29,365	28,809

Total group operating income	31,287	32,575
Corporate selling, general and administrative expenses(2)	(18,065)	(18,183)
Equity in income of unconsolidated joint ventures(1)	1,400	2,363

Total income from operations	14,622	16,755
Interest expense	(18,050)	(8,676)
Other income (expense), net	15,428	(173)

Income before income taxes and noncontrolling interests	12,000	7,906
Income tax expense	(1,182)	(1,922)

Net income	10,818	5,984
Less: Net income attributable to noncontrolling interests	(909)	(151)

Net income attributable to EnergySolutions	$9,909	$5,833

(1)
Amounts attributable to the Government Group.

(2)
Together, group and corporate selling, general and administrative expenses represent total Company's SG&A as reported in the accompanying condensed consolidated statement of operations. As such, both amounts are needed to compute total consolidated income from operations for the three month periods ended March 31, 2011 and 2010.

Three Month Period ended March 31, 2011 Compared to Three Month Period ended March 31, 2010

Government Group

        Revenue and cost of revenue in our Government Group decreased $9.3 million and $8.6 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, primarily as a result of the completion of certain large contracts during the first quarter of 2010, as well as to decreased funding received during the first quarter of 2011 from the American Recovery and Reinvestment Act ("ARRA"). Gross profit decreased $0.6 million while gross margin increased to 7.7% for the three month period ended March 31, 2011 from 7.6% for the three month period ended March 31, 2010, primarily due to increased business activity levels on higher margin contracts.

        Revenue and cost of revenue from our supporting demolition and disposition activities at the DOE Oak Ridge Reservation's East Tennessee Technology Park's Building K-33, increased $1.2 million and $0.4 million, respectively, for the three month period ended March 31, 2011 compared to those of the quarter ended March 31, 2010, primarily due to the award of the contract during the second quarter of 2010. As a result, gross profit increased $0.8 million for the three month period ended March 31, 2011 compared to the quarter ended March 31, 2010.

        Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture increased $3.2 million and $2.8 million, respectively, for the three month period ended March 31, 2011 compared to the quarter ended March 31, 2010, due to completion of the hot functional testing phase of the project during the year. As a result, gross profit increased $0.4 million for the three month period ended March 31, 2011 compared to the quarter ended March 31, 2010.

        These increases were partially offset by decreased revenue and cost of revenue of $2.8 million and $2.2 million, respectively, from our Isotek Systems joint venture for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, primarily as a result of decreased design activity work. The Isotek contract allows for the reimbursement of costs plus a fee. Gross profit, representing the fee less unallowable costs, decreased $0.6 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

        Revenue and cost of revenue for our environmental remediation and waste management activities at the DOE Paducah Gaseous Diffusion Plant in Paducah, Kentucky decreased $3.6 million and $2.9 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due to completion of the contract in July 2010. As a result, gross profit decreased $0.7 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

        Revenue and cost of revenue from our Savannah River Remediation Liquids contract, at the Hanford site decreased $0.6 million and $0.1 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, primarily due to construction overruns incurred during 2011. As a result, gross profit increased $0.5 million during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

        Revenue and cost of revenue related to engineering and technology projects within the Government Group decreased $4.1 million and $3.8 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 primarily due to the wrap up of technical and testing support activities at the DOE Waste Treatment Plant in Richland, Washington, and to increased costs due to schedule delays on other projects. As a result, gross profit decreased $0.3 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

Global Commercial Group

Commercial Services Operations

        Revenue and cost of revenue from our Commercial Services operations increased $26.3 million and $27.2 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to the ramp up of our decommissioning work at the Zion Station. Gross profit decreased $0.9 million and gross margin decreased to 5.2% for the three month period ended March 31, 2011 from 16.7% for the three month period ended March 31, 2010, due primarily to the relatively lower profitability of the major projects performed during the period.

        Revenue and cost of revenue related to the decommissioning of the Zion Station nuclear power plant totaled $29.7 million and $31.0 million, respectively, for the three month period ended March 31, 2011. The decommissioning effort on this project commenced in September 2010. A gross loss in the amount of $1.3 million was incurred for the three month period ended March 31, 2011 primarily as a result of the impact of accretion expense recorded for the related ARO exceeding the ARO settlement gain, both of which are recorded in cost of revenue.

        Revenue and cost of revenue from our Commercial Products operations increased $1.7 million and $2.2 million, respectively, for the for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, primarily due to increased demand for liners, equipment and engineering services during 2011. However, gross profit decreased $0.5 million for the three month period ended March 31, 2011 due to higher overhead costs recorded due to excess capacity. These increases were partially offset, by decreased revenue and cost of revenue related to our large component utility operations of $2.4 million and $1.5 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to the substantial completion of work on three large-scale projects during 2010. As a result, gross profit decreased $0.9 million for the three month period ended March 31, 2011.

        Revenue and cost of revenue from our commercial decommissioning services decreased $2.4 million and $3.0 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to the completion of the Federated Metals project during 2010, partially offset by a slight increase in revenue from our operations at Pearl Harbor. As a result, gross profit increased $0.6 million for the three month period ended March 31, 2011.

        Revenue and cost of revenue from our technology engineering services operations decreased $0.5 million and $1.2 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to design and subcontractor costs overruns incurred during 2010 on two major fixed-priced contracts. As a result, gross profit for the three month period ended March 31, 2011 increased $0.7 million.

LP&D Operations

        Revenue from our LP&D operations increased $2.5 million or 4.7% to $54.2 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to higher receipts of materials for processing at our Bear Creek facility, and to increased transportation services during 2011, partially offset by decreased volumes of waste disposal receipts. Gross profit decreased $0.3 million and gross margin decreased to 21.6% for the three month period ended March 31, 2011 from 23.3% for the three month period ended March 31, 2010, primarily as a result of lower waste disposal receipts during 2011.

        Revenue and cost of revenue related to our disposal facilities decreased $4.0 million and $0.1 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding and lower decommissioning work. The majority of costs at our disposal facilities are fixed, resulting in a disproportionate increase in cost of revenue as a percentage of revenue. As a result, gross profit decreased $3.9 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

        Revenue and cost of revenue from our processing facilities increased $5.3 million and $3.4 million, respectively, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to increased receipts of materials for incineration during 2011, and to additional processing of backlog caused by the temporary outage of operations in February 2010 as a result of an onsite accident at our Bear Creek facility. As a result, gross profit increased $1.9 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

        Revenue from our logistics operations increased $1.1 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, primarily due to increased shipping activity on major contracts. Cost of revenue related to our logistics operations decreased $0.6 million, for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due to a decrease in subcontractor costs during 2010. As a result, gross profit increased $1.7 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

International Operations

        Revenue from our International operations increased $16.9 million or 5.2% for the three month period ended March 31, 2011 compared to the same period in 2010, due primarily to the timing in the recognition of generation, efficiency and cost savings fees in our operations in the U.K., and to increased design and construction activities in our operations in Asia. Of the $16.9 million increase in revenue, $8.1 million is related to fluctuations in pound sterling exchange rates during three month period ended March 31, 2011 compared to the same period in 2010.

        Cost of revenue in our International operations increased $13.6 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, due primarily to increased decommissioning and cleanup activities at certain of our Magnox sites, and to the ramp up of work at our projects in Asia. Of the $13.6 million increase in cost of revenue, $7.6 million related to an increase in the pound sterling exchange rates during three month period ended March 31, 2011 compared to the same period in 2010.

        As a result, gross profit in our International operations increased $3.3 million for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010. Gross margin in our International operations was 7.7% for the three month period ended March 31, 2011 compared to 7.1% for the same period in 2010.

Group selling, general and administrative expenses

        Group selling, general and administrative ("SG&A") expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and for administrative overhead. For the three month period ended March 31, 2011, Group SG&A expenses increased $2.7 million or 21.7% from $12.6 million for the three month period ended March 31, 2010. This increase was due primarily to higher bid and proposal costs incurred during 2011. Group SG&A expenses, as a percentage of revenue, increased 0.3% for the three month period ended March 31, 2011 compared to the same period in 2010.

Corporate selling, general and administrative expenses

        Corporate SG&A expenses reflect costs associated with supporting the entire Company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support the Company. Corporate SG&A expenses decreased $0.1 million, or 0.7%, to $18.1 million for the three month period ended March 31, 2011 from $18.2 million for the three month period ended March 31, 2010. Corporate SG&A expenses, as a percentage of revenue, decreased 0.3% for the three month period ended March 31, 2011 compared to the same period in 2010.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures decreased $1.0 million, or 40.8%, to $1.4 million for the three month period ended March 31, 2011, from $2.4 million for the three month period ended March 31, 2010. The decrease was attributable primarily to a $0.7 million decrease from our proportional share of income from our LATA/Parallax Portsmouth LLC joint venture, and to a $0.3 million decrease in our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site.

Interest expense

        Interest expense increased $9.4 million to $18.1 million for the three month period ended March 31, 2011 from $8.7 million for the three month period ended March 31, 2010. The increase was due primarily to increased outstanding borrowings for the period, increased variable interest rates on our term loans from 4.03% at March 31, 2010 to 6.25% at March 31, 2011. In addition, the Company issued $300 million of senior unsecured notes with an interest rate of 10.75% during the third quarter of 2010.

Other income (expense), net

        Other income (expense), net, increased $15.6 million to $15.4 million for the three month period ended March 31, 2011 from an expense of $0.2 million for the three month period ended March 31, 2010. The increase was primarily attributable to a $15.7 million net increase in investment income earned on our investments on the nuclear decommissioning trust ("NDT") fund for the three month period ended March 31, 2011. We had no comparable NDT increase or decrease in the three month period ended March 31, 2010 since the Zion Station transaction closed in the third quarter of 2010.

Income taxes

        We recognized income tax expense of $1.2 million and $1.9 million for the three month period ended March 31, 2011 and 2010, respectively, based on an estimated annual effective tax rates on our consolidated operations of 10.7% and 24.8%, respectively, which are lower than the U.S. statutory rate of 35% primarily as a result of lower tax on income in foreign jurisdictions, and to the tax benefit of domestic and foreign research and development credits, as well as to the recognition of certain unrecognized tax benefits. During the three month period ended March 31, 2011, the Company finalized multiple year examinations by US Federal taxing authorities. The results of these examinations included a reduction to certain net operating loss carry-forward deferred tax assets of approximately $3.0 million, and various other adjustments with a combined impact of approximately $0.3 million. These adjustments were estimated and included in prior period financial statements. The additional impact on the current quarter, resulting from the finalization of these examinations, was the recording of non-cash tax benefits of approximately $2.4 million related to the reversal of certain tax reserves.

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. As of March 31, 2011, our principal sources of liquidity consisted of $69.6 million of cash and cash equivalents, and $89.1 million of availability under our $105 million revolving portion of our senior secured credit facility, which is net of $15.9 million in outstanding letters of credit. As of March 31, 2011, we had no outstanding borrowings under our revolving line of credit.

        During the three month period ended March 31, 2011, our cash and cash equivalents increased $9.4 million to $69.6 million compared to a $29.0 million increase in cash and cash equivalents for the three month period ended March 31, 2010. During the three month period ended March 31, 2011, we generated $15.9 million in cash from operating activities, which included net income of $10.8 million, and significant non-cash expenses including depreciation, amortization and accretion expenses of $20.2 million, equity-based compensation expense of $2.2 million, and deferred income taxes of approximately $2.7 million. We also had realized and unrealized gains on our NDT fund of $15.7 million. Cash flows from operating activities were also provided from increases of $37.4 million in accounts payable, $20.1 million increase due to payments received from the NDT fund for work performed in the Zion Station project, and $35.8 million in accrued expenses and other current liabilities due primarily to the timing of payments to vendors of Magnox contracts in the U.K. Cash from operating activities was reduced due to decreases of $30.4 million in unearned revenue, $37.3 million in AROs, and to a $64.4 million net decrease in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts due primarily to the collection of funds from customers.

        We used $3.3 million of cash in investing activities during the three month period ended March 31, 2011. We invested $3.8 million for purchases of machinery and transportation equipment to support our disposal and logistics operations at our facilities. Cash from investing activities were also generated by sales of NDT fund investments of approximately $352.1 million of which $351.4 million was reinvested during the period. Investment income and realized earnings on the NDT fund are a source of working capital which will fund a portion of the decommissioning work we will perform at the Zion Station. We actively invest in securities to provide our target returns on the NDT trust assets to satisfy current and future decommissioning costs associated with the Zion Station ARO.

        Our financing activities used $1.4 million in cash for the three month period ended March 31, 2011, due to repayment of long term debt under the senior secured credit facility. Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures. Although we have no specific plans to do so at this time, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance those acquisitions.

        In August 2010, we refinanced our existing debt with borrowings under a new senior secured credit facility and with the proceeds of an offering of $300.0 million in aggregate principal amount of senior unsecured notes due 2018. The new senior secured facility includes a term loan and a revolving credit facility. A portion of the proceeds of the term loan are held in a restricted cash account to provide for cash-collateralized letters of credit.

        The senior unsecured notes were sold in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") and to non-U.S. persons outside the U.S. under Regulation S of the Securities Act. The senior notes are more fully described below.

        We will incur substantial costs associated with the D&D activities for the Zion project; however we expect that the NDT fund will have sufficient assets to reimburse us for the cost of the work we perform at the Zion Station. However, in the event that we do not comply with the contractual requirements included in the Exelon agreements, we may become subject to additional financial requirements. These additional financial requirements may take the form of not being able to withdraw from the NDT fund for work performed, funding the work on the project through our own cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon.

        We had accumulated benefit obligations related to our pension plans of $3.1 billion as of December 31, 2010. See Note 18 to our audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 31, 2011, for a more detailed discussion. Approximately 99% of that obligation relates to the Magnox North and Magnox South pension plans (the "Magnox Plans"). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox Plans. We are required to fund the plan related to our employees of EnergySolutions EU Limited, a wholly owned subsidiary in the U.K. The plan is currently funded by contributions from us and the employees. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We made no contributions to the Magnox Plans during the quarter ended March 31, 2011.

Capital Expenditures

        We made capital expenditures of $3.8 million and $2.0 million for the three month periods ended March 31, 2011 and 2010, respectively. The $1.8 million increase in capital expenditures was attributable primarily to the purchase of machinery and transportation equipment for our disposal facilities and logistic operations during the first quarter of 2011. During the first quarter of 2010, we invested in several significant capital improvements at our disposal facilities and purchase equipment required for the Atlas mill tailings contract.

Senior Credit Facilities and Senior Notes

        Our outstanding long-term debt consisted of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Term loan facilities due through 2016(1)	$555,800	$557,200
Term loan unamortized discount	(12,727)	(13,231)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,727)	(3,809)
Revolving credit facility	—	—

Total debt	839,346	840,160
Less: current portion	(5,600)	(5,600)

Total long-term debt	$833,746	$834,560

(1)
As of March 31, 2011 and December 31, 2010, the variable interest rate on borrowings under our senior secured credit facility was 6.25%.

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the "Term

Loan") in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the "Revolving Credit Facility") with availability of $105 million, of which $15.9 million was used to fund letters of credit issued as of March 31, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees; in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under the former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under the former credit agreements and provide credit support for obligations acquired under the Exelon agreements. As of March 31, 2011, borrowings of $310.2 million under the term loan in the senior secured credit facility are held in a restricted cash account as collateral for the Company's reimbursement obligations with respect to letters of credit.

        On August 13, 2010, we also completed a private offering of $300.0 million 10.75% Senior Notes at a discount rate of 1.3%. The senior notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and to all future subordinated debt.

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

        As of March 31, 2011, we had mandatory principal repayments based on our excess cash flow and scheduled repayments of $5.6 million due within the next 12 months. We made principal repayments totaling $1.4 million during the three month period ended March 31, 2011 and made no principal repayments during the three month period ended March 31, 2010. We made cash interest payments of $25.5 million and $7.1 million, for the three month period ended March 31, 2011 and 2010, respectively. In addition, we paid fees to the lenders of approximately $2.5 million during the first quarter of 2010, to obtain amendments on our former credit facility agreements, which were written off during the third quarter of 2010. No fees have been paid during the current year.

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.5 for quarter ending March 31, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended March 31, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2011, our total leverage and cash interest coverage ratios were 2.65 and 3.67, respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2010 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2011 were $3.8 million. As of March 31, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

        The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company's domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such a pledge.

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

        In connection with the sale of the senior notes, we entered into a registration rights agreement, dated August 13, 2010 (the "Registration Rights Agreement"), with the representative of the initial purchasers of the senior notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the senior notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the senior notes if the exchange offer is not consummated within the required time period stated in the Registration Rights Agreement. We have delayed the filing of the registration statement and since February 14, 2011, and we have been incurring an interest penalty in the amount of 0.25 basis points.

        The senior notes have not been registered under the Securities Act, and unless so registered, may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

Exelon Agreement

        In September 2010, we entered into an arrangement, through our wholly-owned subsidiary ZionSolutions, LLC ("ZionSolutions") with Exelon Corporation ("Exelon") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including all assets held in its NDT fund. In consideration for Exelon's transfer of those assets, ZionSolutions agreed to assume certain decommissioning and other liabilities associated with the Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule, and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The NRC approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions.

        To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200.0 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC's regulations.

        We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we are required to maintain a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If the Company exhausts its resources and ability to complete the D&D activities, and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) is then entitled to draw on the funds associated with the letter of credit. Under the terms of the Company's financing arrangements, the Company obtained restricted cash and took on a liability for the letter of credit facility.

Off Balance Sheet Arrangements

        As of March 31, 2011, we have routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

        As of March 31, 2011, we had outstanding floating-rate term loans of $555.8 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior unsecured notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of March 31, 2011, which is 54.0% of our total outstanding term loans, we were not required to enter into new hedge agreements.

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of March 31, 2011, we had $326.2 million in letters of credit issued under our senior secured credit facility. As of March 31, 2011, we had $3.0 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of March 31, 2011, the closure and post-closure state regulatory requirements for our facilities were $142.6 million, which amount is not determined on the same basis as the ARO, or calculated under authoritative accounting guidance for AROs.

Critical Accounting Policies

        This management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 31, 2011.

Accounting for the Exelon Transaction

        In December 2007, we entered into certain agreements with Exelon to decommission the Zion Station, including a planning contract under which we were engaged to perform certain preparatory services, with payment contingent upon closing of an asset sale agreement. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statements of operations, with $5.1 million in revenue being deferred over the period of D&D work.

        On the date of the closing of the asset sale agreement, the trust fund investments previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investments returns arising therein, remains restricted solely for that purpose. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the income statement as other income (expense), net. As part of this transaction, we have assumed Exelon's cost basis in the investments, for tax purposes. To the extent that the trust fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

        As the trust fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

        In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the asset retirement obligations for the plant, and we have established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus a profit margin, and recognition of the ARO gain as the obligation is settled. The ARO gain results from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed we recognize a gain if actual costs are less than the estimated costs plus the third-party profit. Accretion expense and the ARO gain are recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is also recorded to cost of revenue in the statement of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk relates to changing interest rates. As of March 31, 2011, we had outstanding variable rate long-term debt of $555.8 million, of which $5.6 million is currently due within the next year. Under the terms of our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of March 31, 2011, which is 54.0% of our total outstanding term loans, we were not required to enter into new hedge agreements.

        A hypothetical interest rate change of 1% on the term loan portion of our senior secured credit facility would have changed interest expense for the year by approximately $5.6 million. However, the variable interest rate applicable to our term loan, allows for a 1.75% interest rate floor, in which case a 1% hypothetical change in interest rates due to market conditions would not have had an impact on our annual interest expense. In addition, changes in market interest rates would impact the fair value of our long-term obligations. As of March 31, 2011, we had outstanding term loans with carrying amounts of $555.8 million with an approximate fair value of $557.6 million.

        We have foreign currency exposure related to our operations in the U.K. as well as to other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling, and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2011 would cause a change in consolidated net assets of approximately $16.7 million and a change in gross profit of approximately $2.6 million, primarily due to pound sterling-denominated exposures.

        We maintain a NDT fund to fund the decommissioning of the Zion Station nuclear plant. Our NDT fund is reflected at fair value on our condensed consolidated balance sheets. As of March 31, 2011, we had outstanding net investments with unamortized cost basis of $777.1 million with an approximate fair value of $800.0 million. The mix of securities in the NDT fund is designed to provide returns to be used to fund Zion Station D&D work and to compensate us for inflationary increases in D&D costs. However, the equity securities in the NDT fund are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 25 basis points would have changed the fair value of the NDT fund investments by approximately $9.4 million.

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

Changes in Internal Control Over Financial Reporting

        During the first quarter of 2010, we implemented an enterprise resource planning ("ERP") system in our U.S. operations. During 2011, we will continue to enhance the ERP system and we will continue to improve and enhance our system of internal control over financial reporting. Our current system of internal control over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

        There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

Item 1.    Legal Proceedings.

        Except as set forth below, there have been no material developments to the legal proceedings disclosed under Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

        On March 31, 2011, the Company filed suit against Ingen VK, LLC and Bryan Melchior in the Third Judicial District of the State of Utah. In the complaint, the Company sought for "declaratory judgment" determining that a certain agreement between Ingen VK and the Company (the "Ingen Contract") is terminated and/or invalid. The Company also sought related damages and other remedies. Bryan Melchior, a former employee of the Company, negotiated the Ingen Contract on behalf of the Company and is now affiliated with Ingen VK. The complaint alleges that Bryan Melchior engaged in self-dealing and deception when he negotiated the Ingen Contract as an employee of the Company. On April 20, 2011, Ingen VK, Bryan Melchior, Paul Vankomen (a principal of Ingen VK) and BCM Ventures Inc. answered the complaint and filed counterclaims against the Company alleging breach of contract, tortuous interference, violation of state antitrust laws and other causes of action. The Company believes the counterclaims are without merit and intends to vigorously defend the counterclaims.

Item 1A.    Risk Factors.

        There have been no material changes to the risk factors disclosed under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a. (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a. (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2011.

ENERGYSOLUTIONS, INC.
By:	/s/ WILLIAM R. BENZ William R. Benz Executive Vice President and Chief Financial Officer