Form 10-K/A
period 2010-12-31
EnergySolutions, Inc.
filed 2011-05-17
CIK 1393744

Use these links to rapidly review the document
ENERGY SOLUTIONS , INC. ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 31, 2010
TABLE OF CONTENTS2
TABLE OF CONTENTS3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

        EnergySolutions Inc., (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2011 (the "Original Filing"). This Amendment is filed for the purposes of including the unaudited financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture of the Company as of and for the years ended December 31, 2009 and 2008 and the notes to those financial statements thereto, together as part of this report in order to comply with Rule 3-09 of Regulation S-X; and to correct typographical errors in the following sections: Item 6. Selected Financial Data, Condensed Consolidated Balance Sheet as of September 30, 2010 as restated (total current assets), Condensed Consolidated Statement of Operations for the three months ended September 30, 2010 as restated (net income (loss)); Item 15 Financial Statements, Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 2010 (total equity based compensation); Note 5, Joint Ventures (noncontrolling interest income for the year ended December 31, 2010); and Note 22 Guarantor and Non-Guarantor Supplemental Financial information. No disclosures were materially changed as a result of the typographical corrections.

        For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with applicable changes. This Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update any other disclosures as presented in the Original Filing. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

CONDENSED CONSOLIDATED BALANCE SHEET For the Nine Months Ended September 30, 2010 (in thousands)
	As Reported	Adjustment	As Restated
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts(1)	$119,133	$(6,076)	$113,057
Income tax receivable(2)	6,625	(6,095)	530
Other current assets(3)	9,575	95,848	105,423
Total current assets	591,149	83,678	674,827
Other noncurrent assets(3)	153,892	667,917	821,809
Total assets	$2,717,786	$751,594	$3,469,380
Liabilities and Stockholders' Equity
Accrued expenses and other current liabilities(4)	$209,957	$(1,700)	$208,257
Facility and equipment decontamination and decommissioning liabilities(5)	87,957	7,505	95,462
Deferred income taxes(2)	3,792	(1,364)	2,427
Unearned revenue(6)	25,712	96,357	122,069
Total current liabilities	438,828	100,798	541,960
Facility and equipment decontamination and decommissioning liabilities(5)	685,763	47,563	733,326
Deferred income taxes(2)	51,469	37,355	88,824
Unearned revenue(6)	—	672,417	672,417
Other noncurrent liabilities(7)	124,218	(121,227)	2,991
Accumulated deficit for the current period(8)	(18,854)	14,688	(4,166)
Total liabilities and stockholders' equity	$2,717,786	$751,594	$3,469,380

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

  (8)
  Net impact of the adjustments to the statement of operations.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2010 (in thousands)
	As Reported	Adjustment	As Restated
Revenue(1)	$419,353	(1,697)	$417,656
Cost of Revenue(2)	(363,600)	(5,054)	(368,654)
Gross profit	55,753	(6,751)	49,002
Selling, general and administrative expenses(3)	(38,195)	276	(37,919)
Income from operations	21,510	(6,475)	15,035
Other income (expense)(4)	1,025	28,898	29,923
Income (loss) before tax and noncontrolling interests	(11,296)	22,423	11,127
Income tax expense(5)	(8,319)	(7,734)	(16,053)
Net income (loss)	(19,615)	14,689	(4,926)
Net income (loss) per share
Basic	(0.23)	0.17	(0.06)
Diluted	(0.23)	0.17	(0.06)
Number of shares used in per share calculations:
Basic	88,582	88,582	88,582
Diluted	88,582	88,582	88,582

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2010 (in thousands)
	As Reported	Adjustment	As Restated
Revenue(1)	$1,303,582	(1,697)	$1,301,885
Cost of Revenue(2)	(1,160,567)	(5,054)	(1,165,621)
Gross profit	143,015	(6,751)	136,264
Selling, general and administrative expenses(3)	(97,342)	276	(97,066)
Income from operations	20,838	(6,475)	14,363
Other income (expense)(4)	2,045	28,898	30,943
Income (loss) before tax and noncontrolling interests	(29,491)	22,423	(7,068)
Income tax expense(5)	(12,344)	(7,734)	(20,078)
Net income (loss)	(41,835)	14,689	(27,146)
Net income (loss) per share
Basic	(0.49)	0.17	(0.32)
Diluted	(0.49)	0.17	(0.32)
Number of shares used in per share calculations:
Basic	88,504	88,504	88,504
Diluted	88,504	88,504	88,504

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

  •
  Equity-based compensation expense.  We account for equity-based compensation payments, including grants to employees, based on the fair values of the equity instruments issued. As of December 31, 2010, we have options to purchase an aggregate of 6.6 million shares of common stock and we have 709,899 unvested restricted shares of our common stock outstanding. We recognized compensation expense of $10.3 million, $14.6 million, $9.2 million in 2010, 2009 and 2008, respectively, and expect to record compensation expense of $10.0 million in 2011 as a result of these outstanding options and unvested restricted shares. During 2011, we expect to grant additional stock options and restricted stock awards.

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

Corporate selling, general and administrative expenses

        Corporate selling, general and administrative expenses increased $1.5 million or 2.0% to $76.8 million for the year ended December 31, 2010 from $75.3 million for the year ended December 31, 2009. This increase was primarily attributable to a $2.2 million increase in tax contingency losses, $2.0 million increase in legal costs, and $0.4 million related to separation agreements of former employees, recorded for the year ended December 31, 2010, offset by $2.6 million decrease in equity-based compensation expense of which $1.8 million resulted from a modification in the vesting terms of stock option and restricted stock grants of a former executive in 2009, and $0.5 million decrease in various other general costs. As a percentage of revenue, corporate SG&A expenses decreased 0.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

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

Cash flow from investing activities

        We used $34.3 million of cash for investing activities during the year. Of this amount we used $17.0 million for capital expenditures related to capitalizable implementation costs for a new enterprise resource planning system (Oracle EBS R12) and purchased equipment and capital improvements to support our operations at our facilities. We also purchased investments of approximately $722.5 million and sold investments of approximately $706.2 million from the NDT fund. We invest in securities actively to provide our target returns on the NDT trust to satisfy current and future decommissioning costs associated with the Zion Station ARO.

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

  2.
  Financial Statements. Financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the year ended December 31, 2010 and the notes thereto, together with the report of their independent auditor on those financial statements, are hereby filed as part of this report beginning on page F-63.

  3.
  Financial Statements. Unaudited financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the years ended December 31, 2009 and 2008 and the notes thereto, are hereby filed as part of this report beginning on page F-70.

  4.
  Financial Statement Schedules and Other. All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

  5.
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
Year Ended December 31, 2010
(Audited)
Independent Auditors' Report	F-64
Financial Statements
Balance Sheet	F-65
Statement of Operations and Members' Capital	F-66
Statement of Cash Flows	F-67
Notes to Financial Statements	F-68

Years Ended December 31, 2009 and 2008

(Unaudited)

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

EnergySolutions, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2010, 2009 and 2008

(in thousands of dollars, except per share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Capital Deficiency)
			Additional Paid-in Capital			Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2007	88,305,500	$883	$471,075	$(1,429)	$(65,206)	$68	$405,391
Net income	—	—	—	—	45,181	1,333	46,514
Capital contribution	—	—	10,000	—	—	—	10,000
Dividend distributions	—	—	(8,831)	—	(9)	—	(8,840)
Equity-based compensation	—	—	9,844	—	—	—	9,844
Reversal of shares issued to charitable organization	(2,000)	—	(46)	—	—	—	(46)
Vesting of restricted stock	2,174	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(850)	(850)
Impact of consolidation of joint venture	—	—	—	—	—	482	482
Change in unrecognized actuarial loss	—	—	—	(1,123)	—	—	(1,123)
Foreign currency translation	—	—	—	7,447	—	—	7,447

Balance at December 31, 2008	88,305,674	883	482,042	4,895	(20,034)	1,033	468,819
Net income	—	—	—	—	50,832	1,131	51,963
Dividend distributions	—	—	(4,415)	—	(4,417)	9	(8,823)
Equity-based compensation	—	—	14,915	—	—	—	14,915
Vesting of restricted stock	55,930	1	(1)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,056)	(1,056)
Change in unrecognized actuarial loss	—	—	—	250	—	—	250
Foreign currency translation	—	—	—	(25,906)	—	—	(25,906)

Balance at December 31, 2009	88,361,604	884	492,541	(20,761)	26,381	1,117	500,162
Net loss	—	—	—	—	(22,001)	2,081	(19,920)
Dividend distributions	—	—	(4,426)	—	(2,212)	—	(6,638)
Equity-based compensation	—	—	10,308	—	—	—	10,308
Stock issued due to option exercise	8,400	—	47	—	—	—	47
Vesting of restricted stock	359,666	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(61,827)	—	(375)	—	—	—	(375)
Distributions to noncontrolling interests	—	—	—	—	—	(296)	(296)
Change in unrecognized actuarial loss	—	—	—	(176)	—	—	(176)
Foreign currency translation	—	—	—	(4,574)	—	—	(4,574)

Balance at December 31, 2010	88,667,843	$887	$498,092	$(25,511)	$2,168	$2,902	$478,538

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

Noncontrolling interest

        Effective November 1, 2007, we obtained majority voting rights for one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from November 1, 2007. Additionally, effective March 14, 2008, we obtained majority voting rights for another one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. Assets from our consolidated joint ventures can

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(5) Joint Ventures (Continued)

only be used to settle their own obligations. Additionally, The Company's assets cannot be used to settle the joint ventures obligations because these minority owned joint ventures do not have recourse to the general credit of the Company.

        We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors' share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $1.1 million and $1.3 million, respectively. Distributions to noncontrolling interest shareholders were $0.3 million, $1.1 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

(7) Goodwill

        As of December 31, 2010 and 2009, we had recorded $480.4 million and $516.8 million of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(7) Goodwill (Continued)

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

        Prior to the goodwill impairment charge, the federal services reporting unit had goodwill of $143.5 million. As a result of our impairment test, we recorded a $35.0 million non-cash goodwill impairment charge during the second quarter of 2010. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth. The significant factors that we considered in determining the fair value of our federal services reporting unit included the future impact of contracts currently in place, the existence of renewal options on existing contracts, follow-on contracts related to existing contracts, outstanding proposals with federal services customers, known future requests for proposals and expected long term growth in the federal services business that

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(7) Goodwill (Continued)

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

        The $7.7 million and $2.6 million increase in the ARO estimate for the years ended December 31, 2010 and 2009, respectively, is primarily due to the increased cost to remove spent fuel from the Zion Station plant in 2010 and increased RS Means rates for labor and equipment in both years.

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

        The following table presents segment information as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	As of and for the Year Ended December 31, 2010
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(5)	$343,063	$128,817	$265,739	$1,014,423	$—	$1,752,042
Income (loss) from operations(2)	(6,789)	3,896	89,666	34,154	(76,815)	44,112
Depreciation, amortization and accretion expense	3,513	9,618	22,706	7,451	11,158	54,446
Goodwill	106,594	90,129	233,232	50,443	—	480,398
Other long-lived assets(3)	29,388	21,134	276,960	58,246	20,421	406,149
Purchases of property, plant and equipment	298	2,307	10,423	133	3,873	17,034
Total assets(4)	247,027	1,899,669	622,225	443,752	212,826	3,425,499

	As of and for the Year Ended December 31, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(5)	$304,634	$87,305	$244,217	$987,737	$—	$1,623,893
Income (loss) from operations(2)	30,299	15,708	84,067	43,121	(75,280)	97,915
Depreciation, amortization and accretion expense	1,930	1,623	24,218	6,946	13,060	47,777
Goodwill	141,593	90,129	233,193	51,934	—	516,849
Other long-lived assets(3)	35,134	19,792	279,850	68,054	30,069	432,899
Purchases of property, plant and equipment	4,226	2,134	7,990	206	9,833	24,389
Total assets(4)	290,525	148,023	538,387	379,743	154,497	1,511,175

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

(5)
Results of our operations for services provided to our customers in Canada and Mexico are included in our Commercial Services or LP&D segments.

        Our revenue and long-lived assets by geographic region as of and for the year ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

As of and for the Year Ended December 31,	United States	United Kingdom	Other	Total
2010
Revenue from external customers	$728,593	$1,014,423	$9,026	$1,752,042
Property, plant and equipment, net	121,948	575	126	122,649
2009
Revenue from external customers	629,441	987,737	6,715	1,623,893
Property, plant and equipment, net	121,850	769	77	122,696
2008
Revenue from external customers	600,273	1,165,803	25,555	1,791,631
Property, plant and equipment, net	114,882	882	157	115,921

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
For The Year Ended December 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,770	$75,139	$176,143	$459,863	$(30,307)	$685,608
Property, plant and equipment, net	—	74,343	47,586	720	—	122,649
Goodwill	—	138,365	288,906	53,127	—	480,398
Intangibles, net	—	182,640	43,176	57,684	—	283,500
Restricted cash	—	115,376	23,020	200,012	—	338,408
Nuclear decommissioning trust fund	—	—	—	694,754	—	694,754
Long-term deferred costs less current portion	—	—	—	650,270	—	650,270
Investment in subsidiaries	239,622	596,716	—	—	(836,338)	—
Intercompany receivable	277,902	—	—	—	(277,902)	—
Other long term assets	—	15,343	10,697	143,872	—	169,912

TOTAL ASSETS	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

Liabilities and Stockholders' Equity
Intercompany loan payable		209,514	68,388	—	(277,902)	—
Intercompany payable	—	—	—	21,706	(21,706)	—
Total current liabilities	—	78,731	47,476	414,387	(8,601)	531,993
Long-term debt, less current portion	—	639,296	—	195,264	—	834,560
Facility and equipment decontamination and decommissioning liabilities, current portion	—	29,303	36,363	645,753	—	711,419
Unearned revenue, less current portion	—		—	654,643	—	654,643
Deferred income taxes	46,658	—	—	31,298	—	77,956
Other liabilities, net	—	1,455	1,971	132,964	—	136,390
Stockholders' equity	475,636	239,623	435,330	161,385	(836,338)	475,636
Net income attributable to noncontrolling interests	—	—	—	2,902	—	2,902

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
For The Year Ended December 31, 2009
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,663	$45,157	$148,358	$254,460	$(23,131)	$429,507
Property, plant and equipment, net	—	74,701	47,148	847	—	122,696
Goodwill	—	138,364	323,906	54,579	—	516,849
Intangibles, net	—	194,614	48,305	67,284	—	310,203
Restricted cash	—	336	237	—	—	573
Investment in subsidiaries	242,024	550,715	—	—	(792,739)	—
Intercompany receivable	282,966	—	131,553	—	(414,519)	—
Other long term assets	—	17,144	30,507	83,696	—	131,347

TOTAL ASSETS	$529,653	$1,021,031	$730,014	$460,866	$(1,230,389)	$1,511,175

Liabilities and Stockholders' Equity
Intercompany loan payable	—	382,501	—	32,018	(414,519)	—
Total current liabilities	—	72,838	41,036	218,525	(23,131)	309,268
Long-term debt, less current portion	—	293,037	212,003	—	—	505,040
Deferred income taxes	30,608	—	—	17,135	—	47,743
Other liabilities, net	—	30,631	38,025	80,306	—	148,962
Stockholders' equity	499,045	242,024	438,950	111,765	(792,739)	499,045
Net income attributable to noncontrolling interests	—	—	—	1,117	—	1,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,653	$1,021,031	$730,014	$460,866	$(1,230,389)	$1,511,175

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Year Ended December 31, 2010
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(6,057)	$63,932	$30,644	$77,438	$(54,637)	$111,320
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(722,489)	—	(722,489)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	706,223	—	706,223
Purchases of property, plant and equipment	—	(6,174)	(10,637)	(223)	—	(17,034)
Purchases of intangible assets	—	(1,184)	—	—	—	(1,184)
Proceeds from disposition of property, plant and equipment	—	—	215	—	—	215

Net cash used in investing activities	—	(7,358)	(10,422)	(16,489)	—	(34,269)

Cash flows from financing activities
Net proceeds from issuance of senior notes		296,070	—	—	—	296,070
Net proceeds from issuance of long-term debt	—	351,000	—	195,000	—	546,000
Retirement of long-term debt	—	(307,105)	(212,006)	—	—	(519,111)
Restricted cash held as collateral of letter of credit obligations	—	(115,035)	—	(200,000)	—	(315,035)
Repayments of long-term debt	—	(2,800)	—	—	—	(2,800)
Net borrowings (repayments) under revolving credit facility	—	(5,000)	—	—	—	(5,000)
Dividends/distributions to stockholders	(6,638)	—	—	—	—	(6,638)
Intercompany loan receivable	15,370	(10,307)	131,554	(6,000)	(130,617)	—
Intercompany loan payable	—	(172,987)	68,388	(26,018)	130,617	—
Investment in subsidiary	2,402	(46,000)	—	—	43,598	—
Distributions to noncontrolling interests partners	—	—	—	(296)	—	(296)
Minimum tax withholding on restricted stock awards	(375)	—	—	—	—	(375)
Proceeds from exercise of stock options	47	—	—	—	—	47
Settlement of derivative contracts		(2,112)	—	—	—	(2,112)
Repayments of capital lease obligations		(600)	—	—	—	(600)
Debt financing fees	—	(19,968)	—	(3,240)	—	(23,208)

Net cash provided by (used in) financing activities	10,806	(34,844)	(12,064)	(40,554)	43,598	(33,058)

Effect of exchange rate on cash	(4,749)	(4,749)	—	(1,255)	11,039	286

Net increase in cash and cash equivalents		16,981	8,158	19,140	—	44,279
Cash and cash equivalents, beginning of period		1,606	2,892	11,415	—	15,913

Cash and cash equivalents, end of period	$—	$18,587	$11,050	$30,555	$—	$60,192

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Year Ended December 31, 2009
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$61,240	$83,328	$(26,696)	$23,327	$(89,016)	$52,183
Cash flow from investing activities
Purchases of property, plant and equipment	—	(23,367)	(868)	(154)	—	(24,389)
Purchases of intangible assets	—	(703)	—	—	—	(703)
Proceeds from disposition of property, plant and equipment	—	13	—	—	—	13

Net cash used in investing activities	—	(24,057)	(868)	(154)	—	(25,079)

Cash flows from financing activities
Repayments of long-term debt	—	(76,024)	28,378	—	—	(47,646)
Net borrowings (repayments) under revolving credit facility	—	5,000	—	—	—	5,000
Dividends/distributions to stockholders	(8,832)	—	—	9	—	(8,823)
Intercompany loan receivable	8,627	58,207	(1,561)	1,145	(66,417)	—
Intercompany loan payable	—	(20,720)	—	(41,104)	61,824	—
Investment in subsidiary	(35,379)	(3,235)	—	—	38,614	—
Distributions to noncontrolling interests partners	—	—	—	(1,056)	—	(1,056)
Settlement of derivative contracts		(5,321)	—	—	—	(5,321)
Repayments of capital lease obligations		(1,451)	—	—	—	(1,451)
Debt financing fees	—	(4,860)	—	—	—	(4,860)

Net cash provided by (used in) financing activities	(35,584)	(48,404)	26,816	(41,006)	34,021	(64,157)

Effect of exchange rate on cash	(25,656)	(25,656)	(629)	1,464	54,995	4,518

Net increase in cash and cash equivalents		(14,789)	(1,377)	(16,369)	—	(32,535)
Cash and cash equivalents, beginning of period		16,358	4,271	27,819	—	48,448

Cash and cash equivalents, end of period	$—	$1,569	$2,894	$11,450	$—	$15,913

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(22) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
For The Year Ended December 31, 2008
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$57,102	$111,569	$(27,174)	$49,605	$(87,993)	$103,109
Cash flow from investing activities
Purchases of property, plant and equipment	—	(16,251)	(9,480)	(898)	—	(26,629)
Purchases of intangible assets	—	—	(680)	—	—	(680)
Proceeds from disposition of property, plant and equipment	—	—	33	—	—	33

Net cash used in investing activities	—	(16,251)	(10,127)	(898)	—	(27,276)

Cash flows from financing activities
Repayments of long-term debt	—	13,408	(53,618)	—	—	(40,210)
Dividends/distributions to stockholders	(8,831)	—	—	—	—	(8,831)
Intercompany loan receivable	11,224	(10,668)	78,604	(1,145)	(78,015)	—
Intercompany loan payable	—	(73,433)	—	(9,175)	82,608	—
Investment in subsidiary	(65,820)	(28,887)	—	11,307	83,400	—
Distributions to noncontrolling interests partners	—	—	—	(850)	—	(850)
Settlement of derivative contracts		5,232	—	—	—	5,232
Repayments of capital lease obligations		(1,521)	—	(12)	—	(1,533)
Debt financing fees	—	(6,434)	—	—	—	(6,434)

Net cash provided by (used in) financing activities	(63,427)	(102,303)	24,986	125	87,993	(52,626)

Effect of exchange rate on cash	6,325	6,062	619	(24,131)	—	(11,125)

Net increase in cash and cash equivalents		(923)	(11,696)	24,701	—	12,082
Cash and cash equivalents, beginning of period		17,283	16,228	2,855	—	36,366

Cash and cash equivalents, end of period	$—	$16,360	$4,532	$27,556	$—	$48,448

Washington River Protection Solutions LLC

Audited Consolidated Financial Statements

For The Year Ended December 31, 2010

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

YEAR ENDED DECEMBER 31, 2010

YEARS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

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

Minneapolis, Minnesota
March 30, 2011

An independent member of Nexia International

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

BALANCE SHEET

DECEMBER 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,538,222
Accounts Receivable	296,398
Unbilled Revenue	4,936,035
Prepaid Expense	127,126

Total Current Assets	6,897,781

Total Assets	$6,897,781

LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES
Accounts Payable	$3,137
Accrued Payroll	1,164,268

Total Current Liabilities	1,167,405

Total Liabilities	1,167,405
MEMBERS' CAPITAL	5,730,376

Total Liabilities and Members' Equity	$6,897,781

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENT OF OPERATIONS AND MEMBERS' CAPITAL

YEAR ENDED DECEMBER 31, 2010

FEE REVENUE	$34,311,744
OPERATING EXPENSES
Payroll Expense	3,760,476
Charitable Contributions	1,123,775
Other	754,478

Total Operating Expenses	5,638,729

NET INCOME	28,673,015
Members' Capital—Beginning	1,457,361
Members' Capital—Distributions	(24,400,000)

MEMBERS' CAPITAL—ENDING	$5,730,376

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

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$1,010,633	$1,202,667
Accounts Receivable	252,097	—
Unbilled Revenue	70,639	—
Prepaid Expense	207,684	156,386

Total Current Assets	1,541,053	1,359,053

Total Assets	$1,541,053	$1,359,053

LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES
Accounts Payable	$70,532	$228,507
Accrued Payroll	13,160	252,770
Billings in Excess of Earnings	—	2,285,000

Total Current Liabilities	83,692	2,766,277

Total Liabilities	83,692	2,766,277
MEMBERS' CAPITAL	1,457,361	(1,407,224)

Total Liabilities and Members' Equity	$1,541,053	$1,359,053

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL

YEAR ENDED DECEMBER 31, 2009 AND 2008

(UNADITED)

	2009	2008
FEE REVENUE	$17,472,000	$195,000
OPERATING EXPENSES
Payroll Expense	2,734,384	380,295
Charitable Contributions	893,956	284,926
Other	679,075	137,003

Total Operating Expenses	4,307,415	802,224

NET INCOME	13,164,585	(607,224)
Members' Capital—Beginning	(1,407,224)	—
Members' Capital—Contributions		1,000,000
Members' Capital—Distributions	(10,300,300)	(1,800,000)

MEMBERS' CAPITAL—ENDING	$1,457,361	$(1,407,224)

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	$13,164,585	$(607,224)
Net Income
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Accounts Receivable	(252,097)	—
Earnings in Excess of Billings	(70,639)	—
Prepaid Expenses	(51,298)	(156,386)
Increase (Decrease) in Current Liabilities:
Accounts Payable	(157,975)	228,507
Billings in Excess of Earnings	(2,285,000)	2,285,000
Accrued Payroll	(239,610)	252,770

Net Cash Provided by Operating Activities	10,107,966	2,766,277
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions Paid to Members	(10,300,000)	(1,800,000)
Contributions made by Members	—	1,000,000

Net Cash Provided by Financing Activities	(10,300,000)	(800,000)
NET INCREASE IN CASH	(192,034)	1,202,667
Cash—Beginning of Year	1,202,667	—
CASH—END OF YEAR	1,010,633	1,202,667

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Washington River Protection Solutions LLC (the Company) is a joint venture between two public companies organized for the purpose of eliminating the risk to the environment posed by the Hanford Site by cleaning and disposing of radioactive waste. The Company operates under a contract with Department of Energy (DOE) which is the source of 100% of the Company's revenue for the year ended December 31, 2009 and 2008.

Concentration of Credit Risk

        Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable—Related Party

        The Company allows certain related parties to utilize their personnel and other resources. The balance in this account relates to the unreimbursed costs for that usage. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimated that no allowance was necessary based upon prior experience and analysis of individual accounts at December 31, 2009 and 2008.

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

        The Company does not recognize, as revenue or cost of goods sold, any of the contract costs in these financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs of approximately $391 million and $63 million were excluded from revenue and cost of goods sold for the year ended December 31, 2009 and 2008, respectively.

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

DECEMBER 31, 2009 AND 2008

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The Company is not a taxpaying entity for federal and state income tax purposes, and therefore does not include a provision for income taxes. Income is reported by the members on their respective income tax returns.

        The Company evaluated its tax positions and determined it has no uncertain tax positions that would materially change the financial statements as of December 31, 2009 and 2008.

        The Company's income tax returns are subject to review and examination by federal, state and local authorities. The tax return for the year 2007 is open to examination by federal and state authorities.

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