Form 10-K/A
period 2010-12-31
EnergySolutions, Inc.
filed 2011-06-28
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-33830

EnergySolutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0653027
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

423 West 300 South, Suite 200
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 649-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of March 31, 2011, 88,759,050 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2011, namely: “Compensation Discussion and Analysis,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Transactions and Director Independence” and “Principal Accounting Fees and Services,” are incorporated in this Form 10-K by reference under Part III.

Explanatory Note

EnergySolutions, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”). The Original Filing was amended by Amendment No. 1 which was filed with the SEC on May 17, 2011 (“Amendment No. 1”).  This Amendment No. 2 is filed solely for the purpose of (i) amending Item 15 of Part IV of Amendment No. 1 to correct the dates of the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to Amendment No. 1 (which inadvertently included the date of the Original Filing rather than the date of Amendment No. 1) and (ii) correcting the signature page of Amendment No. 1 (which inadvertently included the signature page of the Original Filing) by including a properly dated signature page for this Amendment No. 2. No disclosures were changed as a result of these corrections.

This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or Amendment No. 1 and no attempt has been made in this Amendment No. 2 to modify or update any other disclosures as presented in the Original Filing or Amendment No. 1.  This Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing and Amendment No. 1.

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

2.             Financial Statements. Financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the year ended December 31, 2010 and the notes thereto, together with the report of their independent auditor on those financial statements, are hereby filed as part of this report beginning on page F-62.

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

5.             Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of Amendment No. 1 of this report.  The exhibit index related to this Amendment No. 2 follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of June, 2011.

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