Form 10-Q
period 2011-06-30
EnergySolutions, Inc.
filed 2011-08-09
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, 88,779,811 shares of the registrant’s common stock were outstanding.

ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Month Periods Ended June 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(in thousands of dollars, except per share information)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,577	$60,192
Accounts receivable, net of allowance for doubtful accounts	304,746	294,972
Costs and estimated earnings in excess of billings on uncompleted contracts	101,418	102,287
Prepaid expenses	7,107	8,059
Deferred income taxes	4,427	4,770
Nuclear decommissioning trust fund investments, current portion	120,191	110,328
Deferred costs, current portion	104,328	100,149
Other current assets	5,868	4,851
Total current assets	701,662	685,608
Property, plant and equipment, net	121,886	122,649
Goodwill	482,177	480,398
Other intangible assets, net	274,064	283,500
Nuclear decommissioning trust fund investments	658,852	694,754
Restricted cash and decontamination and decommissioning deposits	332,636	338,408
Deferred costs	581,990	650,270
Other noncurrent assets	176,389	169,912
Total assets	$3,329,656	$3,425,499
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,600	$5,600
Accounts payable	100,646	101,229
Accrued expenses and other current liabilities	194,444	197,034
Facility and equipment decontamination and decommissioning liabilities, current portion	120,191	110,328
Unearned revenue, current portion	126,437	117,802
Total current liabilities	547,318	531,993
Long-term debt, less current portion	832,939	834,560
Pension liability	138,573	132,988
Facility and equipment decontamination and decommissioning liabilities	640,806	711,419
Deferred income taxes	79,398	77,956
Unearned revenue, less current portion	586,108	654,643
Other noncurrent liabilities	3,567	3,402
Total liabilities	2,828,709	2,946,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,772,671 and 88,667,843 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	888	887
Additional paid-in capital	503,133	498,092
Accumulated other comprehensive loss	(19,598)	(25,511)
Retained earnings	12,581	2,168
Total EnergySolutions stockholders’ equity	497,004	475,636
Noncontrolling interests	3,943	2,902
Total stockholders’ equity	500,947	478,538
Total liabilities and stockholders’ equity	$3,329,656	$3,425,499

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Month Periods Ended June 30, 2011 and 2010

(in thousands of dollars, except per share information)

(unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2011	2010	2011	2010
Revenue	$403,673	$398,339	$925,940	$884,229
Cost of revenue	(371,006)	(353,429)	(843,972)	(796,372)
Gross profit	32,667	44,910	81,968	87,857
Selling, general and administrative expenses	(27,913)	(31,188)	(63,992)	(59,743)
Impairment of goodwill	—	(35,000)	—	(35,000)
Equity in income of unconsolidated joint ventures	2,881	3,850	4,281	6,213
Income (loss) from operations	7,635	(17,428)	22,257	(673)
Interest expense	(18,599)	(9,866)	(36,649)	(18,542)
Other income, net	17,150	1,193	32,578	1,020
Income (loss) before income taxes and noncontrolling interests	6,186	(26,101)	18,186	(18,195)
Income tax expense	(5,550)	(2,102)	(6,732)	(4,025)
Net income (loss)	636	(28,203)	11,454	(22,220)
Less: Net income attributable to noncontrolling interests	(132)	(302)	(1,041)	(453)
Net income (loss) attributable to EnergySolutions	$504	$(28,505)	$10,413	$(22,673)
Net income (loss) per common share of EnergySolutions:
Basic	$0.01	$(0.32)	$0.12	$(0.26)
Diluted	$0.01	$(0.32)	$0.12	$(0.26)
Weighted average common shares outstanding:
Basic	88,770,691	88,510,294	88,740,054	88,464,943
Diluted	88,775,506	88,510,294	88,779,538	88,464,943
Cash dividends declared per common share	—	$0.025	—	$0.050

Comprehensive income (loss):
Net income (loss)	$636	$(28,203)	$11,454	$(22,220)
Foreign currency translation adjustment	2,205	4,772	5,791	(6,368)
Change in unrecognized actuarial gain (loss)	(3)	(38)	122	(174)
Comprehensive income (loss)	2,838	(23,469)	17,367	(28,762)
Comprehensive income attributable to noncontrolling interests	(132)	(302)	(1,041)	(453)
Comprehensive income (loss) attributable to EnergySolutions	$2,706	$(23,771)	$16,326	$(29,215)

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six Month Period Ended June 30, 2011

(in thousands of dollars, except per share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at December 31, 2010	88,667,843	$887	$498,092	$(25,511)	$2,168	$2,902	$478,538
Net income	—	—	—	—	10,413	1,041	11,454
Equity-based compensation	—	—	5,101	—	—	—	5,101
Stock issued due to option exercise	10,350	—	57	—	—	—	57
Vesting of restricted stock	111,958	1	(1)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(17,480)	—	(116)	—	—	—	(116)
Change in unrecognized actuarial loss	—	—	—	122	—	—	122
Foreign currency translation	—	—	—	5,791	—	—	5,791
Balance at June 30, 2011	88,772,671	$888	$503,133	$(19,598)	$12,581	$3,943	$500,947

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Six Month Periods Ended June 30, 2011 and 2010

(in thousands of dollars)

(unaudited)

	Six Month Periods Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$11,454	$(22,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	40,249	23,833
Equity-based compensation expense	5,101	5,050
Foreign currency transaction loss	—	(123)
Deferred income taxes	1,785	(1,623)
Amortization of debt financing fees and debt discount	2,294	3,640
Loss (gain) on disposal of property, plant and equipment	63	(79)
Impairment of goodwill	—	35,000
Unrealized gain on derivative contracts	—	(883)
Realized and unrealized gain on nuclear decommissioning trust fund investments	(34,330)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,063)	(40,830)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,328	(11,276)
Income tax receivable	—	2,901
Prepaid expenses and other current assets	1,870	(3,463)
Accounts payable	(4,109)	371
Accrued expenses and other current liabilities	(6,722)	29,872
Unearned revenue	(59,909)	7,805
Facility and equipment decontamination and decommissioning liabilities	(76,977)	—
Restricted cash and decontamination and decommissioning deposits	5,772	112
Nuclear decommissioning trust fund	59,292	—
Deferred costs	62,201	—
Other noncurrent assets	(25,271)	(31,720)
Other noncurrent liabilities	23,925	25,481
Net cash provided by (used in) operating activities	4,953	21,848
Cash flows from investing activities
Purchase of investments in nuclear decommissioning trust fund	(599,268)	—
Proceeds from sales of nuclear decommissioning trust fund investments	600,345	—
Purchases of property, plant and equipment	(10,221)	(6,008)
Purchases of intangible assets	(610)	(661)
Proceeds from disposition of property, plant and equipment	120	44
Net cash used in investing activities	(9,634)	(6,625)
Cash flows from financing activities
Repayments of long-term debt	(2,800)	(24,313)
Net borrowings under revolving credit facility	—	32,000
Dividends/distributions to stockholders	—	(4,425)
Distributions to noncontrolling interests partners	—	(296)
Minimum tax withholding on restricted stock awards	(116)	(375)
Proceeds from exercise of stock options	57	—
Settlement of derivative contracts	—	(1,124)
Repayments of capital lease obligations	(210)	(342)
Debt financing fees	—	(2,493)
Net cash used in financing activities	(3,069)	(1,368)
Effect of exchange rate on cash	1,135	3,970
Net (decrease) increase in cash and cash equivalents	(6,615)	17,825
Cash and cash equivalents, beginning of period	60,192	15,913
Cash and cash equivalents, end of period	$53,577	$33,738

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

EnergySolutions, Inc. (“we,” “our,” “EnergySolutions” or the “Company”) is a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning (“D&D”) services, logistics, transportation, processing and disposal services. We derive almost 100% of our revenue from the provision of nuclear services.

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Government group derives its revenue from United States (“U.S.”) government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”).  The Global Commercial Group provides a broad range of on-site services both nationally and internationally, including (i) D&D services to commercial customers such as power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials; (ii) logistics, transportation, processing and disposal services to both government and commercial customers; and (iii) processing and disposal of radioactive materials at our facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina.  Our International operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities. The Global Commercial Group reports its results under three separate operating business divisions: Commercial services (“CS”), Logistics, processing and disposal activities (“LP&D”) and International operations.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results that can be expected for the full year.

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

Accounting for the Exelon Transaction

In December 2007, we entered into certain agreements with Exelon Corporation (“Exelon”) to dismantle the Zion Station nuclear power plant located in Zion, Illinois.

On the date of the closing of the asset sale agreement with Exelon, the trust fund investments previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investment returns arising therefrom, remain restricted solely for that purpose. The investments are classified as trading securities and as such, the realized and unrealized investment gains and losses are recorded in the income statement as other income (expense), net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the total costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we will perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the trust fund assets transferred to us represented a prepayment of fees to perform the D&D work, we also recorded deferred revenue initially totaling $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we also became responsible for and assumed the asset retirement obligation (“ARO”) for the plant, and we have established an ARO measured in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work, plus a profit margin, and recognition of the ARO gain as the obligation is settled. ARO gain results from the requirement to record costs plus an estimate of third-party profits in determining the ARO. When we perform the D&D work using internal resources to reduce the ARO for work performed, we recognize a gain if actual costs are less than estimated costs plus the third-party profits. Accretion expense and ARO gain are recorded within cost of revenue because we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is recorded in cost of revenue in the statements of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized in cost of revenue in the same manner as deferred revenue is amortized, using the proportional performance method.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued amendments to achieve common Fair Value Measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendment improves comparability of fair value measurements presented and disclosed in financial statements and it also clarifies the application of existing fair value measurement requirements. The amendment includes (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. This amendment is effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In October 2009, the FASB issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. This guidance was effective for us on January 1, 2011. The new accounting standard has been applied prospectively to arrangements entered into or materially modified after the date of adoption. The impact of the adoption of this guidance has not had a material impact on the Company’s results of operations, financial position or cash flows.

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

For all contractual arrangements containing multiple deliverables entered into after December 31, 2010, we recognize revenue using estimated selling prices of the delivered products and services based on a hierarchy of methods contained in ASU 2009-13. We use vendor specific objective evidence (“VSOE”) for determination of estimated selling price of elements in each arrangement if available, and since third party evidence is not available for those elements where VSOE of selling price cannot be determined, we evaluate factors to determine our estimated selling price for all other elements.

Application of this new guidance may affect the timing of revenue recognition for some of our contracts as the relative value of each of the elements within the arrangement may change when compared to our prior practices. However, we do not believe there will be a material impact to our results of operations or financial position as a result of adopting this guidance.

(4) Trust Fund Investments

The nuclear decommissioning trust (“NDT”) fund was established solely to satisfy obligations related to the D&D of the Zion Station nuclear power plant. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of June 30, 2011, investments held by the NDT fund, net, totaled $779.0 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds.

A portion of our NDT funds are invested in a securities lending program with the trustees of the funds. The program authorizes the trustees to loan securities that are assets of the trust funds to approved borrowers. Borrowers have the right to sell or re-pledge the loaned securities. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively.

We consolidate the NDT fund as a variable interest entity (“VIE”). We have a contractual interest in the NDT fund and this interest is a variable interest due to its exposure to the fluctuations caused by market risk. We are able to control the NDT fund by appointing the trustee and, subject to certain restrictions; we are able to direct the investment policies of the fund. We are the primary beneficiary of the NDT as we benefit from positive market returns and bear the risk of market losses.

Trust fund investments consisted of the following (in thousands):

	As of June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$7,242	$—	$—	$7,242
Investments
Corporate debt securities	300,215	4,316	(3,162)	301,369
Equity securities	51,932	16,338	(219)	68,051
Direct lending funds	37,915	2,526	—	40,441
Debt securities issued by states of the United States	47,704	1,174	(1,534)	47,344
Common collective trusts	64,175	9,955	—	74,130
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	244,052	1,298	(1,525)	243,825
Total investments	745,993	35,607	(6,440)	775,160
Total assets	753,235	35,607	(6,440)	782,402
Liabilities
Payables for securities purchased	(3,359)	—	—	(3,359)
Total liabilities	(3,359)	—	—	(3,359)
Net assets held by the NDT fund	$749,876	$35,607	$(6,440)	779,043
Less: current portion				(120,191)
Long-term investments				$658,852

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$6,321	$—	$—	$6,321
Investments
Corporate debt securities	296,984	1,521	(6,024)	292,481
Equity securities	73,712	16,253	(79)	89,886
Debt securities issued by states of the United States	58,481	109	(2,981)	55,609
Commingled funds	99,377	12,362	—	111,739
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	254,622	243	(3,812)	251,053
Total investments	783,176	30,488	(12,896)	800,768
Total assets	789,497	30,488	(12,896)	807,089
Liabilities
Payables for securities purchased	(2,007)	—	—	(2,007)
Total liabilities	(2,007)	—	—	(2,007)
Net assets held by the NDT fund	$787,490	$30,488	$(12,896)	805,082
Less: current portion				(110,328)
Long-term investments				$694,754

Unrealized gains and losses resulting from adjustments to the fair value of the NDT fund investments resulted in net gains of $6.3 million and $11.6 million for the three and six month periods ended June 30, 2011, respectively, and are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss). We began consolidating the operations of the NDT fund on September 1, 2010; therefore, no gains and losses associated with the NDT fund were recorded for the three and six month periods ended June 30, 2010. For the three and six month periods ended June 30, 2011, we also recorded $12.3 million and $22.7 million, respectively, of realized gains related to sales of investments, dividends and interest payments received from investments held by the NDT fund. For the six month period ended June 30, 2011 and the year ended December 31, 2010, we withdrew approximately $60.4 million and $30.2 million, respectively, from the NDT fund to pay for operating D&D project expenses, estimated trust income taxes and trust management fees.

5) Fair Value Measurements

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

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $555.8 million as of June 30, 2011, and $562.8 million as of December 31, 2010. The carrying value of our senior secured credit facility was $554.4 million as of June 30, 2011, and $557.2 million as of December 31, 2010. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of June 30, 2011 and December 31, 2010, and fair market value of approximately $316.5 million as of June 30, 2011 and $327.4 million as of December 31, 2010.

The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our interest rate collar derivative approximates fair value. The fair market value of our interest rate collar was $0.1 million liability as of December 31, 2010. This contract ended on January 4, 2011.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of June 30, 2011				As of December 31, 2010
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Receivables for securities sold	$7,242	$7,242	$—	$—	$6,321	$6,321	$—	$—
Investments
Commingled funds (1)	14,262	—	14,262	—	23,325	—	23,325	—
Fixed income securities(2)	592,539	118,152	474,387	—	599,143	128,738	470,405	—
Equity securities(3)	68,051	68,051	—	—	89,886	89,886	—	—
Direct lending funds(4)	40,441	—	—	40,441	—	—	—	—
Units of participation (1)	59,867	—	59,867	—	88,414	—	88,414	—
Total investments	775,160	186,203	548,516	40,441	800,768	218,624	582,144	—
Total assets	782,402	193,445	548,516	40,441	807,089	224,945	582,144	—
Liabilities
Payables for securities purchased	(3,359)	(3,359)	—	—	(2,007)	(2,007)	—	—
Total liabilities	(3,359)	(3,359)	—	—	(2,007)	(2,007)	—	—
Net assets held by the NDT fund	$779,043	$190,086	$548,516	$40,441	$805,082	$222,938	$582,144	—

(1)        Commingled funds and units of participation, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. Commingled funds are categorized in Level 2 because the fair value of the funds are based on net asset values per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. Units of participation are categorized as Level 2 because the fair value of these securities is based partially on observable prices of the underlying securities.

(2)        For fixed income securities, multiple prices from pricing services are obtained from pricing vendors whenever possible, which enables cross-provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustee determines that another price source is considered to be preferable. U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and are also categorized as Level 1. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities, adjusted for observable differences and are categorized in Level 2.

(3)        With respect to individually held equity securities, the trustee obtains prices from pricing services, whose prices are obtained from direct feeds from market exchanges. The fair values of equity securities held directly by the trust fund are based on quoted prices in active markets and are categorized in Level 1. Equity securities held individually are primarily traded on the New York Stock Exchange and NASDAQ Global Select Market, which contain only actively traded securities due to the volume trading requirements imposed by these national securities exchanges.

(4)        Direct lending funds are investments in managed funds who invest in private companies for long term capital appreciation.  The fair value of these securities is determined using either an enterprise value model or a bond valuation model.  The enterprise valuation model develops valuation estimates based on valuations of comparable public companies, recent sales of private and public companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company or its assets, considering offers from third parties to buy the portfolio company, its historical and projected financial results, as well as other factors that may impact value.  Significant judgment is required in the applications of discounts or premiums applied to the prices of comparable companies for factors such as size, marketability and relative performance.  Under the bond valuation model, expected future cash flows are discounted using a discount rate.  The discount rate is composed of a market based rate for similar credits in the public market and an internal credit rate based on the underlying risk of the credit.  The investment in direct lending funds are categorized as Level 3 because the fair value of these securities is based largely on inputs that are unobservable as well as utilizing complex valuation models.

The following table presents the roll-forward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

For the Three Month Period Ended June 30, 2011	Direct Lending Fund
Balance as of March 31, 2011	$30,815
Purchases and issuances	19,301
Sales, dispositions and settlements	(12,201)
Realized gains and losses	—
Change in unrealized gains and losses	2,526
$40,441

For the Six Month Period Ended June 30, 2011	Direct Lending Fund
Balance as of December 31, 2010	$—
Purchases and issuances	50,116
Sales, dispositions and settlements	(12,201)
Realized gains and losses	—
Change in unrealized gains and losses	2,526
$40,441

(6) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our condensed consolidated statements of operations. In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary.

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures (in thousands):

	As of June 30, 2011	As of December 31, 2010
Current assets	$52,814	$63,251
Current liabilities	24,797	43,023

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2011	2010	2011	2010
Revenue	$38,283	$64,018	$93,472	$132,628
Gross profit	11,245	6,071	14,864	12,857
Net income	11,147	5,942	14,623	12,616
Net income attributable to EnergySolutions	$2,881	$3,850	$4,281	$6,213

Our percentage of ownership of unconsolidated joint ventures as of June 30, 2011and December 31, 2010 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.00%
EnergySolutions Environmental Services, LLC	49.00%
LATA/Parallax Portsmouth, LLC	49.00%
SempraSafe LLC	49.00%
Washington River Protection Solutions, LLC	40.00%
Weskem LLC	27.64%
West Valley Environmental Services LLC	10.00%

We received $2.6 million and $2.8 million of dividend distributions from our unconsolidated joint ventures during the six month periods ended June 30, 2011 and 2010, respectively.

Noncontrolling interest

We have majority voting rights for two of our minority owned joint ventures. Accordingly, we have reported their operations in our consolidated financial statements. Assets from our consolidated joint ventures can only be used to settle their own obligations. Additionally, the Company’s assets cannot be used to settle the joint ventures’ obligations because these minority owned joint ventures do not have recourse to the general credit of the Company.

We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors’ share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the three and six month periods ended June 30, 2011 and 2010 was $0.1 million and $0.3 million, respectively. Noncontrolling interest income for the six month periods ended June 30, 2011 and 2010 was $1.0 million and $0.5 million, respectively. Distributions to noncontrolling interest shareholders for the six month period ended June 30, 2010 were $0.3 million. No distributions were made for the three month period ended June 30, 2011.

(7) Goodwill

As of June 30, 2011 and December 31, 2010, we had recorded $482.2 million and $480.4 million of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the six month periods ended June 30, 2011 and 2010, we recorded gains of $1.8 million and losses of $2.8 million, respectively, on translation related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting of Goodwill and Other Intangible Assets, we perform an impairment test on the Company’s goodwill annually or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our annual testing date is April 1. Goodwill is assigned to each of our reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using a combination of a market approach and an income approach. Forecasts of future cash flow are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share and general economic conditions. Changes in these forecasts could significantly change the calculated fair value of a reporting unit.

We performed our annual impairment test as of April 1, 2011 and based on step 1 of the analysis each of our reporting units’ fair value exceeded their carrying value. Although the fair value of the reporting units currently exceeds their carrying value, a deterioration of market conditions, adverse change in regulatory requirements, reductions in government funding, if we are unsuccessful in winning new business or failing to win re-bids of current contracts could result in a future impairment loss.

The following table presents the gross carrying amount of goodwill allocated by reporting unit (in thousands):

	As of June 30, 2011	As of December 31, 2010
Government group	$106,594	$106,594
Global commercial group
Commercial services operations	90,129	90,129
LP&D operations	230,548	230,548
International operations	54,906	53,127
Total goodwill	$482,177	$480,398

Based on the goodwill impairment analysis performed as of April 1, 2010, we determined that an indicator of impairment existed for the Government group reporting unit. Upon completion of Step 2, which included an assessment of fair value of all assets and liabilities of the reporting unit, we concluded that the goodwill within our Government group reporting unit was impaired and recorded a $35.0 million non-cash goodwill impairment charge in the second quarter of 2010.

(8) Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have any intangible assets that are not subject to amortization.

Other intangible assets consisted of the following (in thousands):

	As of June 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$240,853	$(61,619)	18.4 years	$240,243	$(56,694)	18.8 years
Customer relationships	160,614	(73,263)	6.8 years	157,594	(66,012)	7.2 years
Technology and other	15,490	(8,011)	4.6 years	15,490	(7,121)	5.1 years
Non competition	1,030	(1,030)	0 years	1,030	(1,029)	0.2 years
Total amortizable intangibles	$417,987	$(143,923)	14.3 years	$414,357	$(130,857)	14.7 years

Amortization expense was $6.5 million and $13.1 million for the three and six month periods ended June 30, 2011, respectively, as compared to $6.3 million and $12.7 million for the three and six month periods ended June 30, 2010, respectively.  For the six month periods ended June 30, 2011 and 2010, we recorded translation gains of $3.0 million and translation losses of $4.7 million, respectively, related to intangible assets denominated in foreign currencies.

(9) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt consisted of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Term loan facilities due through 2016 (1)	$554,400	$557,200
Term loan unamortized discount	(12,216)	(13,231)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,645)	(3,809)
Revolving credit facility	—	—
Total debt	838,539	840,160
Less: current portion	(5,600)	(5,600)
Total long-term debt	$832,939	$834,560

(1)     As of June 30, 2011 and December 31, 2010, the variable interest rate on borrowings under our senior secured credit facility was 6.25%.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105 million, of which $16.3 million was used to fund letters of credit issued as of June 30, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under the former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under the former credit agreements, and provide credit support for obligations acquired under the Exelon agreements. As of June 30, 2011, borrowings of $310.5 million under the term loan in the senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to letters of credit.

On August 13, 2010, we also completed a private offering of $300 million 10.75% Senior Notes at a discount rate of 1.3%. The senior notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt.

At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes plus an applicable make-whole premium, as of and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after August 15, 2014, we may redeem all or a portion of the senior notes at the following redemption prices during the twelve month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

Period	Redemption Price
2014	105.375%
2015	102.688%
2016 and thereafter	100.000%

The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter, with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

As of June 30, 2011, we had mandatory principal repayments based on our excess cash flow and scheduled repayments of $5.6 million due within the next twelve months. We made principal repayments totaling $2.8 million during the six month period ended June 30, 2011.  We made $24.3 million principal repayments on our former credit facility during the six month period ended June 30, 2010. We made cash interest payments of $39.4 million and $14.7 million, for the six month period ended June 30, 2011 and 2010, respectively. In addition, we paid fees to the lenders of approximately $2.5 million during the first quarter of 2010 to obtain amendments on our former credit facility agreements which were written off during the third quarter of 2010 in conjunction with our refinancing. No fees have been paid during the current year.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility, and absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.5 for the quarter ended June 30, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended June 30, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of June 30, 2011, our total leverage and cash interest coverage ratios were 2.49 and 3.24, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2011 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the six month period ended June 30, 2011 totaled $10.2 million. As of June 30, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such a pledge.

The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder’s senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The Indenture contains, among other things, certain covenants limiting our ability, and the ability of one restricted subsidiary, to incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur liens; sell assets and subsidiary stock; transfer all or substantially all of our assets, or enter into a merger or consolidation transactions; and enter into transactions with affiliates.

In May 2011, we filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 10.75% Senior Notes offering. Under the registration rights agreement, we were required to register for exchange under the Securities Act of 1933 identical 10.75% Senior Notes due 2018 to replace the outstanding 10.75% Senior Notes due 2018, which were issued in August 2010 without registration under the Securities Act of 1933 pursuant to exemptions from registration available thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered 10.75% Senior Notes due 2018 for the unregistered 10.75% Senior Notes due 2018 was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

Each subsidiary co-issuer and guarantor of our 10.75% Senior Notes is exempt from reporting under the Securities Exchange Act of 1934 pursuant to Rule 12h-5 under the Exchange Act, as the subsidiary co-issuer and each of the subsidiary guarantors is wholly owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

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

Each of our AROs is based on a cost estimate for a third party to perform the D&D work. This estimate is inflated with an appropriate inflation rate to the expected time at which the D&D activity will occur, and then it is discounted back using our credit adjusted risk free rate to a present value. Subsequent to the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

Our facility and equipment decontamination and decommissioning liabilities consist of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Facilities and equipment ARO—Zion	$694,755	$755,827
Facilities and equipment ARO—Clive, UT	28,593	28,320
Facilities and equipment ARO—other	28,583	27,967
Total facilities and equipment ARO	751,931	812,114
Barnwell Closure	9,066	9,633
	760,997	821,747
Less: current portion	(120,191)	(110,328)
	$640,806	$711,419

The following is a reconciliation of our facility and equipment ARO (in thousands):

	June 30, 2011	December 31, 2010
Beginning balance	$812,114	$51,536
Liabilities incurred	171	768,072
Liabilities settled	(76,360)	(23,374)
Accretion expense	15,962	8,226
ARO estimate adjustments	44	7,654
Ending liability	$751,931	$812,114

For certain of our D&D obligations, we are required to provide financial assurance in the form of a restricted cash account, a deposit in escrow, a trust fund, or an insurance policy. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations. As of June 30, 2011 and December 30, 2010, we had non-current restricted cash of $0.3 million related to our Clive facility, and it is included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of June 30, 2011 and December 31, 2010 was $9.1 million and $9.6 million, respectively, which is included in restricted cash and decontamination and decommissioning deposits in the accompanying condensed consolidated balance sheets.

We also have the NDT fund to fund the decommissioning obligation for the Zion Station. The NDT fund balance as of June 30, 2011 and December 31, 2010 was $779.0 million and $805.1, respectively, and is included in NDT fund investments in the accompanying consolidated balance sheets. In connection with the execution of the Exelon agreements and in fulfillment of NRC regulations, we also secured a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station. This letter of credit is cash-collateralized, and as such is included in non-current restricted cash in the accompanying condensed consolidated balance sheets.

Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not extinguish our D&D liabilities.

The ARO established in connection with the Zion transaction differs somewhat from our traditional AROs. The assets acquired in the Zion transaction have no fair value, no future useful life, and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion transaction is not accompanied by a related depreciable asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our condensed consolidated statements of operations and comprehensive income (loss).

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

(11) Derivative Financial Instruments

We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. On December 18, 2008, we entered into an interest rate collar agreement with a notional amount of $200.0 million. This contract was terminated on January 4, 2011. The fair value liability of the interest rate collar contract as of December 31, 2010, was $0.1 million. Unrealized gains and losses resulting from adjustments to the fair value of the contract is included in other income (expense), net, and resulted in net gains of $0.7 million and $0.9 million for the three and six month periods ended June 30, 2010.

We have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Foreign currency transaction gains and losses are included in other income (expenses), net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three and six month periods ended June 30, 2010, we recognized foreign currency transaction gains of $0.4 million and $0.1 million, respectively. In January 2011, we implemented a foreign currency risk management program to mitigate the risk of currency fluctuations related to our exposure to pound sterling. We recognized losses of $0.1 million for the six month period ended June 30, 2011. No gains or losses were incurred for the three month period ended June 30, 2011.

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

The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Month Period ended June 30,		For the Six Month Period ended June 30,
	2011	2010	2011	2010
Weighted average common shares—basic	88,770,691	88,510,294	88,740,054	88,464,943
Dilutive effect of restricted stock and stock options	4,815	—	39,484	—
Weighted average common shares—diluted	88,775,506	88,510,294	88,779,538	88,464,943
Anti-dilutive securities not included above	7,704,812	7,686,290	7,437,770	7,426,560

(13) Equity-Based Compensation

Stock Options and Restricted Stock

In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.9 million and $5.1 million for the three and six month periods ended June 30, 2011, respectively, as compared to $2.6 million and $5.0 million for the three and six month periods ended June 30, 2010. As of June 30, 2011, we had $7.0 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted- average period of 1.3 years. As of June 30, 2011, there was $5.4 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.1 years.

(14) Income Taxes

We recognized income tax expense of $5.6 million and $6.7 million for the three and six month periods ended June 30, 2011, respectively, for a year to date effective rate of 39.3%, based on an estimated annual effective tax rate method, which is higher than the U.S. statutory rate of 35% primarily due to increased state income taxes and income tax on the NDT fund earnings which are taxed at both the trust and corporate levels, as well as losses for certain of our entities that are not benefitted because we have determined that the related net operating loss carry forwards are not more likely than not to be realized. This is partially offset by R&D credits in the U.S. and the U.K. and lower income tax rate in the U.K.

We recognized income tax expense of $2.1 million and $4.0 million for the three and six month periods ended June 30, 2010, respectively, based on an effective tax rate on our consolidated operations of 24.6%, excluding the effect of the goodwill impairment.  There was no tax benefit associated with the goodwill impairment charge as the goodwill is not deductible for tax purposes.  Including the effect of the goodwill impairment, our effective tax rate on our consolidated operations for the six months ended June 30, 2010, is a negative 21.6%. During the three and six month periods ended June 30, 2010, we also recorded an increase in our valuation allowance related to deferred tax assets of a foreign subsidiary as well as a benefit for prior year U.K. research and development credits.

During the six month periods ended June 30, 2011 and 2010, we made income tax payments of $5.1 million and $6.0 million, respectively.

As of June 30, 2011 and December 31, 2010, we had $3.7 million and $6.1 million, respectively, of gross unrecognized tax benefits.  The Company recognized $2.4 million of unrecognized tax benefits related to the finalization of U.S. Federal examination.  In addition during the six month period ended June 30, 2011, also as a result of the Company finalizing multiple year examinations with the U.S. Federal taxing authorities the Company recorded an income tax benefit of $1.0 million.

(15) Segment Reporting and Business Concentrations

During 2010, a major strategic plan was initiated by senior management to improve the Company’s performance and approach to the market. As a result, some organizational changes were implemented which included the realignment of internal resources, the restructuring of processes and operational activities, and the execution of new initiatives for profitable growth. The strategic plan also reorganized the Company’s operating business divisions which resulted in the creation of two major operating groups to better serve our customers: the Government Group and the Global Commercial Group. The Government group will continue to serve its government customers as the former Federal Services division did in the past, and will actively pursue new opportunities within the government market. The Global Commercial Group will focus on increasing its customer base both nationally and internationally, and will consolidate the operations of our Commercial Services, LP&D, and International divisions. However, we will continue to report separately each of our four operating business divisions to more fully present the results of our operations.

Certain reclassifications have been made to the segment information reported for the prior year periods ended June 30, 2010, to conform to current year presentation.

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The following table presents segment information as of and for the three and six months ended June 30, 2011 and 2010 (in thousands):

	As of and For the Three Month Period Ended June 30, 2011
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$54,409	$47,755	$62,432	$239,077	$—	$403,673
Income from (loss) operations (3)	3,318	(1,808)	18,692	(32)	(12,535)	7,635
Depreciation, amortization and accretion expense	661	7,969	6,082	1,989	3,310	20,011
Purchases of property, plant and equipment	(54)	(30)	5,289	(336)	1,552	6,421

	As of and For the Three Month Period Ended June 30, 2010
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$93,044	$21,889	$67,699	$215,707	$—	$398,339
Income (loss) from operations (2)	(26,047)	2,996	21,795	784	(16,956)	(17,428)
Depreciation and amortization expense	672	408	5,628	1,793	3,237	11,738
Purchases of property, plant and equipment	8	381	1,980	—	1,613	3,982

	As of and for the Six Month Period Ended June 30, 2011
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$133,759	$94,292	$116,698	$581,191	$—	$925,940
Income (loss) from operations (3)	6,640	(798)	29,410	17,605	(30,600)	22,257
Depreciation, amortization and accretion expense	1,324	16,082	11,884	3,932	7,027	40,249
Goodwill	106,594	90,129	230,548	54,906	—	482,177
Other long-lived assets (4)	27,309	19,003	274,235	58,050	17,353	395,950
Purchases of property, plant and equipment	22	388	7,278	146	2,387	10,221
Total assets (5)	203,409	1,795,189	701,557	549,024	80,477	3,329,656

	As of and for the Six Month Period Ended June 30, 2010
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$181,670	$42,129	$119,506	$540,924	$—	$884,229
Income (loss) from operations (2) (6)	(19,918)	4,665	31,719	18,000	(35,139)	(673)
Depreciation, amortization and accretion expense	1,344	796	11,499	3,680	6,514	23,833
Goodwill	106,594	90,129	233,253	49,140	—	479,116
Other long-lived assets (4)	32,008	22,104	199,614	59,629	98,623	411,978
Purchases of property, plant and equipment	37	725	2,374	—	2,872	6,008
Total assets (5)	268,220	162,615	519,640	412,689	179,685	1,542,849

(1)                                  Intersegment revenue was eliminated for the three and six month periods ended June 30, 2011 and 2010. Intersegment revenue was $5.9 million and $8.5 million for the three and six month periods ended June 30, 2011, and was $0.1 million and $1.8 million for the three and six month periods ended June 30, 2010, respectively. Revenue by segment represent revenue earned based on third-party billing to customers.

(2)                                  Included in income from operations from our Government group is a $35.0 million impairment of goodwill recorded during the three and six months ended June 30, 2010.

(3)                                  We include income from our unconsolidated joint ventures in income from operations from our Government Group. Equity income from unconsolidated joint ventures for the three and six month periods ended June 30, 2011 was $2.9 million and $4.3 million, respectively. Equity in income from unconsolidated joint ventures for the three and six month periods ended June 30, 2010 was $3.9 million and $6.2 million, respectively.

(4)                                  Other long-lived assets include property, plant and equipment and other intangible assets.

(5)                                  Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

(6)                                  Results of our operations for services provided by our Global Commercial Group to our customers in Canada, Asia and Europe are included in our international operations.

(16) Pension Plans

Net periodic benefit costs consisted of the following (in thousands):

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2011	2010	2011	2010
Service cost	$14,399	$12,122	$28,525	$24,809
Interest cost	44,053	39,461	87,272	80,761
Expected return on plan assets	(46,460)	(38,305)	(92,040)	(78,395)
Net actuarial loss	—	37	—	76
	$11,992	$13,315	$23,757	$27,251

The preceding information relates only to the Magnox Plan and does not include amounts related to benefit plans applicable to employees associated with certain contracts with the U.S. Department of Energy because we are not responsible for the current or future funded status of these plans.

(17) Employee Termination Benefits

In 2009, we began an organizational review of our Magnox sites which identified an opportunity to reduce the existing workforce at three sites that are in the process of defueling and at an additional site at which decommissioning work is relatively close to completion. As a result of the overstaffing at the Magnox sites, we presented an initial restructuring program to the NDA, which included the termination of approximately 200 employees on a voluntary basis at these sites. This plan was approved by the NDA during the first quarter of 2010. A second phase of the organizational review was performed during the first quarter of 2010, and an additional reduction in force of approximately 100 positions was identified. The termination plan related to the second phase was also presented and approved by the NDA.

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

The full organizational review for all ten Magnox sites is continuing in conjunction with the Magnox Optimized Decommissioning Plan (“MODP”), and it is expected to result in an additional reduction in force in excess of 1,000 employees over the next four to five years. The MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. Government’s recently announced Comprehensive Spending Review (“CSR”).

During the CSR period through 2015, the MODP includes approximately twelve changes of organization across the ten Magnox sites. As a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 1,000 employees, during the period through 2015 followed by a further reduction of approximately 600 employees in the period from 2016 to 2020. The initial re-combination of the Magnox entities together with reduced support and overhead will result in reductions of approximately 300 employees in the next twelve months followed by further reductions as sites go from generation to defueling, or from defueling to decommissioning.

The total termination benefit costs included within the MODP over the CSR period to 2015 is approximately £200 million and is expected to be paid over four years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met. During the six month period ended June 30, 2011, we recognized $9.8 million of new employee termination benefits. These benefits are included in cost of revenue in the condensed consolidated statements of operations for our International division. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 24 months.

The following is a reconciliation of the beginning and ending liability balances (in thousands):

	June 30, 2011	December 31, 2010
Beginning liability	$36,753	$24,260
Additions	9,783	34,855
Payments	(8,548)	(21,431)
Effect of exchange rate	1,389	(931)
Ending liability	$39,377	$36,753

(18) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of June 30, 2011, we were not involved in any legal proceedings that we believe will have a material adverse effect on our consolidated financial position, operating results and cash flows.

(19) Guarantor and Non-Guarantor Supplemental Financial Information

The senior notes due 2018 were issued by EnergySolutions, Inc. (the “Parent”), and EnergySolutions, LLC (together, the “Issuers”). The senior notes are jointly and severally guaranteed on a full and unconditional basis by each of the Parent’s current and future domestic fully-owned subsidiaries that are guarantors under the senior credit facility, other than ZionSolutions LLC, which was established for the purpose of the Company’s license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

Presented below is the condensed consolidated financial information of the Issuers, our subsidiaries that are guarantors (the “Guarantor Subsidiaries), and our subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries). The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Month Period Ended June 30, 2011

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$34,965	$96,491	$284,267	$(12,050)	$403,673
Cost of revenue	—	(16,970)	(89,085)	(277,001)	12,050	(371,006)
Gross profit	—	17,995	7,406	7,266	—	32,667
Selling, general and administrative expenses	—	(16,569)	(5,595)	(5,749)	—	(27,913)
Equity in income of unconsolidated joint ventures	—	—	2,881	—	—	2,881
Income (loss) from operations	—	1,426	4,692	1,517	—	7,635
Interest expense	—	(15,275)	—	(3,324)	—	(18,599)
Income from subsidiaries	7,067	20,686	—	—	(27,753)	—
Other income, net	—	230	38	16,882	—	17,150
Income before income tax	7,067	7,067	4,730	15,075	(27,753)	6,186
Income tax (expense) benefit	(6,563)	—	—	1,013	—	(5,550)
Net income (loss)	504	7,067	4,730	16,088	(27,753)	636
Net income attributable to noncontrolling interests	—	—	—	(132)	—	(132)
Net income attributable to EnergySolutions	$504	$7,067	$4,730	$15,956	$(27,753)	$504

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Six Month Period Ended June 30, 2011

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$63,563	$195,817	$688,282	$(21,722)	$925,940
Cost of revenue	—	(37,939)	(177,224)	(650,531)	21,722	(843,972)
Gross profit	—	25,624	18,593	37,751	—	81,968
Selling, general and administrative expenses	—	(36,265)	(12,958)	(14,769)	—	(63,992)
Equity in income of unconsolidated joint ventures	—	—	4,281	—	—	4,281
Income (loss) from operations	—	(10,641)	9,916	22,982	—	22,257
Interest expense	—	(29,786)	—	(6,863)	—	(36,649)
Income from subsidiaries	13,629	54,033	—	—	(67,662)	—
Other income, net	—	23	53	32,502	—	32,578
Income before income tax	13,629	13,629	9,969	48,621	(67,662)	18,186
Income tax expense	(3,216)	—	—	(3,516)	—	(6,732)
Net income (loss)	10,413	13,629	9,969	45,105	(67,662)	11,454
Net income attributable to noncontrolling interests	—	—	—	(1,041)	—	(1,041)
Net income (loss) attributable to EnergySolutions	$10,413	$13,629	$9,969	$44,064	$(67,662)	$10,413

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Month Period Ended June 30, 2010

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$42,757	$114,770	$253,083	$(12,271)	$398,339
Cost of revenue	—	(21,062)	(95,020)	(249,618)	12,271	(353,429)
Gross profit	—	21,695	19,750	3,465	—	44,910
Selling, general and administrative expenses	—	(16,435)	(11,842)	(2,911)	—	(31,188)
Impairment of goodwill	—	—	(35,000)	—	—	(35,000)
Equity in income of unconsolidated joint ventures	—	—	3,850	—	—	3,850
Income (loss) from operations	—	5,260	(23,242)	554	—	(17,428)
Interest expense	—	(6,775)	(3,091)	(105)	105	(9,866)
Income (loss) from subsidiaries	(25,820)	(25,477)	—	—	51,297	—
Other income (expense), net	—	1,172	136	(10)	(105)	1,193
Income before income tax	(25,820)	(25,820)	(26,197)	439	51,297	(26,101)
Income tax (expense) benefit	(2,685)	—	—	583	—	(2,102)
Net income (loss)	(28,505)	(25,820)	(26,197)	1,022	51,297	(28,203)
Net income attributable to noncontrolling interests	—	—	—	(302)	—	(302)
Net income (loss) attributable to EnergySolutions	$(28,505)	$(25,820)	$(26,197)	$720	$51,297	$(28,505)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Six Month Period Ended June 30, 2010

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$72,578	$220,910	$613,787	$(23,046)	$884,229
Cost of revenue	—	(39,427)	(196,232)	(583,759)	23,046	(796,372)
Gross profit	—	33,151	24,678	30,028	—	87,857
Selling, general and administrative expenses	—	(33,692)	(17,435)	(8,616)	—	(59,743)
Impairment of goodwill	—	—	(35,000)	—	—	(35,000)
Equity in income of unconsolidated joint ventures	—	—	6,213	—	—	6,213
Income (loss) from operations	—	(541)	(21,544)	21,412	—	(673)
Interest expense	—	(12,656)	(5,886)	(207)	207	(18,542)
Income from subsidiaries	(19,360)	(7,689)	—	—	27,049	—
Other income, net	—	1,526	140	(439)	(207)	1,020
Income before income tax	(19,360)	(19,360)	(27,290)	20,766	27,049	(18,195)
Income tax expense	(3,313)	—	—	(712)	—	(4,025)
Net income (loss)	(22,673)	(19,360)	(27,290)	20,054	27,049	(22,220)
Net income attributable to noncontrolling interests	—	—	—	(453)	—	(453)
Net income (loss)attributable to EnergySolutions	$(22,673)	$(19,360)	$(27,290)	$19,601	$27,049	$(22,673)

CONDENSED CONSOLIDATED BALANCE SHEET

As of June 30, 2011

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,427	$50,987	$167,145	$528,474	$(49,371)	$701,662
Property, plant and equipment, net	—	70,011	49,882	1,993	—	121,886
Goodwill	—	138,365	288,906	54,906	—	482,177
Intangibles, net	—	177,300	39,764	57,000	—	274,064
Restricted cash and decommissioning deposits	—	110,333	22,137	200,166	—	332,636
Nuclear decommissioning trust fund	—	—	—	658,852	—	658,852
Deferred costs	—	—	—	581,990	—	581,990
Investment in subsidiaries	259,162	657,540	—	—	(916,702)	—
Intercompany receivable	276,389	—	—	—	(276,389)	—
Other long term assets	—	14,360	12,144	149,885	—	176,389
TOTAL ASSETS	$539,978	$1,218,896	$579,978	$2,233,266	$(1,242,462)	$3,329,656
Liabilities and Stockholders’ Equity
Intercompany loan payable	$—	$234,228	$42,161	$—	$(276,389)	$—
Intercompany payable	—	—	—	42,381	(42,381)	—
Total current liabilities	983	57,682	53,669	441,974	(6,990)	547,318
Long-term debt, less current portion	—	637,325	—	195,614	—	832,939
Facility and equipment decontamination and decommissioning liabilities, less current portion	—	29,620	36,368	574,818	—	640,806
Unearned revenue, less current portion	—	—	—	586,108	—	586,108
Deferred income taxes	41,991	—	—	37,407	—	79,398
Other liabilities, net	—	879	2,481	138,780	—	142,140
Stockholders’ equity	497,004	259,162	445,299	212,241	(916,702)	497,004
Net income attributable to noncontrolling interests	—	—	—	3,943	—	3,943
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$539,978	$1,218,896	$579,978	$2,233,266	$(1,242,462)	$3,329,656

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2010

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,770	$75,139	$176,143	$459,863	$(30,307)	$685,608
Property, plant and equipment, net	—	74,343	47,586	719	—	122,648
Goodwill	—	138,365	288,906	53,127	—	480,398
Intangibles, net	—	182,640	43,176	57,684	—	283,500
Restricted cash and decommissioning deposits	—	115,376	23,020	200,012	—	338,408
Nuclear decommissioning trust fund	—	—	—	694,754	—	694,754
Deferred costs	—	—	—	650,270	—	650,270
Investment in subsidiaries	239,622	596,715	—	—	(836,337)	—
Intercompany receivable	277,902	—	—	—	(277,902)	—
Other long term assets	—	15,343	10,697	143,873	—	169,913
TOTAL ASSETS	$522,294	$1,197,921	$589,528	$2,260,302	$(1,144,546)	$3,425,499
Liabilities and Stockholders’ Equity
Intercompany loan payable	$—	$209,218	$68,684	$—	$(277,902)	$—
Intercompany payable	—	—	—	21,706	(21,706)	—
Total current liabilities	—	79,027	47,180	414,387	(8,601)	531,993
Long-term debt, less current portion	—	639,296	—	195,264	—	834,560
Facility and equipment decontamination and decommissioning liabilities, current portion	—	29,303	36,363	645,753	—	711,419
Unearned revenue, less current portion	—		—	654,643	—	654,643
Deferred income taxes	46,658	—	—	31,298	—	77,956
Other liabilities, net	—	1,455	1,971	132,964	—	136,390
Stockholders’ equity	475,636	239,622	435,330	161,385	(836,337)	475,636
Net income attributable to noncontrolling interests	—	—	—	2,902	—	2,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,294	$1,197,921	$589,528	$2,260,302	$(1,144,546)	$3,425,499

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

For The Six Month Period Ended June 30, 2011

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$7,073	$31,010	$19,608	$15,142	$(67,880)	$4,953
Cash flow from investing activities
Purchases of property, plant and equipment	—	(5,081)	(4,014)	(1,126)	—	(10,221)
Purchases of intangible assets	—	(610)	—	—	—	(610)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(599,268)	—	(599,268)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	600,345	—	600,345
Proceeds from disposition of property, plant and equipment	—	—	120	—	—	120
Net cash used in investing activities	—	(5,691)	(3,894)	(49)	—	(9,634)
Cash flows from financing activities
Repayments of long-term debt	—	(2,800)	—	—	—	(2,800)
Intercompany loan receivable	6,615	(5,101)	6,000	—	(7,514)	—
Intercompany loan payable	—	24,713	(32,227)	—	7,514	—
Investment in subsidiary	(19,541)	(60,823)	—	—	80,364	—
Minimum tax withholding on restricted stock awards	(116)	—	—	—	—	(116)
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(210)	—	—	—	(210)
Net cash provided by (used in) financing activities	(12,985)	(44,221)	(26,227)	—	80,364	(3,069)
Effect of exchange rate on cash	5,912	5,912	1	1,794	(12,484)	1,135
Net (decrease) increase in cash and cash equivalents	—	(12,990)	(10,512)	16,887	—	(6,615)
Cash and cash equivalents, beginning of period	—	18,587	11,048	30,557	—	60,192
Cash and cash equivalents, end of period	$—	$5,597	$536	$47,444	$—	$53,577

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

For The Six Month Period Ended June 30, 2010

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(24,273)	$5,969	$(15,994)	$4,276	$51,870	$21,848
Cash flow from investing activities
Purchases of property, plant and equipment	—	(3,946)	(2,061)	(1)	—	(6,008)
Purchases of intangible assets	—	(661)	—	—	—	(661)
Proceeds from disposition of property, plant and equipment	—	—	44	—	—	44
Net cash used in investing activities	—	(4,607)	(2,017)	(1)	—	(6,625)
Cash flows from financing activities
Repayments of long-term debt	—	(24,313)	—	—	—	(24,313)
Net borrowings under revolving credit facility	—	32,000	—	—	—	32,000
Intercompany loan receivable	9,715	(5,050)	16,739	—	(21,404)	—
Intercompany loan payable	—	3,114	—	—	(3,114)	—
Investment in subsidiary	25,900	13,600	—	—	(39,500)	—
Dividend distributions to stockholders	(4,425)	—	—	—	—	(4,425)
Distributions to noncontrolling interests partners	—	—	—	(296)	—	(296)
Minimum tax withholding on restricted stock awards	(375)	—	—	—	—	(375)
Settlement of derivative contracts	—	(1,124)	—	—	—	(1,124)
Debt financing fees	—	(2,493)	—	—	—	(2,493)
Repayments of capital lease obligations	—	(342)	—	—	—	(342)
Net cash provided by (used in) financing activities	30,815	15,392	16,739	(296)	(64,018)	(1,368)
Effect of exchange rate on cash	(6,542)	(6,542)	—	4,906	12,148	3,970
Net (decrease) increase in cash and cash equivalents	—	10,212	(1,272)	8,885	—	17,825
Cash and cash equivalents, beginning of period	—	1,606	2,892	11,415	—	15,913
Cash and cash equivalents, end of period	$—	$11,818	$1,620	$20,300	$—	$33,738

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K/A (Amendments No. 1 and 2) for the year ended December 31, 2010.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made herein, including statements regarding our projected revenue, expenses, income and the implementation of strategic initiatives and the risks associated therewith, are forward-looking in nature. These forward-looking statements reflect the current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, our actual results may differ materially from our expectations or projections.

While most risks affect only future revenue or expenses, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings.

Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K filed March 31, 2011, as amended by Amendments No. 1 and 2 thereto filed under cover of Form 10-K/A on May 17, 2011 and June 28, 2011, respectively, and this report under “Item 1A—Risk Factors.” Our SEC filings are available publicly on the SEC’s website at www.sec.gov, on EnergySolutions’ website at www.energysolutions.com or upon request from EnergySolutions’ Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of specialized, technology-based nuclear services to government and commercial customers. Our customers rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, operation of nuclear reactors, in-plant support services, spent nuclear fuel management, decontamination and decommissioning (“D&D”) services, logistics, transportation, processing and disposal services. We derive almost 100% of our revenue from the provision of nuclear services.

We provide our services through two customer groups: the Government Group and the Global Commercial Group. Within the Global Commercial Group, we provide services through three operating business divisions: Commercial Services, Logistics, Processing and Disposal (“LP&D”) and International. Our Government Group provides services to United States (“U.S.”) government customers for the management and operation, and/or clean-up of facilities with radioactive materials. Our Government Group customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and the U.S. Department of Defense (“DOD”). Our Commercial Services operations provide a broad range of on-site services, including D&D services, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials. Our LP&D operations provide a broad range of logistics, transportation, processing and disposal services to both government and commercial customers. Our LP&D division also operates our facilities for the processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. Our International operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Results of Operations

The following table shows certain items from our income statements for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Month Period Ended June 30		Six Month Period Ended June 30,
	2011	2010	2011	2010
Revenue:
Government Group	$54,409	$93,044	$133,759	$181,670
Global Commercial Group
Commercial Services Operations	47,755	21,889	94,292	42,129
LP&D Operations	62,432	67,699	116,698	119,506
International Operations	239,077	215,707	581,191	540,924
Total revenue	403,673	398,339	925,940	884,229
Cost of revenue:
Government Group	(50,400)	(83,708)	(123,642)	(165,580)
Global Commercial Group
Commercial Services Operations	(44,085)	(16,975)	(85,507)	(33,844)
LP&D Operations	(44,764)	(44,329)	(87,228)	(84,562)
International Operations	(231,757)	(208,417)	(547,595)	(512,386)
Total cost of revenue	(371,006)	(353,429)	(843,972)	(796,372)
Gross profit:
Government Group	4,009	9,336	10,117	16,090
Global Commercial Group
Commercial Services Operations	3,670	4,914	8,785	8,285
LP&D Operations	17,668	23,370	29,470	34,944
International Operations	7,320	7,290	33,596	28,538
Total gross profit	32,667	44,910	81,968	87,857
Group selling, general and administrative expenses:
Government Group	(3,572)	(4,233)	(7,758)	(7,221)
Global Commercial Group	(11,806)	(9,999)	(25,634)	(17,383)
Total group selling, general and administrative expenses (1)	(15,378)	(14,232)	(33,392)	(24,604)
Group operating income:
Government Group	437	5,103	2,359	8,869
Global Commercial Group	16,852	25,575	46,217	54,384
Total group operating income	17,289	30,678	48,576	63,253
Corporate selling, general and administrative expenses (1)	(12,535)	(16,956)	(30,600)	(35,139)
Impairment of goodwill (2)	—	(35,000)	—	(35,000)
Equity in income of unconsolidated joint ventures (2)	2,881	3,850	4,281	6,213
Total income (loss) from operations	7,635	(17,428)	22,257	(673)
Interest expense	(18,599)	(9,866)	(36,649)	(18,542)
Other income, net	17,150	1,193	32,578	1,020
Income (loss) before income taxes and noncontrolling interests	6,186	(26,101)	18,186	(18,195)
Income tax expense	(5,550)	(2,102)	(6,732)	(4,025)
Net income (loss)	636	(28,203)	11,454	(22,220)
Less: Net income (loss) attributable to noncontrolling interests	(132)	(302)	(1,041)	(453)
Net income (loss) attributable to EnergySolutions	$504	$(28,505)	$10,413	$(22,673)

(1)                 Together, group and corporate selling, general and administrative expenses represent total Company’s SG&A as reported in the accompanying condensed consolidated statement of operations. As such, both amounts are needed to compute total consolidated income from operations for the three and six month periods ended June 30, 2011 and 2010.

(2)                 Amounts attributable to the Government Group.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010

Government Group

Revenue and cost of revenue from our Government Group decreased $38.6 million and $33.3 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to the completion of certain large contracts in March of 2011, and to decreased American Recovery and Reinvestment Act (“ARRA”) funding for 2011. As a result, gross profit decreased by $5.3 million and gross margin decreased to 7.4% for the three month period ended June 30, 2011 from 10.0% for the three month period ended June 30, 2010. The decrease in ARRA funding will continue to impact the financial results of our Government Group for the remainder of the year.

Revenue and cost of revenue from our operations in the Southwest region increased $2.4 million and $1.9 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to the award of a new contract during the three month period ended June 30, 2011 and the completion of two low margin projects during the quarter ended June 30, 2010. As a result, gross profit increased $0.5 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $18.2 million and $17.9 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due to completion of the operational readiness review phase of the project during the quarter ended June 30, 2010. As a result, gross profit decreased $0.3 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our Isotek Systems joint venture decreased $4.9 million and $5.3 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, primarily as a result of decreased design activity work. The Isotek contract allows for the reimbursement of costs plus a fee. Gross profit, representing the fee less unallowable costs, increased $0.4 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our subsidiary, EnergySolutions Performance Strategies, formerly Parallax, decreased $4.0 million and $2.6 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit decreased $1.4 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $2.5 million and $2.2 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to completion of the underpass construction project during the second quarter of 2010. As a result, gross profit decreased $0.3 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our environmental remediation and waste management activities at the DOE Paducah Gaseous Diffusion Plant in Paducah, Kentucky decreased $3.5 million and $2.6 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due to the completion of the contract in July 2010. As a result, gross profit decreased $0.9 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue related to engineering and technology projects within the Government Group decreased $8.4 million and $6.5 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to the wrap up of technical and testing support activities at the DOE Waste Treatment Plant in Richland, Washington, and to increased costs due to schedule delays on other projects. As a result, gross profit decreased $1.9 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Global Commercial Group

Commercial Services Operations

Revenue and cost of revenue from our Commercial Services operations increased $25.9 million and $27.1 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to the ramp up of our decommissioning work at our Zion Station project. Gross profit decreased by $1.2 million and gross margin decreased to 7.7% for the three month period ended June 30, 2011 from 22.4% for the three month period ended June 30, 2010, due primarily to the relative profitability of the major projects performed during the period.

Revenue and cost of revenue related to the decommissioning of the Zion Station nuclear power plant totaled $31.8 million and $29.9 million, respectively, for the three month period ended June 30, 2011 due primarily to accelerated construction and segmentation work and increased spent fuel storage activities performed during the quarter. After considering the impact of accretion expense net of asset retirement obligation (“ARO”) settlement gain, we generated a gain of $1.9 million for the three month period ended June 30, 2011.  The decommissioning effort on this project commenced in September 2010.

Revenue and gross profit related to our commercial utility projects division decreased $1.7 million and $1.8 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to the substantial completion of work on three large-scale utility projects during 2010, and also to schedule delays on the Fermi project due to subcontractor equipment failures resulting in additional work and costs overruns on a fixed price contract. As a result, cost of revenue increased $0.1 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our commercial technology and engineering operations decreased $1.5 million and $0.7 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to completion of a key engineering study of a nuclear fuel fabrication plant during 2010, whereas no project of this magnitude existed in the commercial engineering portfolio for the three month period ended June 30, 2011. As a result, gross profit decreased $0.8 million for the three month period ended June 30, 2011 compared to the same period in 2010.

LP&D Operations

Revenue from our LP&D operations decreased $5.3 million to $62.4 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to lower receipts of waste from DOE contracts, and to decreased rail transportation services during 2011, partially offset by increased incineration activities at our Bear Creek facility. Gross profit decreased $5.7 million and gross margin decreased to 28.3% for the three month period ended June 30, 2011 from 34.5% for the three month period ended June 30, 2010.  The decrease in gross margin was due primarily to less absorption of fixed costs at our facilities on a lower revenue base, as well as to increased labor costs.

Revenue related to our disposal facilities decreased $3.8 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. For the same comparative period, cost of revenue increased $1.1 million, due primarily to higher subcontractor costs associated with mixed waste processing. As a result, gross profit decreased $4.9 million for the three month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our processing facilities increased $1.2 million and $2.3 million, respectively, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to increased receipts of materials for incineration during 2011. However, gross profit decreased $1.1 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to higher labor, maintenance and subcontractor costs incurred during 2011.

Both revenue and cost of revenue from our logistics operations decreased $2.6 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, primarily due to decreased rail transportation on DOE contracts funded by the ARRA.

International Operations

Revenue from our International operations increased $23.4 million or 10.8% for the three month period ended June 30, 2011 compared to the same period in 2010, due primarily to the timing in the recognition of generation, efficiency and cost savings fees in our operations in the U.K., and to increased design and construction activities in our operations in Asia. Of the $23.4 million increase in revenue, $20.1 million was related to fluctuations in pound sterling exchange rates during the three month period ended June 30, 2011 compared to the same period in 2010.

Cost of revenue from our International operations increased $23.3 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to increased decommissioning and cleanup activities at certain of our Magnox sites, and to the ramp up of work at our projects in Asia. Of the $23.3 million increase in cost of revenue, $19.5 million related to an increase in the pound sterling exchange rates during three month period ended June 30, 2011 compared to the same period in 2010.

Gross profit from our International operations increased $0.1 million for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010. Gross margin in our International operations was 3.1% for the three month period ended June 30, 2011 compared to 3.4% for the same period in 2010.

Group selling, general and administrative expenses

Group selling, general and administrative (“SG&A”) expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and for administrative overhead. For the three month period ended June 30, 2011, group SG&A expenses increased $1.1 million 8.1% from $14.2 million for the three month period ended June 30, 2010. This increase was due primarily to higher bid and proposal cost incurred during 2011.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support the Company. Corporate SG&A expenses decreased $4.5 million, or 26.1%, to $12.5 million for the three month period ended June 30, 2011 from $17.0 million for the three month period ended June 30, 2010, primarily due to a favorable settlement of a business tax examination issue and lower legal and consultant expenses during 2011. Corporate SG&A expenses as a percentage of revenue decreased 1.2% for the three month period ended June 30, 2011 compared to the same period in 2010.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $1.0 million, or 25.2%, to $2.9 million for the three month period ended June 30, 2011 from $3.9 million for the three month period ended June 30, 2010. The decrease was attributable primarily to a $1.0 million decrease from our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site.

Interest expense

Interest expense increased $8.7 million to $18.6 million for the three month period ended June 30, 2011 from $9.9 million for the three month period ended June 30, 2010. The increase was due primarily to increased outstanding borrowings during the current year and to increased variable interest rates on our term loans from 4.10% at June 30, 2010 to 6.25% at June 30, 2011. In addition, the Company issued $300 million of senior unsecured notes with an interest rate of 10.75% during the third quarter of 2010.

Other income (expense), net

Other income (expense), net, increased $16.0 million to $17.1 million for the three month period ended June 30, 2011 from a $1.1 million net income for the three month period ended June 30, 2010. The increase was primarily due to a $17.6 million increase in investment income earned on our investments on the Zion Station nuclear decommissioning trust (“NDT”) fund, net of trust management fees, for the three month period ended June 30, 2011. We had no comparable

NDT increase or decrease for the three month period ended June 30, 2010 since the Zion Station transaction closed in the third quarter of 2010.

Income taxes

We recognized income tax expense of $5.6 million and $2.1 million for the three month periods ended June 30, 2011 and 2010, respectively, based on an effective tax rate on our consolidated operations of 91.7% and 24.6%, respectively, as calculated based on an estimated annual effective tax rate method.  The increase in the estimated annual effective tax rate is driven primarily by the earnings on the NDT fund. We began consolidating operations of the NDT fund on September 1, 2010; therefore, no gains and losses associated to the trust were recorded for the three month period ended June 30, 2010. Earnings on the NDT fund are taxed at both the trust and corporate levels. Additionally, losses for certain of our entities are not benefitted because we have determined that the related net operating loss carryforwards are not more likely than not to be realized.  These factors are partially offset by R&D credits in the U.S. and the U.K. and a lower income tax rate in the U.K.  During the three month period ended June 30, 2011, we also recognized a $1.0 million tax benefit as a result of the finalization of multiple year examinations with the U.S. Federal taxing authorities.

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010

Government Group

Revenue and cost of revenue in our Government Group decreased $47.9 million and $41.9 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to the completion of certain large contracts during 2011, and decreased ARRA funding for 2011. As a result, gross profit decreased by $6.0 million and gross margin decreased to 7.6% for the six month period ended June 30, 2011 from 8.9% for the six month period ended June 30, 2010, due primarily to increased activity on lower margin contracts. The decrease in ARRA funding will continue to impact the financial results of our Government Group for the remainder of the year.

Revenue and cost of revenue from our supporting demolition and disposition activities at the DOE Oak Ridge Reservation’s East Tennessee Technology Park’s Building K-33 increased $1.9 million and $1.1 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to the award of the contract during the second quarter of 2010. As a result, gross profit increased $0.8 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $15.0 million and $15.1 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due to completion of the operational readiness review phase of the project during the second quarter of 2010. As a result, gross profit increased $0.1 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our Isotek Systems joint venture decreased $7.7 million and $7.5 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, primarily due to decreased engineering design activity work.  As a result, gross profit decreased $0.2 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our environmental remediation and waste management activities at the DOE Paducah Gaseous Diffusion Plant in Paducah, Kentucky decreased $7.0 million and $5.5 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due to completion of the contract in July 2010. As a result, gross profit decreased $1.5 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $4.3 million and $4.1 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to completion of the underpass construction project during the second quarter of 2010. As a result, gross profit decreased $0.2 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our subsidiary, EnergySolutions Performance Strategies, formerly Parallax, decreased $2.6 million and $1.2 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to completion of the remediation activities at the Portsmouth Gaseous

Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit decreased $1.4 million for the six month period ended June 30, 2010 compared to the same period in 2010.

Revenue and gross profit from our Salt Waste Processing facility contract decreased $1.2 million and $1.3 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to funding delays from the Department of Energy resulting from the ongoing cost review of one of the prime contractors of the construction project plan. As a result, cost of revenue increased $0.1 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue related to our engineering and technology services division decreased $13.9 million and $11.6 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 due primarily to decreased technical and testing support activities to the DOE Waste Treatment Plant in Richland, Washington during 2011. As a result, gross profit decreased $2.3 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Global Commercial Group

Commercial Services Operations

Revenue and cost of revenue from our Commercial Services operations increased $52.2 million and $51.6 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to the ramp up of our decommissioning work at the Zion Station. Gross profit increased by $0.6 million and gross margin decreased to 9.3% for the six month period ended June 30, 2011 from 19.7% for the six month period ended June 30, 2010, due primarily to the relatively profitability of the major projects performed in each period.

Revenue and cost of revenue related to the decommissioning of the Zion Station nuclear power plant totaled $61.5 million and $58.3 million, respectively, for the six month period ended June 30, 2011, due primarily to accelerated construction and segmentation work and increased spent fuel storage activities performed during the year. After considering the impact of accretion expense, net of the asset retirement obligation settlement gain, we generated a net gain of $3.2 million for the six month period ended June 30, 2011.  The decommissioning effort on this project commenced in September 2010.

Revenue and cost of revenue from our commercial decommissioning services decreased $4.4 million and $5.0 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to the completion of the Federated Metals project during 2010, which was partially offset by a slight increase in revenue from our operations at Pearl Harbor. As a result, gross profit increased $0.6 million for the six month period ended June 30, 2011.

Revenue and cost of revenue from our commercial products division increased $2.0 million and $1.9 million, respectively, for the for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to increased demand for liners and engineering equipment during 2011. As a result, gross profit increased $0.1 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our commercial utility projects division decreased $4.1 million and $1.5 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 due primarily to the substantial completion of work on three large-scale utility projects during 2010, and also to schedule delays on the Fermi project due to subcontractor equipment failures resulting in additional work and costs overruns on a fixed price contract. As a result, gross profit decreased $2.6 million for the six month period ended June 30, 2011 compared to same period in 2010.

Revenue and cost of revenue from our commercial technology and engineering operations decreased $2.0 million and $1.2 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to the completion of a key engineering study of a nuclear fuel fabrication plant during 2010, whereas no project of this magnitude existed in the commercial engineering portfolio for the six month period ended June 30, 2011. As a result, gross profit decreased $0.8 million for the six month period ended June 30, 2011 compared to the same period in 2010.

LP&D Operations

Revenue from our LP&D operations decreased $2.8 million to $116.7 million for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to lower receipts of waste from DOE contracts, and to decreased rail transportation services during 2011, partially offset by increased incineration activities at our Bear Creek facility. Gross profit decreased by $5.5 million and gross margin decreased to 25.3% for the six month period ended June 30, 2011 from 29.2% for the six month period ended June 30, 2010, primarily due to increases in labor and subcontractor costs.

Revenue related to our disposal facilities decreased $7.7 million for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. For the same comparative period, cost of revenue increased $1.0 million, due primarily to higher subcontractor costs associated with mixed waste processing.  As a result, gross profit decreased $8.7 million for the six month period ended June 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our processing facilities increased $6.5 million and $5.7 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, due primarily to increased receipts of materials for incineration during 2011, and to additional processing of backlog caused by the temporary outage of operations in February 2010 as a result of an onsite accident at our Bear Creek facility. As a result, gross profit increased $0.8 million for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.

Revenue and cost of revenue related to our logistics operations decreased $1.5 million and $3.2 million, respectively, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 due to decreased shipping activity on major contracts. As a result, gross profit increased $1.7 million for the six month period ended June 30, 2011 compared to the same period in 2010.

International Operations

Revenue from our International operations increased $40.3 million for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. Prior to considering the effects of fluctuations in pound sterling exchange rates, revenue from our international operations increased $12.1 million due primarily to increased reimbursable contract cost base on our Magnox contracts, and fees earned on the China contracts for the six month period ended June 30, 2011.

Cost of revenue from our International operations increased $35.2 million for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. Prior to considering the effects of fluctuations in pound sterling exchange rates, cost of revenue from our international operations increased $8.0 million, due primarily to increased labor costs on the Magnox contracts and increased project costs incurred on our operations in Asia.

Gross profit in our International operations increased $5.1 million for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. Prior to considering the effects of fluctuations in pound sterling exchange rates, gross profit from our international operations increased by $4.1 million.  Gross margin in our International segment was 5.8% for the six month period ended June 30, 2011 compared to 5.3% for the six month period ended June 30, 2010.

Group selling, general and administrative expenses

For the six month period ended June 30, 2011, group SG&A expenses increased by $8.8 million or 35.7% from $24.6 million for the six month period ended June 30, 2010, due primarily to higher bid and proposal costs incurred during 2011 and higher incentive expense in our international operations.

Corporate selling, general and administrative expenses

Corporate SG&A expenses decreased $4.5 million, or 12.9%, to $30.6 million for the six month period ended June 30, 2011 from $35.1 million for the six month period ended June 30, 2010. This decrease was due primarily to decreased legal and consultant expenses and due to a favorable settlement related to a business tax examination completed during 2011.

Impairment of goodwill and other intangible assets

In accordance with authoritative guidance for accounting of goodwill, the Company recently completed its annual goodwill impairment analysis, and no impairment was recorded based upon the analysis.  For the six month period ended June 30, 2010, we recorded a non-cash goodwill impairment charge of $35.0 million to adjust the carrying value of the Government group reporting unit down to its estimated fair value. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted long-term growth rates than projected in the prior year. There was no tax benefit associated with this impairment because the goodwill is not tax deductible.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $1.9 million, or 31.1%, to $4.3 million for the six month period ended June 30, 2011 from $6.2 million for the six month period ended June 30, 2010. The decrease was attributable primarily to a decrease of $1.2 million from our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site, and to a $0.7 million decrease from our proportional share of income from our Parallax joint venture.

Interest expense

Interest expense increased $18.1 million, or 97.7%, to $36.6 million for the six month period ended June 30, 2011 from $18.5 million for the six month period ended June 30, 2010. The increase was due primarily to increased outstanding borrowings during the current year, and to increased variable interest rates on our term loans from 4.10% at June 30, 2010 to 6.25% at June 30, 2011. In addition, the Company issued $300 million of senior unsecured notes with an interest rate of 10.75% during the third quarter of 2010.

Other income (expense), net

Other income (expense), net, increased $31.6 million to $32.6 million for the six month period ended June 30, 2011 from a net other income of $1.0 million for the six month period ended June 30, 2010, due primarily to a $32.6 million increase in investment income earned on our investments in the NDT fund, net of trust management fees, for the six month period ended June 30, 2011, offset by a $0.9 million decrease in the fair value of our interest rate collar contract for the six month period ended June 30, 2011 compared to the same period in 2010. We had no comparable NDT increase or decrease for the six month period ended June 30, 2010, since the Zion Station transaction closed in the third quarter of 2010.

Income taxes

We recognized income tax expense of $6.7 million and $4.0 million for the six month periods ended June 30, 2011 and 2010, respectively, based on an effective tax rate on our consolidated operations of 39.3% and 24.6%, respectively, as calculated based on an estimated annual effective tax rate method. The increase in the year to date effective tax rate was due to the additional tax expense resulting from taxing the earnings generated by the NDT fund at the trust and corporate levels. Additionally, losses for certain of our entities are not benefitted because we have determined that the related net operating loss carryforwards are not more likely than not to be realized.  These factors are partially offset by R&D credits in the U.S. and the U.K. and a lower income tax rate in the U.K. During the six month period ended June 30, 2011, the Company also finalized multiple income tax federal examinations by U.S. Federal taxing authorities, which resulted in the recognition of $2.4 million of unrecognized tax benefits and an additional income tax benefit of $1.0 million.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. As of June 30, 2011, our principal sources of liquidity consisted of $53.6 million of cash and cash equivalents, and $88.7 million of availability under our $105.0 million revolving portion of our senior secured credit facility, which is net of $16.3 million in outstanding letters of credit. As of June 30, 2011, we had no outstanding borrowings under our revolving line of credit.

During the six month period ended June 30, 2011, our cash and cash equivalents increased $6.6 million to $53.6 million. Net cash flows from operating activities increased $5.0 million during this same period, due primarily to the substantial increase of activity levels of business on major ongoing projects. Cash flows provided from operations included net income of $11.5 million, and significant non-cash expenses including depreciation, amortization and accretion expenses of $40.2 million, equity-based compensation expense of $5.1 million, amortization of debt financing fees of $2.3 million, and deferred income taxes of approximately $1.8 million. We also had realized and unrealized gains on our NDT fund of $34.3 million. Cash flows from operating activities were reduced by decreases in accounts payable and accrued expenses of $10.8 million due primarily to the timing of payments made to vendors of our Magnox contracts in the U.K, decreased D&D liabilities of $77.0 million due primarily to work performed on the Zion Station project, and to a $59.9 million decrease in unearned revenue also due primarily to the Zion Station project.

We used $9.6 million of cash in investing activities during the six month period ended June 30, 2011. We invested $10.2 million in a number of land and building improvements and the purchases of equipment to support our operations at one of our disposal facilities. Cash from investing activities was also generated by sales of NDT fund investments of which $599.3 million was reinvested in other high-return investment options and $1.1 million was used to pay for trustee and trust management fees. The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station nuclear power plant. Investment income and realized earnings on the NDT fund are a source of working capital for the work we perform at the Zion Station. We actively invest in securities to provide our target returns on the NDT trust assets to satisfy current and future decommissioning costs associated with the Zion Station ARO.

Our financing activities used $3.1 million in cash for the six month period ended June 30, 2011, due primarily to the repayment of long-term debt under the senior secured credit facility, and to capital lease obligations. Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures. Although we have no specific plans to do so at this time, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance those acquisitions.

In August 2010, we refinanced our existing debt with borrowings under a new senior secured credit facility and with the proceeds of an offering of $300.0 million in aggregate principal amount of senior unsecured notes due in 2018. The new senior secured facility includes a term loan and a revolving credit facility. A portion of the proceeds of the term loan are held in a restricted cash account to provide for cash-collateralized letters of credit.

We will incur substantial costs associated with the D&D activities for the Zion project, however we expect that the NDT fund will have sufficient assets to reimburse us for the cost of the work we perform at the Zion Station. In the event that we do not comply with the contractual requirements included in the Exelon agreements, we may become subject to additional financial requirements. These additional financial requirements may take the form of not being able to withdraw cash from the NDT fund for work performed, funding the work on the project through our own cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon.

We had accumulated benefit obligations related to our pension plans of $3.1 billion as of December 31, 2010. See Note 18 to our audited consolidated financial statements included in our Annual Report on Form 10-K as amended, for a more detailed discussion. Approximately 99% of that obligation relates to the Magnox North and Magnox South pension plans (the “Magnox Plans”). The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox Plans. We are required to fund the plan related to our employees of EnergySolutions EU Limited, a wholly owned subsidiary in the U.K. The plan is currently funded by contributions from us and these employees. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We made no contributions to the Magnox Plans during the quarter ended June 30, 2011.

Capital Expenditures

We made capital expenditures of $10.2 million and $6.0 million for the six month periods ended June 30, 2011 and 2010, respectively. The $4.2 million increase in capital expenditures was attributable primarily to investments in facility improvements, office buildouts, and purchase of transportation equipment during 2011, whereas in 2010, we invested in capitalizable software implementation costs, purchase of equipment for our Clive facility and purchase of equipment required for our Atlas mill tailings contract.

Senior Credit Facilities and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105 million, of which $16.3 million was used to fund letters of credit issued as of June 30, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50%; in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. As of June 30, 2011, borrowings of $310.5 million under the term loan in the senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to letters of credit.

The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter, with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

As of June 30, 2011, we had mandatory principal repayments based on our excess cash flow and scheduled repayments of $5.6 million due within the next twelve months. We made principal repayments totaling $2.8 million during the six month period ended June 30, 2011.  We made $24.3 million principal repayments on our former credit facility during the six month period ended June 30, 2010. We made cash interest payments of $39.4 million and $14.7 million, for the six month period ended June 30, 2011 and 2010, respectively. In addition, we paid fees to the lenders of approximately $2.5 million during the first quarter of 2010 to obtain amendments on our former credit facility agreements which were written off during the third quarter of 2010 in conjunction with our refinancing. No fees have been paid during the current year.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such a pledge.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility, and absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.5 for quarter ending June 30, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended June 30, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of June 30, 2011, our total leverage and cash interest coverage ratios were 2.49 and 3.24, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2011 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the six month period ended June 30, 2011 totaled $10.2 million. As of June 30, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

On August 13, 2010, we also completed a private offering of $300 million 10.75% Senior Notes (“Senior Notes”) at a discount rate of 1.3%. The Senior Notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The Senior Notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt.

At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes plus an applicable make-whole premium, as of and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after August 15, 2014, we may redeem all or a portion of the Senior Notes at the following redemption prices during the twelve month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

In May 2011, we filed a registration statement under the Securities Act of 1933 pursuant to a registration rights agreement entered into in connection with the 10.75% Senior Notes offering. Under the registration rights agreement, we were required to register for exchange under the Securities Act of 1933 identical 10.75% Senior Notes due 2018 to replace the outstanding 10.75% Senior Notes due 2018, which were issued in August 2010 without registration rights under the Securities Act of 1933 pursuant to exemptions from registration available thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered 10.75% Senior Notes due 2018 for the unregistered 10.75% Senior Notes due 2018 was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

Each subsidiary co-issuer and guarantor of our 10.75% Senior Notes is exempt from reporting under the Securities Exchange Act of 1934 pursuant to Rule 12h-5 under the Exchange Act, as the subsidiary co-issuer and each of the subsidiary guarantors is wholly owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

Exelon Agreement

In September 2010, we entered into an arrangement, through our wholly-owned subsidiary ZionSolutions, LLC (“ZionSolutions”) with Exelon Corporation (“Exelon”) to dismantle Exelon’s Zion nuclear facility located in Zion, Illinois (“Zion Station”), which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including all assets held in its NDT fund. In consideration of Exelon’s transfer of those assets, ZionSolutions agreed to assume certain decommissioning and other liabilities associated with the Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule, and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The NRC approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions.

To satisfy the conditions of the NRC order approving the license transfer, we (i) secured a $200.0 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC’s regulations.

We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we are required to maintain a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If the Company exhausts its resources and ability to complete the D&D activities, and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) is then entitled to draw on the funds associated with the letter of credit. Under the terms of the Company’s financing arrangements, the Company obtained restricted cash and took on a liability for the letter of credit facility. For more information regarding the Exelon transaction see “Critical Accounting Policies — Accounting for the Exelon transaction.”

Off Balance Sheet Arrangements

As of June 30, 2011, we have routine operating leases, primarily related to real estate, and rail equipment, and investments in joint ventures.

As of June 30, 2011, we had outstanding floating-rate term loans of $554.4 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior unsecured notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of June 30, 2011, which is 54.1% of our total outstanding term loans, we were not required to enter into new hedge agreements.

We are required to post from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance, and other obligations. As of June 30, 2011, we had $307.0 million in letters of credit issued under our senior secured credit facility. As of June 30, 2011, we had $1.7 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of June 30, 2011, the closure and post-closure state regulatory requirements for our facilities were $142.6 million, which amount is not determined on the same basis as the ARO, or calculated under authoritative accounting guidance for AROs.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed on March 31, 2011, as amended by Amendments No. 1 and 2 thereto filed under cover of Form 10-K/A on May 17, 2011 and June 28, 2011, respectively.

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

On the date of the closing of the asset sale agreement, the trust fund investments previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us, and the use of those funds, and any investments returns arising therein, remains restricted solely for that purpose. The investments are classified as trading securities, and as such, the investment gains and losses are recorded in the income statement as other income (expense), net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the trust fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue of $772.2 million which included deferred revenue associated with the planning contract. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the asset retirement obligation for the plant, and we have established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus a profit margin, and recognition of the ARO gain as the obligation is settled. ARO gain results from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed, we recognize a gain if actual costs are less than estimated costs plus the third-party profit.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk relates to changing interest rates. As of June 30, 2011, we had outstanding variable rate long-term debt of $554.4 million, of which $5.6 million is currently due within the next year. Under the terms of our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of June 30, 2011, which is 54.1% of our total outstanding term loans, we were not required to enter into new hedge agreements.

A hypothetical interest rate change of 1% on the term loan portion of our senior secured credit facility would have changed interest expense for the year by approximately $5.6 million. However, the variable interest rate applicable to our term loan, allows for a 1.75% interest rate floor, in which case a 1% hypothetical change in interest rates due to market conditions would not have had an impact on our annual interest expense. In addition, changes in market interest rates would impact the fair value of our long-term obligations. As of June 30, 2011, we had outstanding term loans with carrying amounts of $554.4 million with an approximate fair value of $555.8 million.

We have foreign currency exposure related to our operations in the U.K. as well as to other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling, and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2011 would cause a change in consolidated net assets of approximately $16.8 million and a change in gross profit of approximately $3.1 million, primarily due to pound sterling-denominated exposures.

We maintain a NDT fund to fund the decommissioning of the Zion Station nuclear plant. Our NDT fund is reflected at fair value on our condensed consolidated balance sheets. As of June 30, 2011, we had outstanding net investments with unamortized cost basis of $749.9 million with an approximate fair value of $779.0 million. The mix of securities in the NDT fund is designed to provide returns to be used to fund Zion Station D&D work and to compensate us for inflationary increases in D&D costs. However, the equity securities in the NDT fund are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 30 basis points would have changed the fair value of the NDT fund investments by approximately $10.4 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as the end of the period covered by this report, based upon the evaluation of those controls and procedures by our management, with the participation of our principal executive officer and principal financial officer, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, we implemented an enterprise resource planning (“ERP”) system in our U.S. operations. During 2011, we will continue to enhance the ERP system and we will continue to improve and enhance our system of internal control over financial reporting. Our current system of internal control over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors.

Except as set forth below, there have been no material developments or changes to the risk factors disclosed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

We operate in a politically sensitive environment, and public perception of nuclear power and radioactive materials can affect our business.

We operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah facilities. For example, public interest groups and the former governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. The Utah Board of Radiation Control has also placed a temporary moratorium on the disposal of depleted uranium at our Clive facility even though depleted uranium is Class A waste that has previously been disposed of at our Clive facility. In addition, the NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that facilities such as our Clive facility will continue to be suitable for the disposal of depleted uranium, the Utah Board of Radiation Control has approved its own rule that requires a performance assessment prior to disposal of significant quantities of depleted uranium at our Clive facility. This assessment has been completed and submitted for review and approval.  The review and approval process or other restrictions could result in a delay or changes in how we dispose of depleted uranium at our Clive facility. Any regulatory, environmental or legislative efforts to limit or delay the operations at any of our facilities will adversely affect our business.

The recent events in Japan related to the release of radioactive material from the Fukushima accident highlight how public reaction can have a significant political influence and cause changes in governmental policies. Opposition by third parties can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more. Adverse public reaction and the perceived risks associated with nuclear power and radioactive material could also lead to increased regulation which limits or prohibits the activities of our customers. Our customers might also be subject to more onerous operating requirements. Any of the foregoing conditions could have a material adverse impact on our business.

In addition, we may seek to address public and political opposition to our business activities through voluntary limitations on our operations. These actions, however, divert time and resources away from our core business operations and strategies and may not achieve the results we desire. For example, as part of our response to public statements made by public interest groups and the former governor of Utah regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility, we voluntarily agreed with the former governor to withdraw a request for a license amendment to increase our overall capacity at our Clive facility.

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

We believe that the Clive facility has sufficient capacity for approximately 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a pending license amendment to convert volume originally intended for 11e(2) waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal from 95 million cubic feet to approximately 140 million cubic feet. Our projected capacity to dispose of Class A LLRW would be materially reduced if we were unable to obtain the license amendment or if material modifications are required to obtain the license amendment. We have assumed that we will obtain the pending license amendment because, among other reasons, we entered into an agreement in 2007 with the governor of the State of Utah which specifically stated support for conversion of 11e(2) volume to a Class A LLRW disposal volume and we believe we continue to have gubernatorial support for this license amendment. There can be no assurance, however, that we will be able to obtain the needed license amendment, particularly given the politically sensitive nature of our business as described above. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be utilized more quickly than projected. Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business, and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

We may fail to win re-bids in the U.K. for the Magnox decommissioning contracts currently held by our subsidiary EnergySolutions EU Limited.

The NDA contracts (the “Magnox Contracts”) held by EnergySolutions EU Limited through its subsidiary Magnox Limited (formerly held by the Magnox North Limited and Magnox South Limited subsidiaries), in relation to the Magnox North sites and the Magnox South sites (the “Magnox Sites”) have been extended and are scheduled to expire March 31, 2014. We do not believe the NDA will extend the Magnox Contracts any further. During the contract year ended March 31, 2011, we recognized revenue of $1.0 billion from these contracts. We currently expect the competition for these contracts to commence in 2012 and be completed at some point in 2013. We expect the re-bid of the Magnox Contracts and other material contracts under which we perform will involve intense competition. We anticipate competing for the re-bid of the Magnox Contracts by teaming with a partner which will reduce our ownership percentage of the re-bid opportunity.  Our failure to win the re-bid would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner will reduce the revenue and profits accruing to us from these contracts.

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

Waste Control Specialists has announced it will commence operations and begin accepting commercial Class A, B and C LLRW by the end of 2011 at its site near Andrews, Texas. In addition, other competitors have requested regulatory relief from the NRC to dispose of extremely low-level commercial Class A waste in non-licensed facilities such as specialized landfills. These developments present additional competitive risks that could adversely affect our business, particularly as it relates to the revenue and gross profits from the operation of our Clive facility.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

April 1, 2011 – June 30, 2011	17,480	$6.61	17,480	—

(1) Shares cancelled as payment for minimum statutory withholding taxes upon the vesting of restricted stock issued pursuant to equity based employee benefit plans.

Item 6.  Exhibits.

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS *	XBRL Instance Document (furnished herewith).
101.SCH *	XBRL Taxonomy Extension Schema (furnished herewith).
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).
101.DEF *	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).
101.LAB *	XBRL Taxonomy Extension Label Linkbase (furnished herewith).
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith).

*    Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2011.

ENERGYSOLUTIONS, INC.

By:	/s/ WILLIAM R. BENZ
William R. Benz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS *	XBRL Instance Document (furnished herewith).
101.SCH *	XBRL Taxonomy Extension Schema (furnished herewith).
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).
101.DEF *	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).
101.LAB *	XBRL Taxonomy Extension Label Linkbase (furnished herewith).
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith).

*    Submitted electronically with this report.