Form 10-Q/A
period 2010-09-30
EnergySolutions, Inc.
filed 2011-09-19
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 5, 2010, 88,621,825 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

EnergySolutions, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2010 (the “Original Form 10-Q”), at the request of the SEC to provide in the Original Form 10-Q its previously disclosed restated unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010. In addition, this amended periodic report reflects the revisions necessary to address the restatement to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I and updated XBRL data files in Item 6 of Part II.  This restated financial information has previously been reported in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 under the caption “Selected Financial Data” included in Item 6 therein.

As disclosed in the Original Form 10-Q for the quarter ended September 30, 2010, as of the date of its filing we were in the process of seeking the views of the staff of the SEC Office of the Chief Accountant regarding our accounting for the Zion Station transaction. The Zion Station transaction is a first-of-its-kind approach to decommissioning developed by EnergySolutions, involving accounting treatment for portions of the arrangement that had no prior authority or precedence. The discussions with the SEC continued until late March 2011. As a result of those discussions, we revised our initial accounting model for the Zion Station transaction and, accordingly, we restated our previously reported unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 and included the restated information in our Annual Report on Form 10-K, as amended, as mentioned above. The accounting methodology we now utilize for the Zion Station transaction includes recording the following balances at the inception of the project:  nuclear decommissioning trust (“NDT”) fund, deferred costs, deferred revenue, deferred tax liability, and an asset retirement obligation (“ARO”). The impact for transactions related to the ARO are included within cost of revenue and earnings or losses from the NDT fund investments are included in other income (expense) in the restated unaudited condensed consolidated statement of operations.

We are restating in this periodic report amendment our previously filed unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 at the request of the SEC because we did not in the Original Form 10-Q record the deferred revenue or deferred cost balances related to this transaction on the unaudited condensed consolidated balance sheet nor did we record the accretion expense, the ARO settlement gain or the earnings on the NDT fund investments within the unaudited condensed consolidated statement of operations, due to our utilization of our previously proposed accounting model for the transaction.  We also determined that the planning contract we had entered into to perform certain activities prior to the closing of the transaction with Exelon was part of a multiple element arrangement and its previously recognized gross margin should be deferred and recognized over the duration of the project.

This Quarterly Report on Form 10-Q/A (Amendment No. 1) has not been updated for events or information subsequent to the date of the filing of the Original Form 10-Q, except in connection with the foregoing, and should be read in conjunction with the Company’s other filings made with the SEC since the date of the filing of the Original Form 10-Q. For convenience and ease of reference, this amended periodic report sets forth the Original Form 10-Q filing in its entirety, as amended where necessary to reflect the restatement.

i

ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

For the Three and Nine Months Ended September 30, 2010

ii

PART I

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(in thousands of dollars, except per share information)

	September 30, 2010	December 31, 2009
	(Unaudited) (As Restated)
Assets
Current assets:
Cash and cash equivalents	$89,621	$15,913
Accounts receivable, net of allowance for doubtful accounts	268,949	260,380
Costs and estimated earnings in excess of billings on uncompleted contracts	113,057	115,651
Income tax receivable	530	3,658
Prepaid expenses	6,431	9,135
Deferred income taxes	—	2,701
Nuclear decommissioning trust fund investments	90,399	—
Deferred costs, current portion	99,339	15,651
Other current assets	6,501	6,417
Total current assets	674,827	429,506
Property, plant and equipment, net	121,325	122,696
Goodwill	481,514	516,849
Other intangible assets, net	291,166	310,203
Nuclear decommissioning trust fund investments	739,928	—
Restricted cash and decontamination and decommissioning deposits	338,812	24,273
Deferred costs, less current portion	667,917	—
Other noncurrent assets	153,891	107,648
Total assets	$3,469,380	$1,511,175
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,600	$19,071
Accounts payable	105,810	110,247
Accrued expenses and other current liabilities	208,257	167,503
Facility and equipment decontamination and decommissioning liabilities	95,462	—
Deferred income taxes	2,427	—
Unearned revenues	122,069	12,447
Total current liabilities	539,625	309,268
Long-term debt, less current portion	835,408	505,040
Pension liability	122,302	80,306
Facility and equipment decontamination and decommissioning liabilities	733,326	63,488
Deferred income taxes	88,824	47,743
Unearned revenues, less current portion	672,417	—
Other noncurrent liabilities	2,991	5,168
Total liabilities	2,994,893	1,011,013
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,606,756 and 88,361,604 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	886	884
Additional paid-in capital	495,770	492,541
Accumulated other comprehensive loss	(20,013)	(20,761)
Retained earnings (deficit)	(4,165)	26,381
Total EnergySolutions stockholders’ equity	472,478	499,045
Noncontrolling interests	2,009	1,117
Total stockholders’ equity	474,487	500,162
Total liabilities and stockholders’ equity	$3,469,380	$1,511,175

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2010 and 2009

(in thousands of dollars, except per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Revenues	$417,656	$364,853	$1,301,885	$1,175,547
Cost of revenues	(368,654)	(320,910)	(1,165,621)	(1,034,678)
Gross profit	49,002	43,943	136,264	140,869
Selling, general and administrative expenses	(37,919)	(25,631)	(97,066)	(86,730)
Impairment of goodwill	—	—	(35,000)	—
Equity in income of unconsolidated joint ventures	3,952	2,819	10,165	5,945
Income from operations	15,035	21,131	14,363	60,084
Interest expense	(33,831)	(6,368)	(52,374)	(21,789)
Other income (expenses), net	29,923	169	30,943	(730)
Income (loss) before income taxes and noncontrolling interests	11,127	14,932	(7,068)	37,565
Income tax expense	(16,053)	(1,742)	(20,078)	(8,367)
Net income (loss)	(4,926)	13,190	(27,146)	29,198
Less: Net income attributable to noncontrolling interests	(735)	(334)	(1,188)	(885)
Net income (loss) attributable to EnergySolutions	$(5,661)	$12,856	$(28,334)	$28,313
Net income (loss) attributable to EnergySolutions per share:
Basic	$(0.06)	$0.15	$(0.32)	$0.32
Diluted	$(0.06)	$0.15	$(0.32)	$0.32
Shares used to calculate net income (loss) attributable to EnergySolutions per share:
Basic	88,582,398	88,315,158	88,504,525	88,308,870
Diluted	88,582,398	88,557,831	88,504,525	88,390,569
Cash dividends declared per common share	$0.025	$0.025	$0.075	$0.075
Comprehensive income (loss):
Net income (loss)	$(4,926)	$13,190	$(27,146)	$29,198
Foreign currency translation adjustment	7,248	(22,178)	880	(21,233)
Change in unrecognized actuarial gain (loss)	42	77	(132)	2,260
Comprehensive income (loss)	2,364	(8,911)	(26,398)	10,225
Comprehensive income attributable to noncontrolling interests	(735)	(334)	(1,188)	(885)
Comprehensive income (loss) attributable to EnergySolutions	$1,629	$(9,245)	$(27,586)	$9,340

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2010

(in thousands of dollars, except per share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
Balance at December 31, 2009	88,361,604	$884	$492,541	$(20,761)	$26,381	$1,117	$500,162
Net income (loss) (as restated)	—	—	—	—	(28,334)	1,188	(27,146)
Distributions to noncontrolling interest	—	—	—	—	—	(296)	(296)
Dividend distributions	—	—	(4,426)	—	(2,212)	—	(6,638)
Equity-based compensation	—	—	8,032	—	—	—	8,032
Vesting of restricted stock	306,979	2	(2)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(61,827)	—	(375)	—	—	—	(375)
Change in unrecognized actuarial loss	—	—	—	(132)	—	—	(132)
Foreign currency translation	—	—	—	880	—	—	880
Balance at September 30, 2010 (as restated)	88,606,756	$886	$495,770	$(20,013)	$(4,165)	$2,009	$474,487

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(As Restated)
Cash flows from operating activities
Net income (loss)	$(27,146)	$29,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	36,245	33,896
Equity-based compensation expense	8,032	8,697
Foreign currency transaction gain	(45)	(650)
Deferred income taxes	12,620	3,832
Write-off of debt financing fees	19,070	—
Amortization of debt financing fees	4,819	3,167
Impairment of goodwill	35,000	—
Gain on disposal of property, plant and equipment	(213)	(5)
Unrealized (gain) loss on derivative contracts	(1,091)	2,746
Unrealized gain on nuclear decommissioning trust fund investments	(18,178)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,143)	(48,884)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,790	(10,470)
Income tax receivable	3,128	(1,791)
Inventories	711	(1,399)
Prepaid expenses and other current assets	13,767	25,484
Accounts payable	(3,309)	21,317
Accrued expenses and other current liabilities	43,025	(1,480)
Unearned revenues	14,963	(6,452)
Facility and equipment decontamination and decommissioning liabilities	(5,702)	1,175
Restricted cash and decontamination and decommissioning deposits	940	1,725
Other noncurrent assets	(42,702)	(42,602)
Other noncurrent liabilities	39,594	38,329
Net cash provided by operating activities	126,175	55,833
Cash flows from investing activities
Purchases of property, plant and equipment	(11,665)	(15,059)
Purchase of investments in nuclear decommissioning trust fund	(364,047)	—
Proceeds from sales of nuclear decommissioning trust fund investments	353,327	—
Purchases of intangible assets	(845)	(558)
Proceeds from disposition of property, plant and equipment	143	22
Net cash (used in) investing activities	(23,087)	(15,595)
Cash flows from financing activities
Net proceeds from issuance of senior notes	296,070	—
Net proceeds from issuance of long-term debt	546,000	—
Retirement of long-term debt	(524,111)	—
Restricted cash held as collateral of letter of credit obligations	(315,479)	—
Repayments of long-term debt	(1,400)	(47,646)
Dividends to stockholders	(6,638)	(6,623)
Distributions to noncontrolling interests partners	(296)	(762)
Minimum tax withholding on restricted stock awards	(375)	(5,839)
Settlement of interest rate contracts	(1,555)	—
Debt financing fees	(23,196)	(4,564)
Repayments of capital lease obligations	(513)	(1,078)
Net cash (used in) financing activities	(31,493)	(66,512)
Effect of exchange rate on cash	2,113	(782)
Net increase (decrease) in cash and cash equivalents	73,708	(27,056)
Cash and cash equivalents, beginning of period	15,913	48,448
Cash and cash equivalents, end of period	$89,621	$21,392

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

We provide our services through four segments: Federal Services; Commercial Services; Logistics, Processing and Disposal (“LP&D”); and International. Our Federal Services segment derives revenues from United States (“U.S.”) government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and the U.S. Department of Defense (“DOD”). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the U.S. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International segment derives revenues primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services for the disposal of radioactive sources from non-nuclear power generating facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date we filed these financial statements in our Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010.

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

(2) Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Effective

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. This guidance is effective for us on January 1, 2011. We are currently evaluating the potential impact of the adoption of this guidance but we do not expect it to have a material impact on the Company’s results of operations, financial position or cash flows.

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

(3) Restatement

As disclosed in our Original Form 10-Q, we were in the process of seeking the views of the staff of the SEC Office of the Chief Accountant regarding our accounting for the Zion Station transaction. The Zion Station transaction, a first-of-its-kind approach to decommissioning developed by EnergySolutions, involved accounting treatment for portions of the arrangement that had no prior authority or precedence. The discussions with the SEC continued until late March 2011. As a result of those discussions, we revised our accounting model for the Zion Station transaction and concluded that our previously reported unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 should be restated. The accounting methodology we utilize for the transactions related to decommissioning of the Zion Station includes recording the following balances at the inception of the project:  nuclear decommissioning trust (“NDT”) fund, deferred costs, deferred revenue, deferred tax liability, and an asset retirement obligation (“ARO”). The impact for transactions related to the ARO are included within cost of revenue and earnings or losses from the NDT fund investments are included in other income (expense) in the unaudited condensed consolidated statement of operations.

Although we entered into this contract in December 2007, we postponed the closing of the Zion Station transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning contract in our unaudited condensed consolidated statements of operations, with $5.1 million in revenue being deferred over the period of D&D work.

On the date of the closing, the NDT fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investments returns arising therein, remains restricted solely to that purpose. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the unaudited condensed consolidated income statement as other income or expense. As part of this transaction, we have assumed Exelon’s cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. To the extent that the NDT fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the NDT fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the asset retirement obligations for the plant, and we have established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO will follow ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus the original profit margin, and recognition of the ARO gain as the obligation is settled. The ARO gain results from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed, we recognize gain if actual costs are less than the estimated costs plus the third-party profit. Accretion expense and the ARO gain are recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is recorded to cost of revenue in the statement of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

The information presented in the following tables has been adjusted to reflect our restatement resulting from our review of our accounting treatment for the Zion Station transaction as more fully described in the “Explanatory Note” immediately preceding Part I, Item 1.

CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2010
(in thousands)

	As Reported	Adjustment	As Restated
Assets
Costs and estimated earnings in excess of billings on uncompleted contracts(1)	$119,133	$(6,076)	$113,057
Income tax receivable(2)	6,625	(6,095)	530
Other current assets(3)	9,575	95,848	105,423
Total current assets	591,149	83,678	674,827
Other noncurrent assets(3)	153,892	667,917	821,809
Total assets	$2,717,786	$751,594	$3,469,380
Liabilities and Stockholders’ Equity
Accrued expenses and other current liabilities(4)	$209,957	$(1,700)	$208,257
Facility and equipment decontamination and decommissioning liabilities(5)	87,957	7,505	95,462
Deferred income taxes(2)	3,792	(1,365)	2,427
Unearned revenue(6)	25,712	96,357	122,069
Total current liabilities	438,828	100,797	539,625
Facility and equipment decontamination and decommissioning liabilities(5)	685,763	47,563	733,326
Deferred income taxes(2)	51,469	37,355	88,824
Unearned revenue(6)	—	672,417	672,417
Other noncurrent liabilities(7)	124,218	(121,227)	2,991
Accumulated deficit for the current period(8)	(18,854)	14,689	(4,165)
Total liabilities and stockholders’ equity	$2,717,786	$751,594	$3,469,380

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

(3)                                 Initial deferred cost balance related to the Zion transaction as of September 1, 2010, net of amortization of costs.

(4)                                 Reversal of accrued expenses previously recorded for incurred costs on decommissioning work at Zion Station for the month ended September 30, 2010.

(5)                                 To reflect an increase to the initial Zion Station ARO balance recorded at September 1, 2010, offset by accretion expense and Zion Station ARO settlement gains.

(6)                                 Initial Zion Station deferred revenue balance, net of revenue earned.

(7)                                 Reversal of the amount due to Exelon previously recorded.

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

Adjustments to restate selected financial data for the quarter ended September 30, 2010:

(1)                                 Net impact of the recognition of the Zion Station deferred revenue using the proportional performance method, after consideration of the deferral of the $5.1 million gain related to the planning contract.

(2)                                 Net impact of amortization of deferred costs plus Zion Station ARO accretion expense offset by Zion Station ARO settlement gains.

(3)                                 Reversal of selling, general and administrative expenses allocated to the Zion Station project.

(4)                                 To record investment gains and losses earned in the NDT fund.

(5)                                 To record the income tax impact of adjustments in (1) to (4).

The impact of the revised accounting for the Zion Station transaction did not affect the unaudited consolidated statements of cash flows as previously reported and as restated for the three and nine months ended September 30, 2010. There was no change to cash provided by or (used in) operating, investing and financing activities, or a net increase (decrease) in cash during the periods.

(4) Trust Fund Investments

The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station nuclear power plant. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of September 30, 2010, investments held by the NDT fund, net, totaled $830.3 million, and are included in current and other long-term assets in the accompanying condensed consolidated balance sheets, depending on expected timing of usage of funds.

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

NDT fund investments by major class consisted of the following (in thousands):

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

With respect to individually held equity securities, the trustee obtains prices from pricing services, whose prices are obtained from direct feeds from market exchanges. The fair values of equity securities held directly by the NDT fund are based on quoted prices in active markets and are categorized in Level 1. Equity securities held individually are primarily traded on the New York Stock Exchange and NASDAQ-Global Select Market, which contain only actively traded securities due to the volume trading requirements imposed by these exchanges.

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

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $523.4 million as of September 30, 2010, and $516.5 million as of December 31, 2009. The carrying value of our senior secured credit facility was $558.6 million as of September 30, 2010, and $519.1 million as of December 31, 2009. As of September 30, 2010, we also had outstanding senior notes obligations with a carrying amount of $300.0 million and a fair market value of approximately $357.9 million.

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

(6) Goodwill

As of September 30, 2010 and December 31, 2009, the Company had recorded approximately $481.5 million and $516.8 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the nine months ended September 30, 2010, we recorded $0.4 million in translation losses related to goodwill denominated in foreign currencies.

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

(8) Credit Facilities

Senior Secured Credit Facility

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560.0 million at a discount of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million. The revolving portion of the senior secured credit facility includes a sublimit of $100.0 million for letters of credit, of which $9.6 million were issued as of September 30, 2010. The proceeds of the senior secured credit facility were used to: (a) repay outstanding indebtedness under the former credit agreements; (b) collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit; (c) replace synthetic letters of credit issued under the former credit agreements; and (d) provide credit support for obligations acquired under the Exelon Agreements.

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

“Adjusted LIBOR” is defined as, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBOR, when used in reference to the Term Loan, will at no time be less than 1.75% per annum.

“ABR” is defined as the highest of (a) the administrative agent’s Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBOR from time to time for an interest period of one month, plus 1.00%; provided that ABR, when used in reference to the Term Loan, will at no time be less than 2.75% per annum.

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

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.75 from the quarter ended September 30, 2010 through the quarter ending December 31, 2010, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2010 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2010, our total leverage and cash interest coverage ratios were 3.14 and 5.05, respectively.

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

Senior Notes

On August 13, 2010, we completed a private offering of $300 million 10.75% Senior Notes due 2018 (the “Notes”) at a discount of 1.3%. The Notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The Notes rank in equal right of payment to all existing and future senior debt and to all future subordinated debt.

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

If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase.

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

In connection with the sale of the Notes, we entered into a registration rights agreement, dated August 13, 2010 (the “Registration Rights Agreement”), with the representative of the initial purchasers of the Notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the Notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the Notes if the exchange offer is not consummated within the required time period stated in the Registration Rights Agreement.

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

Our facility and equipment decontamination and decommissioning liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
	(As restated)
Facilities and equipment ARO—Zion	$764,827	$—
Facilities and equipment ARO—Clive, UT	27,800	26,039
Facilities and equipment ARO—other	25,892	25,497
Total facilities and equipment ARO	818,519	51,536
Barnwell Closure	10,269	11,952
	828,788	63,488
Less: current portion	(95,462)	—
	$733,326	$63,488

The following is a reconciliation of our facility and equipment ARO as of September 30, 2010 (in thousands):

	September 30, 2010	December 31, 2009
	(As restated)
Beginning Balance as of January 1	$51,536	$46,850
Liabilities incurred	767,088	609
Liabilities settled	(4,093)	(110)
Accretion expense	2,493	1,589
ARO estimate adjustments	1,495	2,598
Ending liability	$818,519	$51,536

For certain of our D&D obligations, we are required to provide financial assurance in the form of a restricted cash account, a deposit in escrow, a trust fund, or an insurance policy. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations. Accordingly, as of September 30, 2010, we have non-current restricted cash of $0.3 million related to our Clive facility, and it is included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. We also have the NDT fund to fund the decommissioning obligation for the Zion Station. The NDT fund balance as of September 30, 2010 was $830.3 million, and is included in NDT fund investments in the accompanying consolidated balance sheets. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of September 30, 2010 was $10.3 million which is included in restricted cash and decontamination and decommissioning deposits in the accompanying condensed consolidated balance sheets. In connection with the execution of the Exelon agreements and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station. This letter of credit is cash-collateralized, with the funds included in non-current restricted cash in the accompanying condensed consolidated balance sheets.

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

The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares—basic	88,582,398	88,315,158	88,504,525	88,308,870
Dilutive effect of restricted stock and stock options	—	242,673	—	81,669
Weighted average common shares—diluted	88,582,398	88,557,831	88,504,525	88,390,569
Anti-dilutive securities not included above	7,760,777	5,847,979	7,419,496	5,858,879

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

(14) Income Taxes

We recognized income tax expense of $16.1 million for the three months ended September 30, 2010, and $20.1 million for the nine months ended September 30, 2010, based on an effective tax rate on our consolidated operations of negative 243.2%. Our negative effective tax rate is the combined result of a pretax book loss for the nine months ended September 30, 2010, and tax expense for the same period resulting primarily from the realization of income and tax expense in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which we could not record a tax benefit, the goodwill impairment charge that is not deductible for tax, and the recording of tax expense related to an increase of $8.6 million in the valuation allowance for certain existing domestic and foreign deferred tax assets.

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

(15) Segment Reporting and Business Concentrations

We provide our services through four segments: Federal Services (“FS”), Commercial Services (“CS”), Logistics, Processing and Disposal (“LP&D”), and International. The following table presents segment information as of and for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30, 2010 (As Restated)
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$81,158	$43,958	$70,417	$222,123	$—	$417,656
Income (loss) from operations(2)	6,660	2,080	28,543	1,328	(23,576)	15,035
Depreciation, amortization and accretion expense	685	2,302	4,399	1,863	3,602	12,851
Purchases of property, plant and equipment	163	403	4,498	46	547	5,657

	For the Three Months Ended September 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$77,007	$21,254	$52,681	$213,911	$—	$364,853
Income (loss) from operations(3)	8,690	4,699	18,189	3,631	(14,078)	21,131
Depreciation and amortization expense	475	459	6,069	226	3,072	10,301
Purchases of property, plant and equipment	—	1,633	2,242	170	2,359	6,404

	As of and for the Nine Months Ended September 30, 2010 (As Restated)
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$262,828	$89,500	$189,397	$760,160	$—	$1,301,885
Income (loss) from operations(2)	(13,258)	8,176	59,286	18,873	(58,714)	14,363
Depreciation, amortization and accretion expense	2,029	3,099	15,460	5,543	10,114	36,245
Goodwill	108,514	90,129	231,325	51,546	—	481,514
Other long-lived assets(4)	31,121	19,411	272,062	61,937	27,960	412,491
Purchases of property, plant and equipment	200	1,128	6,872	46	3,419	11,665
Total assets(5)	247,269	1,928,961	603,598	456,108	233,444	3,469,380

	As of and for the Nine Months Ended September 30, 2009
	FS	CS	LP&D	International	Corporate Unallocated Items	Consolidated
Revenues from external customers(1)	$217,809	$66,084	$160,299	$731,355	$—	$1,175,547
Income (loss) from operations(3)	22,081	11,659	53,592	23,272	(50,520)	60,084
Depreciation and amortization expense	1,102	1,305	16,608	4,995	9,886	33,896
Goodwill	143,514	90,129	233,193	51,915	—	518,751
Other long-lived assets(4)	34,452	17,969	218,309	79,681	90,952	441,363
Purchases of property, plant and equipment	3,968	1,897	2,786	282	6,126	15,059
Total assets(5)	278,679	151,616	537,221	450,801	166,241	1,584,558

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

During the quarter ended September 30, 2010, at the request of the NDA, a full organizational review of the Magnox business was undertaken which supersedes the previously reported Phase 2 structural review. The review has recommended the re-combination of Magnox North Limited and Magnox South Limited into a single entity; the proposal has been approved by the NDA and plans are being developed to implement the change in early 2011. The manpower consequences of the review are still being evaluated; however, it is expected to result in an additional reduction in force of in excess of 1,000 employees over the next 4 to 5 years. This is a structural reorganization across the whole business affecting all sites. The high level termination plan related to the reorganization has also been presented to the NDA.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this quarterly report, as amended, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The information presented in the following tables has been adjusted to reflect our restatement resulting from our review of our accounting treatment for the Zion Station transaction as is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1.

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

Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K filed March 1, 2010 and this report under “Item 1A—Risk Factors.” Our SEC filings are available publicly on the SEC’s website at www.sec.gov, on EnergySolutions’

website at www.energysolutions.com or upon request from EnergySolutions’ Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide our services through four segments: Federal Services, Commercial Services, Logistics, Processing and Disposal (“LP&D”) and International. Our Federal Services segment derives revenues from United States (“U.S.”) government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and the U.S. Department of Defense (“DOD”). Our Commercial Services segment provides a broad range of on-site services, including D&D, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities with nuclear materials, as well as state agencies in the U.S. Our LP&D segment provides a broad range of logistics, transportation, processing and disposal services to government and commercial customers. This segment also operates our facilities for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. In cases where a project involves the provision of both specialized nuclear services and processing and disposal services, our Federal Services or Commercial Services segment, depending on the type of customer, and our LP&D segment will coordinate to provide integrated services. Our International segment has contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission 10 Magnox sites with 22 nuclear reactors. In addition, our International segment provides turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Exelon Transaction

On December 11, 2007, we, through our subsidiary ZionSolutions, LLC (“ZionSolutions”), entered into certain agreements with Exelon Generation Company LLC (“Exelon”), (“the Exelon Agreements”) to dismantle Exelon’s Zion nuclear facility located in Zion, Illinois (“Zion Station”), which ceased operation in 1998. The transaction closed on September 1, 2010. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon’s transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The Nuclear Regulatory Commission (“NRC’) approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (“License Transfer”).

To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance required of a licensee under the NRC’s regulations.

Results of Operations

The following table shows certain items from our income statements for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(As restated)		(As restated)
Revenues:
Federal Services Segment	$81,158	$77,007	$262,828	$217,809
Commercial Services Segment	43,958	21,254	89,500	66,084
LP&D Segment	70,417	52,681	189,397	160,299
International Segment	222,123	213,911	760,160	731,355
Total revenues	417,656	364,853	1,301,885	1,175,547
Cost of revenues:
Federal Services Segment	(73,121)	(66,195)	(238,701)	(189,976)
Commercial Services Segment	(40,815)	(15,181)	(76,641)	(49,421)
LP&D Segment	(39,845)	(33,176)	(124,035)	(100,996)
International Segment	(214,873)	(206,358)	(726,244)	(694,285)
Total cost of revenues	(368,654)	(320,910)	(1,165,621)	(1,034,678)
Gross profit:
Federal Services Segment	8,037	10,812	24,127	27,833
Commercial Services Segment	3,143	6,073	12,859	16,663
LP&D Segment	30,572	19,505	65,362	59,303
International Segment	7,250	7,553	33,916	37,070
Total gross profit	49,002	43,943	136,264	140,869
Segment selling, general and administrative expenses:
Federal Services Segment	(5,329)	(4,941)	(12,550)	(11,697)
Commercial Services Segment	(1,063)	(1,374)	(4,683)	(5,004)
LP&D Segment	(2,029)	(1,316)	(6,076)	(5,711)
International Segment	(5,922)	(3,922)	(15,043)	(13,798)
Total segment selling, general and administrative expenses	(14,343)	(11,553)	(38,352)	(36,210)
Segment operating income:
Federal Services Segment	2,708	5,871	11,577	16,136
Commercial Services Segment	2,080	4,699	8,176	11,659
LP&D Segment	28,543	18,189	59,286	53,592
International Segment	1,328	3,631	18,873	23,272
Total segment operating income	34,659	32,390	97,912	104,659
Corporate selling, general and administrative expenses	(23,576)	(14,078)	(58,714)	(50,520)
Impairment of goodwill(1)	—	—	(35,000)	—
Equity in income of unconsolidated joint ventures(1)	3,952	2,819	10,165	5,945
Total income from operations	15,035	21,131	14,363	60,084
Interest expense	(33,831)	(6,368)	(52,374)	(21,789)
Other income (expense), net	29,923	169	30,943	(730)
Income (loss) before income taxes and noncontrolling interests	11,127	14,932	(7,068)	37,565
Income tax expense	(16,053)	(1,742)	(20,078)	(8,367)
Net income (loss)	(4,926)	13,190	(27,146)	29,198
Less: Net income attributable to noncontrolling interests	(735)	(334)	(1,188)	(885)
Net income (loss) attributable to EnergySolutions	$(5,661)	$12,856	$(28,334)	$28,313

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

Revenues and cost of revenues from our subsidiary, EnergySolutions Performance Strategies, increased $6.6 million and $5.8 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to additional American Recovery and Reinvestment Act (“ARRA”) funding received to support increased environmental remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio. As a result, gross profit increased $0.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

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

Commercial Services Segment

Revenues and cost of revenues in our Commercial Services segment increased $22.7 million and $25.6 million, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross profit decreased $2.9 million and gross margin decreased to 7.1% for the three months ended September 30, 2010 from 28.6% for the three months ended September 30, 2009 due primarily to the relative profitability of the major projects being performed in each period.

On September 1, 2010, we closed the agreement with Exelon and began the decommissioning work to dismantle the Zion Station nuclear power plant located in Zion, Illinois. As such, we recognized revenue and cost of revenue in the amounts of $23.5 million and $24.9 million, respectively, for the period ended September 30, 2010.  A gross loss in the amount of $1.4 million was incurred for the period ended September 30, 2010 primarily as a result of the impact of accretion expense recorded for the related ARO exceeding the ARO settlement gain, both of which are recorded in cost of revenues. All other costs incurred between December 2007 and August 2010, associated with the execution of the planning phase of the contract, were deferred and will be recognized over the life of the decommissioning project along with the corresponding revenue and it is expected to contribute approximately $5.1 million in gross margin to the project.

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

Other income (expense), net

Other income (expense), net, increased $29.8 million to $29.9 million for the three months ended September 30, 2010 from $0.1 million for the three months ended September 30, 2009. The increase is primarily attributable to a $28.9 million net increase in investment income earned on our investments in the nuclear decommissioning trust (“NDT”) fund for the three months ended September 30, 2010, and to $0.7 million increase in the fair value liability of our interest rate collar contract for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and $0.8 million increase in foreign exchange transaction gains recorded for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. These increases were offset by $0.6 million decrease in other interest income for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Income taxes

For the three months ended September 30, 2010, we recognized income tax of $16.1 million based on an estimated annual effective tax rate of 243.2% on our consolidated operations. For the three months ended September 30, 2009, we recognized income tax expense of $1.7 million based on an estimated annual effective tax rate of 22.8% on our consolidated operations. The income tax expense results primarily from having taxable income in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which the Company could not record a tax benefit and the recording of $8.6 million tax expense related to an increase in the valuation allowance for certain existing domestic and foreign deferred tax assets.

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

Commercial Services Segment

Revenues and cost of revenues in our Commercial Services segment increased $23.4 million and $27.2 million, respectively, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Gross profit decreased $3.8 million and gross margin decreased to 14.4% for the nine months ended September 30, 2010 from 25.2% for the nine months ended September 30, 2009 due primarily to the relative profitability of the major projects being performed in each period.

On September 1, 2010, we closed the agreement with Exelon and began the decommissioning work to dismantle the Zion Station nuclear power plant located in Zion, Illinois. As such, we recognized revenue and cost of revenue in the amounts of $23.5 million and $24.9 million, respectively, for the period ended September 30, 2010.  A gross loss in the amount of $1.4 million was incurred for the period ended September 30, 2010 primarily as a result of the impact of accretion expense recorded for the related ARO exceeding the ARO settlement gain, both of which are recorded in cost of revenues. All other costs incurred between December 2007 and August 2010, associated with the execution of the planning phase of the contract, were deferred and will be recognized over the life of the decommissioning project along with the corresponding revenue and it is expected to contribute approximately $5.1 million in gross margin to the project.

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

Other income (expense), net

Other income (expense), net, increased $31.6 million to a net other income of $30.9 million for the nine months ended September 30, 2010 from a net other expense of $0.7 million for the nine months ended September 30, 2009. The increase is primarily attributable to a $28.9 million net increase in investment income earned on our investments in the NDT fund for the nine months ended September 30, 2010 and $2.8 million net increase in the fair value of our interest rate collar contract from a net loss of $1.7 million for the nine months ended September 30, 2009, to a net gain of $1.1 million for the three months ended September 30, 2010.

Income taxes

For the nine months ended September 30, 2010, we recognized income tax expense of $20.1 million based on an estimated annual effective tax rate of negative 243.19% on our consolidated operations. For the nine months ended September 30, 2009, we recognized income tax expense of $8.4 million based on an estimated annual effective tax rate of 22.8% on our consolidated operations. Our negative effective tax rate is the combined result of a pretax book loss for the nine months ended September 30, 2010 and having tax expense for the same period. The income tax expense results primarily from having taxable income in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which the Company could not record a tax benefit, the goodwill impairment charge that is not deductible for tax, and the recording of tax expense related to an increase in the valuation allowance for certain existing domestic and foreign deferred tax assets.

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

During the nine months ended September 30, 2010, our cash and cash equivalents increased $73.7 million, to $89.6 million. This compares to a decrease in cash and cash equivalents of $27.1 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we generated $126.2 million in cash from operating activities, which included net losses of $27.1 million and significant non-cash expenses including impairment of goodwill of $35.0 million, write-off of deferred financing costs $19.1 million, depreciation, amortization and accretion expense of $36.2 million and equity-based compensation expense of $8.0 million. Cash flows from operating activities were also provided from increases of $43.0 million in accrued expenses and other current liabilities primarily due to timing of payments to vendors of Magnox contracts in the U.K., increases of $15.0 million in unearned revenues and decreases of $7.4 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts primarily due to collection of funds from customers.

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

The senior unsecured notes were sold in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the U.S. under Regulation S of the Securities Act. The senior notes are more fully described below under section—Senior Notes).

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

Senior Secured Credit Facility

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A. (the administrative agent), consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105 million. The revolving portion of the senior secured credit facility includes a sublimit of $100.0 million for letters of credit, of which $9.6 million were issued as of September 30, 2010. The proceeds of the senior secured credit facility were used to: (a) repay outstanding indebtedness under the former credit agreements; (b) collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit; (c) replace synthetic letters of credit issued under the former credit agreements; and (d) provide credit support for obligations acquired under the Exelon Agreements.

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

“Adjusted LIBOR” is defined as, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBOR, when used in reference to the Term Loan, will at no time be less than 1.75% per annum.

“ABR” is defined as the highest of (a) the administrative agent’s Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBOR from time to time for an interest period of one month, plus 1.00%; provided that ABR, when used in reference to the Term Loan, will at no time be less than 2.75% per annum.

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

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.75 from the quarter ended September 30, 2010 through the quarter ending December 31, 2010, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2010 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2010, our total leverage and cash interest coverage ratios were 3.14 and 5.05, respectively.

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

Senior Notes

On August 13, 2010, we completed a private offering of $300 million 10.75% Senior Notes due 2018 (the “Notes”) at a discount of 1.3%. The Notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The Notes rank in equal right of payment to all existing and future senior debt and to all future subordinated debt.

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

If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase.

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

In connection with the sale of the Notes, we entered into a registration rights agreement, dated August 13, 2010 (the “Registration Rights Agreement”), with the representative of the initial purchasers of the Notes. Under the Registration Rights Agreement, we agreed to use our commercially reasonable best efforts to file and cause to become effective a registration statement with respect to an exchange of the Notes. We also agreed to file, if obligated, a shelf registration statement relating to the resale of the Notes if the exchange offer is not consummated within the required time period stated in the Registration Rights Agreement.

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

On the date of the closing of the asset sale agreement, the trust fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investments returns arising therein, remains restricted solely to that purpose. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the income statement as other income (expense). As part of this transaction, we have assumed Exelon’s cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. To the extent that the trust fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon.  Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

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

PART II

Item 1.  Legal Proceedings.

On February 23, 2010, we executed a framework agreement with Sogin, SpA (“Sogin”), the Italian state-owned utility company, to provide decontamination and decommissioning (“D&D”) and radioactive materials management services in support of the clean-up of Sogin’s nuclear facilities. In connection with this work, we had previously applied to the Nuclear Regulatory Commission (“NRC”) to import material from Italy, to process it at our facility in Tennessee, dispose of the residual material at our Clive, Utah facility, and to export to Italy any material that could not be disposed of at Clive. We believe that our import and export license applications were consistent with all applicable laws and regulations and with past practices. Although the Italian material to be processed (metals, paper and clothing) is the same type of material that we routinely process for our domestic nuclear industry customers, our proposal to import this material from Italy generated local and national expressions of opposition. We recently made arrangements to return any of the residual waste material for disposal in Italy. Accordingly, we recently withdrew our request to the NRC for the import and export licenses and plan to submit new license applications to perform this work.

The NRC has issued numerous licenses over the past 10 years allowing the importation of low-level radioactive waste (“LLRW”) to be processed and ultimately disposed at our Clive facility. Under these licenses, our Clive facility has received Class A LLRW originating in Germany, Canada, France, Taiwan, and the United Kingdom (“U.K.”). Although the States of Tennessee and Utah confirmed to the NRC that the proposed Italian project is consistent with the licenses and permits issued by those states, the then-Governor of Utah announced on April 23, 2008 that Utah would vote against any proposal that would allow us to receive international waste at our Clive facility at the May 8, 2008 meeting of the Northwest Interstate Compact on Low-Level Radioactive Waste Management (the “Northwest Compact”).

On May 5, 2008, we filed a declaratory judgment action in the U.S. District Court of Utah (the “Declaratory Judgment Action”) asking the court to declare that (i) the Northwest Compact does not have regulatory authority over our Clive facility, which is a private commercial facility rather than a regional facility created by the Compact, (ii) the U.S.

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

On October 6, 2008, the NRC ordered the proceeding on our pending import and export license applications held in abeyance until the Declaratory Judgment Action has been resolved by the Courts. On May 15, 2009, the U.S. District Court for the District of Utah issued a Memorandum Decision And Order Granting In Part And Denying In Part Motions For Partial Summary Judgment (the “District Court Order”) finding that the Northwest Compact has no authority over, and therefore cannot restrict the flow of out-of-region waste to, our facility in Clive, Utah. The court later concluded that those holdings obviated the need for further proceedings, and entered final judgment in our favor on June 17, 2009. The defendants in the Declaratory Judgment Action have appealed the judgment to the U.S. Circuit Court of Appeals for the 10th Circuit. On November 9, 2010, the U.S. Circuit Court of Appeals for the 10th Circuit ruled that the Northwest Compact is statutorily and constitutionally permitted to exercise exclusionary authority over the Clive, Utah facility.

On July 23, 2010, we withdrew our applications to the NRC for the import and export licenses, and requested that the NRC dismiss the pending proceeding. We plan to submit new license applications that would provide that any residual waste material produced from the processing of Italian material would be returned to Italy and would not be disposed of in the United States.

On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees’ Retirement System vs. EnergySolutions, Inc. et al., was filed in the U.S. District Court for the Southern District of New York (the “Court”), Civil Number 09 CV 8633, and on October 12, 2009 a second complaint was filed in the same court captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil Number 09 CV 8648 (the “Related Actions”). On February 18, 2010 the Court consolidated the Related Actions and appointed the lead plaintiff. On April 20, 2010 the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., current and prior directors, certain officers, the lead underwriters in our initial public offering (“IPO”) in November 2007 and the secondary offering in July 2008 (the “July 2008 Offering”) and ENV Holdings, LLC, our former parent. The consolidated amended complaint alleges that the registration statements and prospectuses for the IPO and the July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein regarding the potential size of the nuclear services market, our ability to take advantage of opportunities in that market in the near term, the status and prospects of our rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, the status and prospects of our license stewardship initiative, and other matters. The consolidated amended complaint seeks to include all purchasers of our common stock from November 14, 2007 through October 14, 2008 as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 Offering, and such other relief as the court may find just and proper. On June 18, 2010, the defendants filed their motion to dismiss the consolidated amended complaint. Rather than oppose the defendants’ motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding the allegations in the consolidated amended complaint and adding new allegations regarding the Company’s life of plant agreements and the integrity of the revenue and earnings forecasts in the IPO and the July 2008 Offering registration statements and prospectuses. On September 17, 2010, the defendants filed their motion to dismiss the second consolidated amended complaint.

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

A significant amount of our business of processing and disposing of radioactive materials derives directly or indirectly from existing national and state laws, regulations and programs related to pollution and environmental protection. National, state and local environmental legislation and regulations require substantial expenditures to ensure compliance and impose liabilities for noncompliance. Accordingly, a real or perceived relaxation or repeal of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of these programs, could result in a material decline in demand for the nuclear services that we provide. The ultimate impact of any changes will depend upon a number of factors, including the overall strength of the economy and the industry’s views on the cost-effectiveness of remedies available under the changed laws and regulations.

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

•                  our contract with the Nuclear Decommissioning Authority (“NDA”), under which we generally recognize most efficiency fees in the first and fourth calendar quarter of each year;

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

Fluctuations in quarterly results, lower than anticipated revenues or our failure to meet financial guidance or published analysts’ forecasts, could have a negative effect on the price of our common stock.

Our international operations involve risks that could have a material adverse effect on our results of operations.

For the nine months ended September 30, 2010, we derived 58.4% of our revenues and 19.3% of our segment operating income from our operations outside of North America. For the nine months ended September 30, 2009, we derived 62.2% of our revenues and 22.2% or our segment operating income, from our operations outside of North America. Our business is dependent on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenues and operating income. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

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

The NDA contracts (the “Magnox Contracts”) held by EnergySolutions EU Limited through its subsidiaries, Magnox North Limited and Magnox South Limited, in relation to the Magnox North sites and the Magnox South sites (the “Magnox Sites”) currently extend through March 31, 2012 at which point the NDA has the ability to exercise its discretion and extend the contracts for a period that we believe will be 12 months. During the contract year ended March 31, 2010, we recognized revenues of $1.0 billion from these contracts. For the nine months ended September 30, 2010, 58.2% of our revenues were generated from the Magnox Contracts. For the nine months ended September 30, 2009, 62.0% of our revenues were generated from the Magnox Contracts. Based on the NDA’s announced bid schedule, we currently expect these contracts to be awarded in late 2012 for a term beginning in April 2013. If the Magnox Contracts or other material contracts which we have been awarded are re-bid, we expect the competition to be intense, and our failure to win the re-bid would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner could reduce the profits accruing to us from these contracts.

Our life-of-plant contracts may not remain in effect through a nuclear power plant’s decontamination and decommissioning or may subject us to additional liabilities.

Although our life-of-plant contracts are intended to provide us with revenue streams from the processing and disposal of substantially all LLRW and mixed low-level waste (“MLLW”) generated over the remaining lives of nuclear power plants operated by our commercial power and utility customers, and ultimately waste disposal revenue streams when the plants are shut down, these contracts may not actually remain effective for that entire period. A typical life-of-plant contract may terminate before D&D because the contract may:

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

If plaintiffs are successful in certifying a class and establishing the allegations in the lawsuit, damages could be significant, and our financial condition and liquidity could be materially adversely affected. Although we believe that the lawsuit is without merit and intend to vigorously defend it, there can be no assurance that we will prevail. An unfavorable resolution of this lawsuit will result in substantial cost to us, and even if we are successful in defending against the allegations of the lawsuit, we may incur significant costs for legal fees and our indemnification obligations to other named defendants. We may also incur increased costs for renewal of our directors’ and officers’ liability insurance. In addition, defense of the lawsuit will involve the commitment of significant company resources and may demand the time and attention of our employees, officers and directors, particularly those who are personally named, to the detriment of our business operations.

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

The elimination of or any modification of the Price-Anderson Act’s indemnification authority, which is applicable to certain of our operations, could harm our business.

The U.S. Atomic Energy Act of 1954, as amended (the “AEA”), comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, provides for broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract for a licensed power plant or under a DOE prime contractor transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

The Price-Anderson Act’s indemnification provisions generally do not apply to our processing and disposal facilities, and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could incur substantial losses, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, we may not be able to obtain commercially adequate insurance on a cost effective basis, or at all, and our business could be adversely affected if the owners and operators of new facilities elect not to retain our services.

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

During economic downturns, the ability of private and government entities to make expenditures on nuclear services is likely to be curtailed. Our Commercial Services customers have reduced their spending on nuclear services during the recent downturn, and despite the recent signs of recovery in equity markets, they have not increased their spending to levels prior to the downturn. In particular, our operations depend, in part, upon government funding, and especially upon funding levels at the NDA and DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox Contract funding for the 2009/2010 contract year increased over the 2008/2009 contract year, the NDA has indicated that the Magnox Sites may receive reduced funding allocations in the future as the NDA directs funds to meet the funding requirements of other “high hazard” sites that are perceived to pose a greater degree of risk.

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

The transaction with Exelon Generation Company LLC (“Exelon”) is the first of its kind and, therefore, required extensive assurances. The Exelon transaction is expected to prove the license stewardship initiative as a viable model, such that other utility companies will not require as many layers of financial assurance. The transaction with Exelon establishes a series of financial consequences intended to ensure that decommissioning trust funds do not fall below projected completion costs (a “Deficiency”). Whenever there is a Deficiency, ZionSolutions, LLC (“ZionSolutions”) must defer collection of invoices from the trust fund (“deferred receivables”) until the Deficiency is resolved. EnergySolutions, LLC and EnergySolutions, Inc. guaranteed ZionSolutions’ performance. If the deferred receivables reach $50 million, ZionSolutions must defer withdrawals from the trust fund or EnergySolutions, LLC must extend a loan to ZionSolutions or contribute capital to ZionSolutions such that the ZionSolutions’ own deferred receivables do not exceed $50 million. Deferral of receivables may also be triggered (up to, but not greater than, $5 million per month), if ZionSolutions fails to achieve certain milestones, subject to force majeure or schedule extension conditions. With respect to any deferral of receivables, such receivables may be collected when the Deficiency is resolved or the milestone is achieved, as applicable. In addition, additional rent under the lease with Exelon may be required if substantial completion of the D&D activities is not achieved within ten years, subject to force majeure or applicable schedule extension conditions. Such additional rents would be $200,000 per month for the first year of delay, $800,000 per month for the second year of delay, $1,250,000 per month for the third year of delay, and $1,750,000 per month for the fourth year of delay and beyond. As discussed above, the Exelon transaction also includes financial assurances behind the deferral of receivables and additional rents. These include a $200 million letter of credit (the proceeds of which may only be used for decommissioning), a pledge of the ZionSolutions equity to Exelon, and a disposal easement at EnergySolutions’ Clive, Utah facility.

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

Our Logistics, Processing and Disposal (“LP&D”) segment’s results of operations may be affected by the decisions of our commercial customers to store radioactive materials on-site, rather than contract with us to transport, process and dispose of their radioactive materials. There has been little regulatory, political or economic pressure for commercial utilities and power companies to dispose of radioactive materials at off-site facilities. Some of these commercial entities have the ability to store radioactive materials generated by their operations on-site, instead of contracting with an outside service provider to transport, process and dispose of the radioactive materials at an off-site location, such as our Clive facility. The decision to store radioactive materials on-site rather than contracting to dispose of them at an off-site facility may be influenced by the accounting treatment for radioactive materials. Currently, the liability for the disposal of radioactive materials stored on-site may be capitalized on the owner’s balance sheet and amortized over the expected on-site storage period. In contrast, radioactive materials shipped off-site for disposal are expensed during the period in which the materials are shipped off-site. The NRC has rejected our proposal to undertake an amendment of current NRC rules to permit operators of nuclear reactors to access decommissioning funds for transportation and disposal of retired large components of currently operating nuclear power plants. We will continue to work with the NRC to request, on a case-by-case basis, that operators of these nuclear reactors be permitted to access decommissioning funds for transportation and disposal of retired large components. The NRC’s refusal to grant such requests could have an adverse impact on the prospects for our Commercial Services and LP&D segments.

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

•                  if a plant’s decommissioning trust fund has decreased or failed to grow, the fund may not be large enough to make license stewardship economically feasible;

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

In our contracts, we seek to protect ourselves from liability associated with accidents, but there is no assurance that such contractual limitations on liability will be effective in all cases or that our, or our customers’, insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

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

We are required to test acquired goodwill for impairment on an annual basis. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. We have chosen to complete our annual impairment reviews of goodwill in the second quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions towards our facilities and other factors. If the fair market value of our reporting units is less than their book value, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, changes in technology and operating cash flows. Changes in our forecasts or decreases in the value of our common stock could cause book values of certain reporting units to exceed their fair values, which may result in goodwill impairment charges. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

As of September 30, 2010, we had $481.5 million of goodwill and $291.1 million of finite-lived intangible assets, which collectively represented 22% of our total assets of $3.5 billion as of September 30, 2010.

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

We often perform projects jointly with contractual partners. For example, we have entered into contracting consortia and other contractual arrangements to bid and perform jointly on large projects. Success on these joint projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to perform its contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner’s failure. If we are unable to adequately address our partner’s performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

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

We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon regarding the decommissioning of Zion Station, we delivered a $200 million letter of credit to Exelon relating to our present and future obligations. This letter of credit may be drawn upon the occurrence of one of the following conditions (i) our failure to maintain the required letter of credit from a qualified financial institution, (ii) our bankruptcy or the bankruptcy of ZionSolutions, our subsidiary that will provide decommissioning services to Exelon, (iii) the cessation by ZionSolutions to provide all or substantially all decommissioning services for a period of longer than one year, (iv) our failure to make a payment pursuant to our guarantee of ZionSolutions’ obligations, or (v) ZionSolutions’ failure to use diligent efforts to perform services according to the agreed schedule.

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

•                  conforming the acquired company’s standards, processes, procedures and controls with our operations;

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

In connection with our initial public offering in November 2007, we became obligated to file with the Securities and Exchange Commission (“SEC”) annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange (“NYSE”) and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to, among other things:

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

Item 6.  Exhibits.

Exhibit No.	Exhibit Description
10.15

Credit Agreement, dated as of August 13, 2010, among EnergySolutions, Inc., EnergySolutions, LLC, as borrower, the guarantors named therein, and JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse AG and Citibank, N.A., as syndication agents, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the other lenders party thereto. (Incorporated by reference to exhibit 4.3 to Form 8-K filed August 16, 2010)

10.16

Indenture, dated August 13, 2010, among EnergySolutions, Inc., EnergySolutions, LLC, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to exhibit 4.1 to Form 8-K filed August 16, 2010)

10.17

Registration Rights Agreement, dated August 13, 2010, among EnergySolutions, Inc., EnergySolutions, LLC, the guarantor parties thereto and J.P. Morgan Securities Inc., as representative of the initial purchasers. (Incorporated by reference to exhibit 4.2 to Form 8-K filed August 16, 2010)

10.18	Amendment 1 to the Credit Agreement dated August 13, 2010. (Previously filed as exhibit 3.1 to the Original Form 10-Q)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Furnished electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of September, 2011.

ENERGYSOLUTIONS, INC.

By:	/s/ WILLIAM R. BENZ
William R. Benz
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.15

Credit Agreement, dated as of August 13, 2010, among EnergySolutions, Inc., EnergySolutions, LLC, as borrower, the guarantors named therein, and JPMorgan Chase Bank, N.A., as administrative agent, Credit Suisse AG and Citibank, N.A., as syndication agents, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the other lenders party thereto. (Incorporated by reference to exhibit 4.3 to Form 8-K filed August 16, 2010)

10.16

Indenture, dated August 13, 2010, among EnergySolutions, Inc., EnergySolutions, LLC, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to exhibit 4.1 to Form 8-K filed August 16, 2010)

10.17

Registration Rights Agreement, dated August 13, 2010, among EnergySolutions, Inc., EnergySolutions, LLC, the guarantor parties thereto and J.P. Morgan Securities Inc., as representative of the initial purchasers. (Incorporated by reference to exhibit 4.2 to Form 8-K filed August 16, 2010)

10.18	Amendment 1 to the Credit Agreement dated August 13, 2010. (Previously filed as exhibit 3.1 to the Original Form 10-Q)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14a.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14a.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Furnished electronically with this report.