Form 10-Q
period 2011-09-30
EnergySolutions, Inc.
filed 2011-11-09
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, 88,888,724 shares of the registrant’s common stock were outstanding.

ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine Month Periods Ended September 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(in thousands of dollars, except per share information)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,378	$60,192
Accounts receivable, net of allowance for doubtful accounts	324,416	294,972
Costs and estimated earnings in excess of billings on uncompleted contracts	95,261	102,287
Prepaid expenses	6,346	8,059
Deferred income taxes	4,705	4,770
Nuclear decommissioning trust fund investments, current portion	123,370	110,328
Deferred costs, current portion	106,727	100,149
Other current assets	5,465	4,851
Total current assets	707,668	685,608
Property, plant and equipment, net	123,242	122,649
Goodwill	480,925	480,398
Other intangible assets, net	265,403	283,500
Nuclear decommissioning trust fund investments, less current portion	622,263	694,754
Restricted cash and decontamination and decommissioning deposits	333,341	338,408
Deferred costs, less current portion	546,684	650,270
Other noncurrent assets	192,480	169,912
Total assets	$3,272,006	$3,425,499
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$5,600
Accounts payable	118,745	101,229
Accrued expenses and other current liabilities	200,850	197,034
Facility and equipment decontamination and decommissioning liabilities, current portion	123,370	110,328
Unearned revenue, current portion	123,037	117,802
Total current liabilities	566,002	531,993
Long-term debt, less current portion	826,834	834,560
Pension liability	146,669	132,988
Facility and equipment decontamination and decommissioning liabilities	604,511	711,419
Deferred income taxes	78,065	77,956
Unearned revenue, less current portion	550,717	654,643
Other noncurrent liabilities	6,222	3,402
Total liabilities	2,779,020	2,946,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,888,724 and 88,667,843 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	889	887
Additional paid-in capital	506,273	498,092
Accumulated other comprehensive loss	(26,057)	(25,511)
Retained earnings	8,753	2,168
Total EnergySolutions stockholders’ equity	489,858	475,636
Noncontrolling interests	3,128	2,902
Total stockholders’ equity	492,986	478,538
Total liabilities and stockholders’ equity	$3,272,006	$3,425,499

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Month Periods Ended September 30, 2011 and 2010

(in thousands of dollars, except per share information)

(unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010
Revenue	$421,027	$417,656	$1,346,967	$1,301,885
Cost of revenue	(383,942)	(368,453)	(1,227,914)	(1,164,826)
Gross profit	37,085	49,203	119,053	137,059
Selling, general and administrative expenses	(32,165)	(38,120)	(96,157)	(97,861)
Impairment of goodwill	—	—	—	(35,000)
Equity in income of unconsolidated joint ventures	5,714	3,952	9,995	10,165
Income from operations	10,634	15,035	32,891	14,363
Interest expense	(18,201)	(33,831)	(54,850)	(52,374)
Other income, net	2,500	29,923	35,078	30,943
Income (loss) before income taxes and noncontrolling interests	(5,067)	11,127	13,119	(7,068)
Income tax benefit (expense)	2,218	(16,053)	(4,514)	(20,078)
Net income (loss)	(2,849)	(4,926)	8,605	(27,146)
Less: Net income attributable to noncontrolling interests	(979)	(735)	(2,020)	(1,188)
Net income (loss) attributable to EnergySolutions	$(3,828)	$(5,661)	$6,585	$(28,334)
Net income (loss) per common share of EnergySolutions:
Basic	$(0.04)	$(0.06)	$0.07	$(0.32)
Diluted	$(0.04)	$(0.06)	$0.07	$(0.32)
Weighted average common shares outstanding:
Basic	88,845,102	88,582,398	88,775,360	88,504,525
Diluted	88,845,102	88,582,398	88,777,647	88,504,525
Cash dividends declared per common share	—	$0.025	—	$0.075

Comprehensive income (loss):
Net income (loss)	$(2,849)	$(4,926)	$8,605	$(27,146)
Foreign currency translation adjustment	(6,337)	7,248	(546)	880
Change in unrecognized actuarial gain (loss)	(122)	42	—	(132)
Comprehensive income (loss)	(9,308)	2,364	8,059	(26,398)
Comprehensive income attributable to noncontrolling interests	(979)	(735)	(2,020)	(1,188)
Comprehensive income (loss) attributable to EnergySolutions	$(10,287)	$1,629	$6,039	$(27,586)

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine Month Period Ended September 30, 2011

(in thousands of dollars, except per share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Interests	Equity
Balance at December 31, 2010	88,667,843	$887	$498,092	$(25,511)	$2,168	$2,902	$478,538
Net income	—	—	—	—	6,585	2,020	8,605
Equity-based compensation	—	—	8,242	—	—	—	8,242
Stock issued due to option exercise	10,350	—	57	—	—	—	57
Vesting of restricted stock	228,011	2	(2)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(17,480)	—	(116)	—	—	—	(116)
Distributions to noncontrolling interests partners	—	—	—	—	—	(1,794)	(1,794)
Foreign currency translation	—	—	—	(546)	—	—	(546)
Balance at September 30, 2011	88,888,724	$889	$506,273	$(26,057)	$8,753	$3,128	$492,986

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Month Periods Ended September 30, 2011 and 2010

(in thousands of dollars)

(unaudited)

	Nine Month Periods Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$8,605	$(27,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	59,560	36,245
Equity-based compensation expense	8,242	8,032
Foreign currency transaction gain	—	(45)
Deferred income taxes	174	12,620
Write-off of debt financing fees	—	19,070
Amortization of debt financing fees	3,639	4,819
Impairment of goodwill	—	35,000
Loss (gain) on disposal of property, plant and equipment	20	(213)
Unrealized gain on derivative contracts	—	(1,091)
Realized and unrealized gain on nuclear decommissioning trust fund investments	(34,581)	(28,953)
Changes in operating assets and liabilities:
Accounts receivable	(27,475)	(10,143)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,158	2,790
Income tax receivable	—	3,128
Prepaid expenses and other current assets	2,404	14,478
Accounts payable	15,995	(3,309)
Accrued expenses and other current liabilities	2,713	43,025
Unearned revenue	(98,691)	14,963
Facility and equipment decontamination and decommissioning liabilities	(117,589)	(5,702)
Restricted cash and decontamination and decommissioning deposits	5,067	940
Nuclear decommissioning trust fund	90,761	—
Deferred costs	95,710	—
Other noncurrent assets	(45,031)	(42,702)
Other noncurrent liabilities	37,650	39,594
Net cash provided by operating activities	14,331	115,400
Cash flows from investing activities
Purchases of property, plant and equipment	(17,147)	(11,665)
Purchase of investments in nuclear decommissioning trust fund	(821,733)	(353,272)
Proceeds from sales of nuclear decommissioning trust fund investments	825,002	353,327
Purchases of intangible assets	(610)	(845)
Proceeds from disposition of property, plant and equipment	235	143
Net cash used in investing activities	(14,253)	(12,312)
Cash flows from financing activities
Net proceeds from issuance of senior notes	—	296,070
Net proceeds from issuance of long-term debt	—	546,000
Retirement of long-term debt	—	(519,111)
Restricted cash held as collateral of letter of credit obligations	—	(315,479)
Repayments of long-term debt	(15,200)	(1,400)
Net repayments under revolving credit facilities		(5,000)
Dividends to stockholders	—	(6,638)
Distributions to noncontrolling interests partners	(1,794)	(296)
Minimum tax withholding on restricted stock awards	(116)	(375)
Proceeds from exercise of stock options	57	—
Settlement of interest rate contracts	—	(1,555)
Debt financing fees	—	(23,196)
Repayments of capital lease obligations	(368)	(513)
Net cash used in financing activities	(17,421)	(31,493)
Effect of exchange rate on cash	(1,471)	2,113
Net increase (decrease) in cash and cash equivalents	(18,814)	73,708
Cash and cash equivalents, beginning of period	60,192	15,913
Cash and cash equivalents, end of period	$41,378	$89,621

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results that can be expected for the full year.

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

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Accounting for the Exelon Transaction

In December 2007, we entered into certain agreements with Exelon Corporation (“Exelon”) to dismantle the Zion Station nuclear power plant located in Zion, Illinois (the “Zion Station”). On the date of the closing of the asset sale agreement with Exelon, the trust fund investments previously held by Exelon for the purpose of decommissioning the Zion Station were transferred to us and the use of those funds, and any investment returns arising therefrom, remain restricted solely for that purpose. The investments are classified as trading securities and as such, the realized and unrealized investment gains and losses are recorded in the statement of operations as other income (expense), net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the total costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we will perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the trust fund assets transferred to us represented a prepayment of fees to perform the D&D work, we also recorded deferred revenue initially totaling $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we also became responsible for and assumed the asset retirement obligation (“ARO”) for the plant, and we have established an ARO measured in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work, plus a profit margin, and recognition of the ARO gain as the obligation is settled. ARO gain results from the requirement to record costs plus an estimate of third-party profits in determining the ARO. When we perform the D&D work using internal resources to reduce the ARO for work performed, we recognize a gain if actual costs are less than estimated costs plus the third-party profits. Accretion expense and ARO gain are recorded within cost of revenue because we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is recorded in cost of revenue in the statements of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized to cost of revenue in the same manner as deferred revenue is amortized, using the proportional performance method.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for fiscal year 2012. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendment improves

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

comparability of fair value measurements presented and disclosed in financial statements and it also clarifies the application of existing fair value measurement requirements. The amendment includes (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. This amendment is effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application by public entities is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Application of this new guidance may affect the timing of revenue recognition for some of our contracts as the relative value of each of the elements within the arrangement may change when compared to our prior practices. However, we do not believe there will be a material impact to our results of operations or financial position.

(4) Trust Fund Investments

The nuclear decommissioning trust (“NDT”) fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of September 30, 2011, investments held by the NDT fund, net, totaled $745.6 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds.

A portion of our NDT fund is invested in a securities lending program with the trustee of the NDT fund. The program authorizes the trustee of the NDT fund to loan securities that are assets of the NDT fund to approved borrowers. Borrowers have the right to sell or re-pledge the loaned securities. The trustee requires borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The securities are required to be collateralized by cash, U.S. government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively.

We consolidate the NDT fund as a variable interest entity (“VIE”). We have a contractual interest in the NDT fund and this interest is a variable interest due to its exposure to the fluctuations caused by market risk. We are able to control the NDT fund by appointing the trustee and, subject to certain restrictions, we are able to direct the investment policies of the fund. We are the primary beneficiary of the NDT fund as we benefit from positive market returns and bear the risk of market losses.

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

NDT fund investments consisted of the following (in thousands):

	As of September 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$7,597	$—	$—	$7,597
Investments
Corporate debt securities	303,498	4,052	(9,119)	298,431
Equity securities	33,131	4,462	(1,363)	36,230
Direct lending funds	34,761	2,526	—	37,287
Debt securities issued by states of the United States	61,029	2,692	(834)	62,887
Commingled funds	51,676	—	(1,027)	50,649
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	244,903	9,682	(62)	254,523
Total investments	728,998	23,414	(12,405)	740,007
Total assets	736,595	23,414	(12,405)	747,604
Liabilities
Payables for securities purchased	(1,971)	—	—	(1,971)
Total liabilities	(1,971)	—	—	(1,971)
Net assets held by the NDT fund	$734,624	$23,414	$(12,405)	745,633
Less: current portion				(123,370)
Long-term investments				$622,263

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$6,321	$—	$—	$6,321
Investments
Corporate debt securities	296,984	1,521	(6,024)	292,481
Equity securities	73,712	16,253	(79)	89,886
Debt securities issued by states of the United States	58,481	109	(2,981)	55,609
Commingled funds	99,377	12,362	—	111,739
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	254,622	243	(3,812)	251,053
Total investments	783,176	30,488	(12,896)	800,768
Total assets	789,497	30,488	(12,896)	807,089
Liabilities
Payables for securities purchased	(2,007)	—	—	(2,007)
Total liabilities	(2,007)	—	—	(2,007)
Net assets held by the NDT fund	$787,490	$30,488	$(12,896)	805,082
Less: current portion				(110,328)
Long-term investments				$694,754

We have withdrawn from the NDT fund approximately $94.0 million and $30.2 million for the nine month period ended September 30, 2011 and the year ended December 31, 2010, respectively, to pay for operating D&D project expenses, estimated trust income taxes and trust management fees. During 2011, we recorded unrealized losses resulting from adjustments to the fair value of the NDT fund investments of $18.2 million and $6.6 million for the three and nine month periods ended September 30, 2011, respectively, and unrealized gains of $28.9 million for both the three and nine month periods ended September 30, 2010.  Realized gains and losses related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $18.4 million and $41.2 million for the three and nine month periods ended September 30, 2011, respectively, and $10.7 million for both the three and nine month periods ended September 30, 2010. Unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss).

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

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $536.6 million as of September 30, 2011, and $562.8 million as of December 31, 2010. The carrying value of our senior secured credit facility was $542.0 million as of September 30, 2011, and $557.2 million as of December 31, 2010. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of September 30, 2011 and December 31, 2010, and fair market value of approximately $293.3 million as of September 30, 2011 and $327.4 million as of December 31, 2010.

The fair value of our derivative instruments is determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies. The carrying amount of our interest rate collar derivative approximates fair value. The fair market value of our interest rate collar was a liability of $0.1 million as of December 31, 2010. This contract ended on January 4, 2011.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of September 30, 2011				As of December 31, 2010
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Receivables for securities sold	$7,597	$7,597	$—	$—	$6,321	$6,321	$—	$—
Investments
Commingled funds (1)	22,162	—	22,162	—	23,325	—	23,325	—
Fixed income securities (2)	615,839	95,964	519,875	—	599,143	128,738	470,405	—
Equity securities (3)	36,230	36,230	—	—	89,886	89,886	—	—
Direct lending funds (4)	37,287	—	—	37,287	—	—	—	—
Units of participation (1)	28,489	—	28,489	—	88,414	—	88,414	—
Total investments	740,007	132,194	570,526	37,287	800,768	218,624	582,144	—
Total assets	747,604	139,791	570,526	37,287	807,089	224,945	582,144	—
Liabilities
Payables for securities purchased	(1,971)	(1,971)	—	—	(2,007)	(2,007)	—	—
Total liabilities	(1,971)	(1,971)	—	—	(2,007)	(2,007)	—	—
Net assets held by the NDT fund	$745,633	$137,820	$570,526	$37,287	$805,082	$222,938	$582,144	—

(1)                         Commingled funds and units of participation, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with stated fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. Commingled funds are categorized in Level 2 because the fair value of the funds are based on net asset values per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. Units of participation are categorized as Level 2 because the fair value of these securities is based partially on observable prices of the underlying securities.

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

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

(4)                         Direct lending funds are investments in managed funds which invest in private companies for long-term capital appreciation.  The fair value of these securities is determined using either an enterprise value model or a bond valuation model.  The enterprise valuation model develops valuation estimates based on valuations of comparable public companies, recent sales of private and public companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company or its assets, considering offers from third parties to buy the portfolio company, its historical and projected financial results, as well as other factors that may impact value.  Significant judgment is required in the applications of discounts or premiums applied to the prices of comparable companies for factors such as size, marketability and relative performance.  Under the bond valuation model, expected future cash flows are discounted using a discount rate.  The discount rate is composed of a market based rate for similar credits in the public market and an internal credit rate based on the underlying risk of the credit. Investments in direct lending funds are categorized as Level 3 because the fair value of these securities is based largely on inputs that are unobservable as well as utilizing complex valuation models.

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

For the Three Month Period Ended September 30, 2011	Direct Lending Fund
Balance as of June 30, 2011	$40,441
Purchases and issuances	13,288
Sales, dispositions and settlements	(16,442)
Realized gains and losses	—
Change in unrealized gains and losses	—
$37,287

For the Nine Month Period Ended September 30, 2011	Direct Lending Fund
Balance as of December 31, 2010	$—
Purchases and issuances	63,404
Sales, dispositions and settlements	(28,643)
Realized gains and losses	—
Change in unrealized gains and losses	2,526
$37,287

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures (in thousands):

	As of September 30, 2011	As of December 31, 2010
Current assets	$60,531	$63,251
Current liabilities	18,100	43,023

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2011	2010	2011	2010
Revenue	$38,597	$75,292	$132,069	$207,920
Gross profit	14,631	12,485	29,495	25,342
Net income	14,415	12,318	29,038	24,934
Net income attributable to EnergySolutions	$5,714	$3,952	$9,995	$10,165

Our percentage of ownership of unconsolidated joint ventures as of September 30, 2011 and December 31, 2010 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

We received $2.6 million and $6.2 million of dividend distributions from our unconsolidated joint ventures during the nine month periods ended September 30, 2011 and 2010, respectively.

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

We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors’ share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the three and nine month periods ended September 30, 2011 was $1.0 million and $2.0 million, respectively. Noncontrolling interest income for the three and nine month periods ended September 30, 2010 was $0.7 million and $1.2 million, respectively. Distributions to noncontrolling interest shareholders for the nine month periods ended September 30, 2011 and 2010 were $1.8 million and $0.3 million, respectively.

(7) Goodwill

As of September 30, 2011 and December 31, 2010, we had recorded $480.9 million and $480.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the nine month periods ended September 30, 2011 and 2010, we recorded gains of $0.5 million and losses of $0.4 million, respectively, on translation related to goodwill denominated in foreign currencies.

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

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

We performed our annual impairment test as of April 1, 2011 and based on step one of the analysis each of our reporting units’ fair value exceeded their carrying value. Although the fair value of the reporting units currently exceeds their carrying value, a deterioration of market conditions, adverse change in regulatory requirements, reductions in government funding, if we are unsuccessful in winning new business or failing to win re-bids of current contracts could result in a future impairment loss.

Based on the goodwill impairment analysis performed as of April 1, 2010, we determined that an indicator of impairment existed for the Government Group reporting unit. Upon completion of step two of the analysis which included an assessment of fair value of all assets and liabilities of the reporting unit, we concluded that the goodwill within our Government Group reporting unit was impaired and recorded a $35.0 million non-cash goodwill impairment charge in the second quarter of 2010.

(8) Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. All of our other intangible assets are subject to amortization.

Other intangible assets consisted of the following (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$240,853	$(64,081)	18.1 years	$240,243	$(56,694)	18.8 years
Customer relationships	158,457	(76,884)	6.6 years	157,594	(66,012)	7.2 years
Technology and other	15,490	(8,432)	4.3 years	15,490	(7,121)	5.1 years
Non competition	1,030	(1,030)	0 years	1,030	(1,029)	0.2 years
Total amortizable intangibles	$415,830	$(150,427)	14.2 years	$414,357	$(130,857)	14.7 years

Amortization expense was $6.5 million and $19.6 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $6.4 million and $19.2 million for the three and nine month periods ended September 30, 2010, respectively.  For the nine month periods ended September 30, 2011 and 2010, we recorded translation gains of $0.9 million and translation losses of $0.6 million, respectively, related to intangible assets denominated in foreign currencies.

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt consisted of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Term loan facilities due 2016 (1)	$542,000	$557,200
Term loan unamortized discount	(11,608)	(13,231)
Senior notes, 10.75% due 2018	300,000	300,000
Senior notes unamortized discount	(3,558)	(3,809)
Revolving credit facility	—	—
Total debt	826,834	840,160
Less: current portion	—	(5,600)
Total long-term debt	$826,834	$834,560

(1)          As of September 30, 2011 and December 31, 2010, the variable interest rate on borrowings under our senior secured credit facility was 6.25%.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105 million, of which $28.9 million was used to fund letters of credit issued as of September 30, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements and provide credit support for obligations acquired under the Exelon agreements. As of September 30, 2011, borrowings of $310.2 million under the Term Loan were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to letters of credit.

The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter, with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of the Term Loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

During the nine month period ended September 30, 2011, we made principal repayments on the outstanding Term Loan totaling $15.2 million, of which $11.0 million was an optional prepayment. No mandatory principal repayments based on our excess cash flow and scheduled repayments are due within the next twelve months. We made principal repayments totaling $1.4 million during the nine month period ended September 30, 2010.  We made $24.3 million principal repayments on our former credit facility during the nine month period ended September 30, 2010. We made cash interest payments of $65.4 million and $20.6 million for the nine month periods ended September 30, 2011 and 2010, respectively. In addition, we paid approximately $23.2 million in fees to the lenders during the nine month period ended September 30, 2010 to obtain a new credit agreement, which are being amortized over the remaining term of the senior secured credit facility. No fees have been paid during the current year. We also recorded a $19.1 million write-off of deferred financing fees during the nine month period ended September 30, 2010, as a result of the retirement of our previous debt.

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility, and absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.5 for the quarter ended September 30, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2011, our total leverage and cash interest coverage ratios were 2.89 and 2.82, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2011 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine month period ended September 30, 2011 totaled $17.1 million. As of September 30, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge by the Company of the equity interests of its domestic subsidiary guarantors, with the exception of the equity interests in our ZionSolutions subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such a pledge.

On August 13, 2010, we also completed a private offering of $300 million 10.75% Senior Notes (the “Senior Notes”) at a discount rate of 1.3%. The Senior Notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The Senior Notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt.

At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes plus an applicable make-whole premium, as of and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after August 15, 2014, we may redeem all or a portion of the Senior Notes at the following redemption prices during the twelve-month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

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

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

restricted payments; make certain investments; create or incur liens; sell assets and subsidiary stock; transfer all or substantially all of our assets, or enter into a merger or consolidation transactions; and enter into transactions with affiliates.

In May 2011, we filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration rights agreement entered into in connection with the Senior Notes offering. Under the registration rights agreement, we were required to register for exchange under the Securities Act identical 10.75% Senior Notes due 2018 to replace the outstanding Senior Notes, which were issued in August 2010 without registration under the Securities Act pursuant to exemptions from registration available thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered Senior Notes for the unregistered Senior Notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

Each subsidiary co-issuer and guarantor of our Senior Notes is exempt from reporting under the Securities Exchange Act of 1934, as amended, pursuant to Rule 12h-5 promulgated thereunder, as the subsidiary co-issuer and each of the subsidiary guarantors is wholly owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

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

Each of our AROs is based on a cost estimate for a third party to perform the D&D work. This estimate is inflated using an appropriate inflation rate to the expected time at which the D&D activity will occur, and then it is discounted back using our credit adjusted risk-free rate to a present value. Subsequent to the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

Our facility and equipment D&D liabilities consist of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010
Facilities and equipment ARO—Zion Station	$661,334	$755,827
Facilities and equipment ARO—Clive, UT	28,196	28,320
Facilities and equipment ARO—other	29,419	27,967
Total facilities and equipment ARO	718,949	812,114
Barnwell Closure	8,932	9,633
	727,881	821,747
Less: current portion	(123,370)	(110,328)
	$604,511	$711,419

The following is a reconciliation of our facility and equipment ARO (in thousands):

	September 30, 2011	December 31, 2010
Beginning balance	$812,114	$51,536
Liabilities incurred	403	768,072
Liabilities settled	(116,838)	(23,374)
Accretion expense	23,944	8,226
ARO estimate adjustments	(674)	7,654
Ending liability	$718,949	$812,114

For certain of our D&D obligations, we are required to provide financial assurance in the form of a restricted cash account, a deposit in escrow, a trust fund or an insurance policy. Restricted cash and decontamination and decommissioning deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

in connection with landfill closure, post-closure and remediation obligations. As of September 30, 2011 and December 30, 2010, we had non-current restricted cash of $0.3 million related to our Clive, Utah facility, which is included in restricted cash and D&D deposits in the accompanying condensed consolidated balance sheets. We are also required to maintain a trust fund to cover the closure obligation for our Barnwell, South Carolina facility. The trust fund balance as of September 30, 2011 and December 31, 2010 was $8.9 million and $10.3 million, respectively, which is included in restricted cash and D&D deposits in the accompanying condensed consolidated balance sheets.

We also have the NDT fund to fund the decommissioning obligation for the Zion Station project. The NDT fund balance as of September 30, 2011 and December 31, 2010 was $745.6 million and $805.1 million, respectively, and is included in NDT fund investments in the accompanying condensed consolidated balance sheets. In connection with the execution of the Exelon agreements and in fulfillment of NRC regulations, we also secured a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station project. This letter of credit is cash-collateralized, and as such is included in non-current restricted cash in the accompanying condensed consolidated balance sheets.

Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not extinguish our D&D liabilities.

The ARO established in connection with the Zion Station transaction differs somewhat from our traditional AROs. The assets acquired in the Zion Station transaction have no fair value, no future useful life, and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion Station transaction is not accompanied by a related depreciable asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our condensed consolidated statements of operations and comprehensive income (loss).

In addition, as we perform most of the work related to the Zion Station ARO with our own resources, gain is recognized for the difference between our actual costs incurred and the recorded ARO which includes an element of profit. Due to the nature of this contract and the purpose of the license stewardship initiative, we have presented this gain in cost of revenue rather than as a credit to operating expense, as we would with our other AROs.

Over the term of the Zion Station project, the Company will perform periodic comprehensive reviews and assessments of the project milestones, schedule, costs, and related projected decommissioning trust fund values, which is standard for all such long-term projects.  The Company is in the early stages of performing the first such periodic schedule, cost, and budget update for the Zion Station project, which is anticipated to be completed in the first quarter of 2012 and reflected in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  Although we have preliminarily identified certain cost items that we believe could be higher than current estimates, we have not yet completed our assessment and believe that updated cost items and overall budget amounts could be higher or lower than original project estimates.  This review could result in material changes to the current cost estimates, schedule, projected trust fund balances and overall budget.

(11) Derivative Financial Instruments

We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. On December 18, 2008, we entered into an interest rate collar agreement with a notional amount of $200.0 million. This contract was terminated on January 4, 2011. The fair value liability of the interest rate collar contract as of December 31, 2010, was $0.1 million. Unrealized gains and losses resulting from adjustments to the fair value of the contract is included in other income (expense), net, and resulted in net gains of $0.2 million and $1.1 million for the three and nine month periods ended September 30, 2010.

We have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Foreign currency transaction gains and losses are included in other income (expenses), net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three and nine month periods ended September 30, 2011, we recognized foreign currency transaction gains of $0.3 million and losses of $0.1 million, respectively. For the three and nine month periods ended September 30, 2010, we recognized gains of $0.5 million and $0.1 million, respectively.  In January 2011, we implemented a foreign currency risk management program to mitigate the risk of currency fluctuations related to our exposure to the pound sterling.

EnergySolutions Inc.

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

The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2011	2010	2011	2010
Weighted average common shares—basic	88,845,102	88,582,398	88,775,360	88,504,525
Dilutive effect of restricted stock and stock options	—	—	2,287	—
Weighted average common shares—diluted	88,845,102	88,582,398	88,777,647	88,504,525
Anti-dilutive securities not included above	7,694,523	7,760,777	7,653,508	7,419,496

(13) Equity-Based Compensation

Stock Options and Restricted Stock

In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan authorizes our Board of Directors and certain executives to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $3.1 million and $8.2 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $3.0 million and $8.0 million for the three and nine month periods ended September 30, 2010, respectively. As of September 30, 2011, we had $4.2 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.1 years. As of September 30, 2011, there was $4.8 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.9 years.

(14) Income Taxes

We recognized an income tax benefit of $2.2 million and income tax expense of $4.5 million for the three and nine month periods ended September 30, 2011, respectively, for a year to date effective rate of 40.7%, based on an estimated annual effective tax rate method.  Our estimated annual effective tax rate would have been higher as a result of our U.K. losses that are not available to offset our U.K. income; however, we were able to release significant reserves related to our gross unrecognized tax benefits as discussed below coupled with a favorable tax rate change in the U.K. that helped normalize our annual effective tax rate.  The estimated annual effective rate is also a product of lower tax rates in foreign jurisdictions, the NDT fund earnings that are taxed at both the fund and corporate levels, and the claiming of the benefits related to R&D tax credits in the U.S. and foreign jurisdictions.

We recognized income tax expense of $16.1 million and $20.1 million for the three and nine month periods ended September 30, 2010, respectively, based on an estimated annual effective tax rate on our consolidated operations of negative 243.2%, differs from the U.S. statutory rate of 35% primarily due to operating losses for the three and nine month periods ended September 30, 2010, and a valuation allowance being recorded on certain foreign entity losses for which the Company could not record a tax benefit.  The estimated annual effective tax rate was increased due to goodwill impairment that was not deductible for U.S. tax purposes, and state income taxes.  The estimated annual effective rate is also a product of lower tax rates in foreign jurisdictions, the NDT fund earnings that are taxed at both the fund and corporate levels, and the claiming of the benefits related to R&D tax credits in the U.S. and foreign jurisdictions.

During the nine month periods ended September 30, 2011 and 2010, the Company made income tax payments of $4.0 million and $8.9 million, respectively.

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

As of September 30, 2011 and December 31, 2010, we had $3.1 million and $6.1 million, respectively, of gross unrecognized tax benefits.  The Company recognized $3.0 million of unrecognized tax benefits related to the finalization of U.S. federal examinations and the filing of our 2010 tax returns. During the nine month period ended September 30, 2011, the Company finalized multiple year examinations with the U.S. federal taxing authorities in which the Company recorded an income tax benefit of $1.0 million.

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

Certain reclassifications have been made to the segment information reported for the prior year periods ended September 30, 2010, to conform to current year presentation.

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The following table presents segment information as of and for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	For the Three Month Period Ended September 30, 2011
	Government	Global Commercial Group (6)			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$51,726	$47,110	$64,736	$257,455	$—	$421,027
Income (loss) from operations (3)	9,086	206	19,821	(1,734)	(16,745)	10,634
Depreciation, amortization and accretion expense	442	8,045	5,369	2,008	3,447	19,311
Purchases of property, plant and equipment	106	998	4,438	491	892	6,925

	For the Three Month Period Ended September 30, 2010
	Government	Global Commercial Group (6)			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$81,158	$42,149	$70,973	$223,376	$—	$417,656
Income (loss) from operations (3)	6,660	2,080	28,543	1,328	(23,576)	15,035
Depreciation, amortization and accretion expense	685	2,302	4,399	1,863	3,602	12,851
Purchases of property, plant and equipment	163	403	4,498	46	547	5,657

	As of and for the Nine Month Period Ended September 30, 2011
	Government	Global Commercial Group (6)			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$185,485	$141,402	$181,434	$838,646	$—	$1,346,967
Income (loss) from operations (3)	15,725	(592)	49,232	15,871	(47,345)	32,891
Depreciation, amortization and accretion expense	1,766	24,127	17,253	5,940	10,474	59,560
Goodwill	106,594	90,129	230,548	53,654	—	480,925
Other long-lived assets (4)	26,106	21,456	270,711	54,178	16,194	388,645
Purchases of property, plant and equipment	128	1,386	11,716	637	3,280	17,147
Total assets (5)	207,202	1,728,386	699,302	538,823	98,293	3,272,006

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	As of and for the Nine Month Period Ended September 30, 2010
	Government	Global Commercial Group (6)			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)	$262,828	$84,278	$190,480	$764,299	$—	$1,301,885
Income (loss) from operations (2) (3)	(13,258)	8,176	59,286	18,873	(58,714)	14,363
Depreciation, amortization and accretion expense	2,029	3,099	15,460	5,543	10,114	36,245
Goodwill	108,514	90,129	231,325	51,546	—	481,514
Other long-lived assets (4)	31,121	19,411	272,062	61,937	27,960	412,491
Purchases of property, plant and equipment	200	1,128	6,872	46	3,419	11,665
Total assets (5)	247,269	1,928,961	603,598	456,108	233,444	3,469,380

(1)                                 Intersegment revenue is eliminated in consolidation. Intersegment revenue was $4.6 million and $13.1 million for the three and nine month periods ended September 30, 2011, and was $3.1 million and $4.9 million for the three and nine month periods ended September 30, 2010, respectively. Revenue by segment represents revenue earned based on third-party billing to customers.

(2)                                 Included in income from operations from our Government Group is a $35.0 million impairment of goodwill recorded during the nine month period ended September 30, 2010.

(3)                                 We include income from our unconsolidated joint ventures in income from operations from our Government Group. Equity income from unconsolidated joint ventures for the three and nine month periods ended September 30, 2011 was $5.7 million and $10.0 million, respectively. Equity in income from unconsolidated joint ventures for the three and nine month periods ended September 30, 2010 was $4.0 million and $10.2 million, respectively.

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

(16) Pension Plans

Net periodic benefit costs consisted of the following (in thousands):

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2011	2010	2011	2010
Service cost	$14,226	$12,592	$42,751	$37,400
Interest cost	43,524	40,992	130,796	121,753
Expected return on plan assets	(45,902)	(39,791)	(137,941)	(118,185)
Net actuarial loss	—	39	—	115
	$11,848	$13,832	$35,606	$41,083

The preceding information relates only to the Magnox North Limited and Magnox South Limited pension plans and does not include amounts related to benefit plans applicable to employees associated with certain contracts with the DOE because we are not responsible for the current or future funded status of these plans.

(17) Employee Termination Benefits

In 2009, we began an organizational review of our Magnox sites which identified an opportunity to reduce the existing workforce at three sites that are in the process of defueling and at an additional site at which decommissioning work is relatively close to completion. As a result of the overstaffing at the Magnox sites, we presented an initial restructuring program to the NDA, which included the termination of approximately 200 employees on a voluntary basis at these sites. This plan was approved by the NDA during the first quarter of 2010. A second phase of the organizational review was performed during the first quarter of 2010, and an additional reduction in force of approximately 100 positions was identified. The termination plan related to the second phase was also presented to and approved by the NDA.

Additionally, as a result of the organizational review of the Magnox business and at the request of the NDA, it was also recommended to combine the Magnox North Limited and Magnox South Limited entities into a single entity. We successfully recombined these two entities into a single entity, Magnox Limited, during the first quarter of 2011. This event

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

delivered the first major milestone in the Magnox organizational restructuring program previously agreed to by our customer the NDA. We have now reorganized the business into three operating divisions within the single legal entity, which has enabled the commencement of the next phase: a review of corporate support structures and associated manpower.

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

During the CSR period through 2015, the MODP includes approximately twelve changes of organization across the ten Magnox sites. As a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 1,000 employees, during the period through 2015 followed by a further reduction of approximately 600 employees in the period from 2016 to 2020. The initial recombination of the Magnox entities together with reduced support and overhead will result in reductions of approximately 300 employees in the next twelve months followed by further reductions as sites go from generation to defueling, or from defueling to decommissioning.

The total termination benefit costs included within the MODP over the CSR period to 2015 is approximately £200 million and is expected to be paid over four years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met. During the nine month period ended September 30, 2011, we recognized $9.8 million of employee termination benefits. These benefits are included in cost of revenue in the condensed consolidated statements of operations for our International division. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 24 months.

The following is a reconciliation of the beginning and ending liability balances (in thousands):

	September 30, 2011	December 31, 2010
Beginning liability	$36,753	$24,260
Additions	9,855	34,855
Payments	(11,418)	(21,431)
Effect of exchange rate	511	(931)
Ending liability	$35,701	$36,753

(18) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of September 30, 2011, we were not involved in any legal proceedings that we believe will have a material adverse effect on our consolidated financial position, operating results or cash flows.

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

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Presented below is the condensed consolidated financial information of the Issuers, our subsidiaries that are guarantors (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”). The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Month Period ended September 30, 2011

(in thousands)

(unaudited)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$22,193	$113,482	$295,973	$(10,621)	$421,027
Cost of revenue	—	(8,344)	(90,409)	(295,810)	10,621	(383,942)
Gross profit	—	13,849	23,073	163	—	37,085
Selling, general and administrative expenses	—	(15,118)	(16,259)	(788)	—	(32,165)
Equity in income of unconsolidated joint ventures	—	—	5,714	—	—	5,714
Operating income	—	(1,269)	12,528	(625)	—	10,634
Interest expense	—	(14,797)	—	(3,404)	—	(18,201)
Income from subsidiaries	(5,063)	7,520	—	—	(2,457)	—
Other income (expense), net	—	3,483	113	(1,096)	—	2,500
Income before income tax	(5,063)	(5,063)	12,641	(5,125)	(2,457)	(5,067)
Provision for income taxes	1,235	—	—	983	—	2,218
Net income	(3,828)	(5,063)	12,641	(4,142)	(2,457)	(2,849)
Net income attributable to noncontrolling interests	—	—	—	(979)	—	(979)
Net income attributable to EnergySolutions	$(3,828)	$(5,063)	$12,641	$(5,121)	$(2,457)	$(3,828)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Nine Month Period ended September 30, 2011

(in thousands)

(unaudited)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$85,756	$309,299	$984,255	$(32,343)	$1,346,967
Cost of revenue	—	(46,283)	(267,633)	(946,341)	32,343	(1,227,914)
Gross profit	—	39,473	41,666	37,914	—	119,053
Selling, general and administrative expenses	—	(51,383)	(29,217)	(15,557)	—	(96,157)
Equity in income of unconsolidated joint ventures	—	—	9,995	—	—	9,995
Operating income	—	(11,910)	22,444	22,357	—	32,891
Interest expense	—	(44,583)	—	(10,267)	—	(54,850)
Income from subsidiaries	8,566	61,553	—	—	(70,119)	—
Other income, net	—	3,506	166	31,406	—	35,078
Income before income tax	8,566	8,566	22,610	43,496	(70,119)	13,119
Provision for income taxes	(1,981)	—	—	(2,533)	—	(4,514)
Net income	6,585	8,566	22,610	40,963	(70,119)	8,605
Net income attributable to noncontrolling interests	—	—	—	(2,020)	—	(2,020)
Net income attributable to EnergySolutions	$6,585	$8,566	$22,610	$38,943	$(70,119)	$6,585

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Month Period ended September 30, 2010

(in thousands)

(unaudited)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$36,327	$99,243	$295,118	$(13,032)	$417,656
Cost of revenue	—	(14,934)	(85,590)	(280,961)	13,032	(368,453)
Gross profit	—	21,393	13,653	14,157	—	49,203
Selling, general and administrative expenses	—	(22,812)	(3,778)	(11,530)	—	(38,120)
Equity in income of unconsolidated joint ventures	—	—	3,952	—	—	3,952
Operating income (loss)	—	(1,419)	13,827	2,627	—	15,035
Interest expense	—	(32,188)	(583)	(1,102)	42	(33,831)
Income from subsidiaries	11,362	44,379	—	—	(55,741)	—
Other income (expense), net	—	590	53	29,322	(42)	29,923
Income (loss) before income taxes	11,362	11,362	13,297	30,847	(55,741)	11,127
Benefit from (provision for) income taxes	(17,023)	—	—	970	—	(16,053)
Net income (loss)	(5,661)	11,362	13,297	31,817	(55,741)	(4,926)
Net income attributable to noncontrolling interests	—	—	—	(735)	—	(735)
Net income (loss) attributable to EnergySolutions	$(5,661)	$11,362	$13,297	$31,082	$(55,741)	$(5,661)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For The Nine Month Period ended September 30, 2010

(in thousands)

(unaudited)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$108,905	$320,153	908,905	$(36,078)	$1,301,885
Cost of revenue	—	(54,361)	(281,822)	(864,721)	36,078	(1,164,826)
Gross profit	—	54,544	38,331	44,184	—	137,059
Selling, general and administrative expenses	—	(56,504)	(21,212)	(20,145)	—	(97,861)
Impairment of goodwill	—	—	(35,000)	—	—	(35,000)
Equity in income of unconsolidated joint ventures	—	—	10,165	—	—	10,165
Operating income	—	(1,960)	(7,716)	24,039	—	14,363
Interest expense	—	(44,844)	(6,469)	(1,310)	249	(52,374)
Income from subsidiaries	(7,998)	36,690	—	—	(28,692)	—
Other income (expense), net	—	2,116	193	28,883	(249)	30,943
Income before income tax	(7,998)	(7,998)	(13,992)	51,612	(28,692)	(7,068)
Provision for income taxes	(20,336)	—	—	258	—	(20,078)
Net income	(28,334)	(7,998)	(13,992)	51,870	(28,692)	(27,146)
Net income attributable to noncontrolling interests	—	—	—	(1,188)	—	(1,188)
Net income attributable to EnergySolutions	$(28,334)	$(7,998)	$(13,992)	$50,682	$(28,692)	$(28,334)

EnergySolutions Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

As of September 30, 2011

(in thousands)

(unaudited)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,705	$49,381	$129,892	$529,561	$(5,871)	$707,668
Property, plant and equipment, net	—	68,535	51,718	2,989	—	123,242
Goodwill	—	138,364	288,906	53,655	—	480,925
Intangibles, net	—	174,325	38,082	52,996	—	265,403
Restricted cash and decommissioning deposits	—	110,365	22,812	200,164	—	333,341
Nuclear decommissioning trust fund	—	—	—	622,263	—	622,263
Deferred costs	—	—	—	546,684	—	546,684
Investment in subsidiaries	247,641	658,174	—	—	(905,815)	—
Intercompany receivable	274,592	26,451	7,724	—	(308,767)	—
Other long term assets	—	13,580	17,820	161,080	—	192,480
TOTAL ASSETS	$526,938	$1,239,175	$556,954	$2,169,392	$(1,220,453)	$3,272,006
Liabilities and Stockholders’ Equity
Intercompany loan payable	—	274,593	—	—	(274,593)	—
Intercompany payable	—	—	—	34,174	(34,174)	—
Total current liabilities	(3,469)	55,869	60,053	459,420	(5,871)	566,002
Long-term debt, less current portion	—	631,039	—	195,795	—	826,834
Facility and equipment decontamination and decommissioning liabilities, less current portion	—	29,213	36,476	538,822	—	604,511
Unearned revenue, less current portion	—	—	—	550,717	—	550,717
Deferred income taxes	40,549	—	—	37,516	—	78,065
Other liabilities, net	—	820	2,486	149,585	—	152,891
Stockholders’ equity	489,858	247,641	457,939	200,235	(905,815)	489,858
Net income attributable to noncontrolling interests	—	—	—	3,128	—	3,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526,938	$1,239,175	$556,954	$2,169,392	$(1,220,453)	$3,272,006

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2010

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,770	$75,139	$176,143	$459,863	$(30,307)	$685,608
Property, plant and equipment, net	—	74,343	47,586	720	—	122,649
Goodwill	—	138,365	288,906	53,127	—	480,398
Intangibles, net	—	182,640	43,176	57,684	—	283,500
Restricted cash and decommissioning deposits	—	115,376	23,020	200,012	—	338,408
Nuclear decommissioning trust fund	—	—	—	694,754	—	694,754
Deferred costs	—	—	—	650,270	—	650,270
Investment in subsidiaries	239,622	596,716	—	—	(836,338)	—
Intercompany receivable	277,902	—	—	—	(277,902)	—
Other long term assets	—	15,343	10,697	143,872	—	169,912
TOTAL ASSETS	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499
Liabilities and Stockholders’ Equity
Intercompany loan payable		209,514	68,388	—	(277,902)	—
Intercompany payable	—	—	—	21,706	(21,706)	—
Total current liabilities	—	78,731	47,476	414,387	(8,601)	531,993
Long-term debt, less current portion	—	639,296	—	195,264	—	834,560
Facility and equipment decontamination and decommissioning liabilities, current portion	—	29,303	36,363	645,753	—	711,419
Unearned revenue, less current portion	—		—	654,643	—	654,643
Deferred income taxes	46,658	—	—	31,298	—	77,956
Other liabilities, net	—	1,455	1,971	132,964	—	136,390
Stockholders’ equity	475,636	239,623	435,330	161,385	(836,338)	475,636
Net income attributable to noncontrolling interests	—	—	—	2,902	—	2,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

For The Nine Month Period Ended September 30, 2011

(in thousands)

(unaudited)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(2,927)	$43,824	$78,307	$(1,829)	$(103,044)	$14,331
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(821,733)	—	(821,733)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	825,002	—	825,002
Purchases of property, plant and equipment	—	(6,014)	(8,820)	(2,313)	—	(17,147)
Purchases of intangible assets	—	(610)	—	—	—	(610)
Proceeds from disposition of property, plant and equipment	—	—	235	—	—	235
Net cash (used in) provided by investing activities	—	(6,624)	(8,585)	956	—	(14,253)
Cash flows from financing activities
Repayments of long-term debt	—	(15,200)	—	—	—	(15,200)
Intercompany loan receivable	11,551	(34,693)	(1,723)	—	24,865	—
Intercompany loan payable	—	65,078	(74,387)	—	9,309	—
Investment in subsidiary	(8,019)	(61,458)	—	—	69,477	—
Distributions to noncontrolling interests partners	—	—	—	(1,794)	—	(1,794)
Minimum tax withholding on restricted stock awards	(116)	—	—	—	—	(116)
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(368)	—	—	—	(368)
Net cash provided by (used in) financing activities	3,473	(46,641)	(76,110)	(1,794)	103,651	(17,421)
Effect of exchange rate on cash	(546)	(546)	—	228	(607)	(1,471)
Net decrease in cash and cash equivalents	—	(9,987)	(6,388)	(2,439)	—	(18,814)
Cash and cash equivalents, beginning of period		18,587	11,049	30,556	—	60,192
Cash and cash equivalents, end of period	$—	$8,600	$4,661	$28,117	$—	$41,378

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

For The Nine Month Period Ended September 30, 2010

(in thousands)

(unaudited)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(10,108)	$168,696	$(49,338)	$47,247	$(41,097)	$115,400
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(353,272)	—	(353,272)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	353,327	—	353,327
Purchases of property, plant and equipment	—	(9,178)	(2,395)	(92)	—	(11,665)
Purchases of intangible assets	—	(845)	—	—	—	(845)
Proceeds from disposition of property, plant and equipment	—	—	143	—	—	143
Net cash used in investing activities	—	(10,023)	(2,252)	(37)	—	(12,312)
Cash flows from financing activities
Net proceeds from issuance of senior notes	—	296,070	—	—	—	296,070
Net proceeds from issuance of long-term debt	—	350,963	—	195,037	—	546,000
Retirement of long-term debt	—	(519,111)	—	—	—	(519,111)
Restricted cash held as collateral of letter of credit obligations	—	(115,409)	—	(200,070)	—	(315,479)
Repayments of long-term debt	—	(1,400)	—	—	—	(1,400)
Net repayments under revolving credit facility	—	(5,000)	—	—	—	(5,000)
Dividends/distributions to stockholders	(6,638)	—	—	—	—	(6,638)
Intercompany loan receivable	9,124	(8,031)	58,168	—	(59,261)	—
Intercompany loan payable	—	(71,966)	—	—	71,966	—
Investment in subsidiary	7,249	(41,081)	—	—	33,832	—
Distributions to noncontrolling interests partners	—	—	—	(296)	—	(296)
Minimum tax withholding on restricted stock awards	(375)	—	—	—	—	(375)
Settlement of derivative contracts		(1,555)	—	—	—	(1,555)
Repayments of capital lease obligations		(513)	—	—	—	(513)
Debt financing fees	—	(19,968)	—	(3,228)	—	(23,196)
Net cash provided by (used in) financing activities	9,360	(137,001)	58,168	(8,557)	46,537	(31,493)
Effect of exchange rate on cash	748	748	—	6,057	(5,440)	2,113
Net increase in cash and cash equivalents	—	22,420	6,578	44,710	—	73,708
Cash and cash equivalents, beginning of period		1,605	2,892	11,416	—	15,913
Cash and cash equivalents, end of period	$—	$24,025	$9,470	$56,126	$—	$89,621

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

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

Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Our SEC filings are available publicly on the SEC’s website at www.sec.gov, on EnergySolutions’ website at www.energysolutions.com or upon request from EnergySolutions’ Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table shows certain items from our income statements for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2011	2010	2011	2010
Revenue:
Government Group	$51,726	$81,158	$185,485	$262,828
Global Commercial Group
Commercial Services Operations	47,110	42,149	141,402	84,278
LP&D Operations	64,736	70,973	181,434	190,480
International Operations	257,455	223,376	838,646	764,299
Total revenue	421,027	417,656	1,346,967	1,301,885
Cost of revenue:
Government Group	(45,088)	(73,121)	(168,730)	(238,701)
Global Commercial Group
Commercial Services Operations	(46,197)	(39,595)	(131,704)	(73,441)
LP&D Operations	(40,396)	(40,371)	(127,624)	(124,933)
International Operations	(252,261)	(215,366)	(799,856)	(727,751)
Total cost of revenue	(383,942)	(368,453)	(1,227,914)	(1,164,826)
Gross profit:
Government Group	6,638	8,037	16,755	24,127
Global Commercial Group
Commercial Services Operations	913	2,554	9,698	10,837
LP&D Operations	24,340	30,602	53,810	65,547
International Operations	5,194	8,010	38,790	36,548
Total gross profit	37,085	49,203	119,053	137,059
Group selling, general and administrative expenses:
Government Group	(3,266)	(5,329)	(11,024)	(12,550)
Global Commercial Group	(12,154)	(9,215)	(37,788)	(26,597)
Total group selling, general and administrative expenses (1)	(15,420)	(14,544)	(48,812)	(39,147)
Group operating income:
Government Group	3,372	2,708	5,730	11,577
Global Commercial Group	18,293	31,951	64,511	86,335
Total group operating income	21,665	34,659	70,241	97,912
Corporate selling, general and administrative expenses (1)	(16,745)	(23,576)	(47,345)	(58,714)
Impairment of goodwill (2)	—	—	—	(35,000)
Equity in income of unconsolidated joint ventures (2)	5,714	3,952	9,995	10,165
Total income from operations	10,634	15,035	32,891	14,363
Interest expense	(18,201)	(33,831)	(54,850)	(52,374)
Other income, net	2,500	29,923	35,078	30,943
Income (loss) before income taxes and noncontrolling interests	(5,067)	11,127	(13,119)	(7,068)
Income tax benefit (expense)	2,218	(16,053)	(4,514)	(20,078)
Net income (loss)	(2,849)	(4,926)	8,605	(27,146)
Less: Net income attributable to noncontrolling interests	(979)	(735)	(2,020)	(1,188)
Net income (loss) attributable to EnergySolutions	$(3,828)	$(5,661)	$6,585	$(28,334)

(1)                 Together, group and corporate selling, general and administrative expenses represent the Company’s total SG&A expenses as reported in the accompanying condensed consolidated statement of operations. As such, both amounts are needed to compute total consolidated income from operations for the three and nine month periods ended September 30, 2011 and 2010.

(2)                 Amounts attributable to the Government Group.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010

Government Group

Revenue and cost of revenue from our Government Group decreased $29.4 million and $28.0 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to the completion of certain large contracts with the DOE in March 2011, and to decreased American Recovery and Reinvestment Act (“ARRA”) funding for 2011. Gross profit decreased $1.4 million while gross margin increased to 12.8% for the three month period ended September 30, 2011 from 9.9% for the three month period ended September 30, 2010. The increase in gross margin is due primarily to the commencement of new, more profitable projects during September 2011. The decrease in ARRA funding and the overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year. In August 2011, as part of our ongoing cost reduction efforts and initiatives, the Government Group reduced its work force by approximately 20 employees, which is expected to generate future costs savings starting in the fourth quarter of 2011.

Revenue and cost of revenue from our operations in the Southwest region increased $3.2 million and $2.5 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to additional work scope received on existing projects and the award of a new contract during the second quarter of 2011 that is now in full operation. As a result, gross profit increased $0.7 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue from our Isotek Systems joint venture increased $0.2 million while cost of revenue decreased $0.8 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, primarily due to higher fees earned on design activity work during 2011, and to decreased engineering design activity work during the three month period ended September 30, 2011.  As a result, gross profit increased $1.0 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from supporting activities performed on the East Tennessee Technology Park closure plan increased $2.0 million and $1.7 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to commencement of D&D activities during September 2011. As a result, gross profit increased $0.3 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $16.4 million and $16.5 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due to completion of the operational readiness review phase of the project during the first quarter of 2011. As a result, gross profit increased $0.1 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our subsidiary EnergySolutions Performance Strategies, decreased $8.0 million and $6.2 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit decreased $1.8 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $8.7 million and $7.8 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to decreased construction activities and lower shipments of waste for disposal. As a result, gross profit decreased $0.9 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue related to engineering and technology projects within the Government Group increased $3.7 million and $3.3 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to increased engineering activities related to the fabrication of autosampling systems and large scale mixing projects. As a result, gross profit increased $0.4 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Global Commercial Group

Commercial Services Operations

Revenue and cost of revenue from our Commercial Services operations increased $5.0 million and $6.6 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to the ramp up of our decommissioning work at the nuclear power plant located in Zion, Illinois (the “Zion Station”). Gross profit decreased by $1.6 million and gross margin decreased to 1.9% for the three month period ended September 30, 2011 from 6.1% for the three month period ended September 30, 2010, due primarily to the relative profitability of other commercial projects performed during the period. In August 2011, as part of our ongoing cost reduction efforts and initiatives, the Global Commercial Group reduced its work force by approximately 60 employees, which is expected to generate future costs savings starting in the fourth quarter of 2011.

Revenue and cost of revenue related to the decommissioning of the Zion Station increased $8.3 million and $7.6 million, respectively, for the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010, due primarily to having a full three months of activity in 2011 compared to only one month in 2010, and to accelerated construction and segmentation work and increased spent fuel storage activities performed during 2011.  As a result, gross profit increased $0.7 million for the three month period ended September 30, 2011, after considering the impact of accretion expense net of asset retirement obligation (“ARO”) settlement gain.

Revenue and cost of revenue from our commercial products division increased $1.1 million and $0.2 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to increased demand for liners and engineering equipment during 2011. As a result, gross profit increased $0.9 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue from our commercial utility projects division decreased $0.8 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 due primarily to the substantial completion of work on three large-scale utility projects during 2010. However, cost of revenue increased $0.5 million for the three month period ended September 30, 2011 compared to the same period in 2010 primarily due to schedule delays on the Fermi project related to subcontractor equipment failures that resulted in additional work and costs overruns on a fixed price contract. Consequently, gross profit decreased $1.3 million for the three month period ended September 30, 2011 compared to same period in 2010.

Revenue and cost of revenue from our liquid waste processing division decreased $0.8 million and $0.4 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to the completion of certain projects during 2010. As a result, gross profit decreased $0.4 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our commercial technology and engineering operations decreased $2.8 million and $1.4 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to the completion of a key engineering study of a nuclear fuel fabrication plant during 2010, whereas no project of this magnitude existed in the commercial engineering portfolio for the three month period ended September 30, 2011. As a result, gross profit decreased $1.4 million for the three month period ended September 30, 2011 compared to the same period in 2010.

LP&D Operations

Revenue from our LP&D operations decreased $6.2 million to $64.7 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to decreased shipments of depleted uranium tubes, lower receipts of waste from DOE contracts and decreased rail transportation services rendered during the three month period ended September 30, 2011. Gross profit decreased $6.3 million and gross margin decreased to 37.6% for the three month period ended September 30, 2011 from 43.1% for the three month period ended September 30, 2010.  The decrease in gross margin was due primarily to less absorption of fixed costs at our facilities on a lower revenue base, as well as to increased labor costs.

Revenue and cost of revenue from our processing facilities decreased $3.3 million and $0.3 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to lower shipments of depleted uranium tubes resulting from the completion of a major order in August 2010. As a result, gross profit decreased $3.0 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

Revenue related to our disposal facilities decreased $0.5 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. For the same comparative period, cost of revenue increased $0.9 million, due primarily to higher subcontractor costs associated with mixed waste processing. As a result, gross profit decreased $1.4 million for the three month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue related to our logistics operations decreased $2.4 million and $0.6 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 due to decreased shipping activity on major DOE funded contracts. As a result, gross profit decreased $1.8 million for the three month period ended September 30, 2011 compared to the same period in 2010.

International Operations

Revenue from our International operations increased $34.1 million, or 15.3% for the three month period ended September 30, 2011 compared to the same period in 2010, due primarily to increased design and construction activities in our operations in Asia and increased D&D work performed at certain Magnox sites. Gross profit decreased by $2.8 million and gross margin decreased to 2.0% for the three month period ended September 30, 2011 from 3.6% for the three month period ended September 30, 2010, primarily due to the timing in the recognition of generation, efficiency and cost savings fees in our operations in the U.K.

Revenue and cost of revenue from our operations at the Magnox sites in the U.K. increased $20.6 million and $24.7 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to acceleration of decommissioning work at the Bradwell and Trawsfynydd sites. Revenue and cost of revenue also increased $8.9 million and $8.6 million, respectively, as a result of fluctuations in pound sterling exchange rates during the same periods. Gross profit decreased $4.1 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due to fewer project based incentive fees available during 2011 and the timing in the recognition of generation, efficiency and cost savings fees period over period.

Revenue and cost of revenue from our operations in Asia increased $4.7 million and $3.1 million, respectively, for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due to ramp up of design operations at the Yangjiang and Haiyang, China sites during 2011. As a result, gross profit increased $1.6 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

Group selling, general and administrative expenses

Group selling, general and administrative (“SG&A”) expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and for administrative overhead. Group SG&A expenses increased $0.9 million or 6.0% from $14.5 million for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to higher bid and proposal costs incurred during 2011 as compared to the same period in 2010.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources and information technology, as well as other costs required to support the Company. Corporate SG&A expenses decreased $6.8 million, or 29.0%, to $16.7 million for the three month period ended September 30, 2011 from $23.6 million for the three month period ended September 30, 2010. This decrease was primarily due to our ongoing SG&A expense reduction efforts and initiatives, to decreased spending on separation agreements of former employees and to a favorable settlement related to a business tax examination completed during 2011. Other decreases resulted from lower legal and consultant expense for the three months ended September 30, 2011 compared to the same period in 2010.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures increased $1.8 million, or 44.6%, to $5.7 million for the three month period ended September 30, 2011 from $4.0 million for the three month period ended September 30, 2010. The increase was attributable primarily to a $2.2 million increase from our proportional share of income from our Washington River Protection

Solutions LLC joint venture at the Hanford site offset by $0.8 million decrease from our proportional share of income from our LATA/Parallax Portsmouth, LLC joint venture.

Interest expense

Interest expense decreased $15.6 million to $18.2 million for the three month period ended September 30, 2011 from $33.8 million for the three month period ended September 30, 2010. The decrease was due primarily to a $19.1 million write-off of deferred financing fees during the third quarter of 2010 as a result of the retirement of our previous debt. This decrease was offset by additional interest expense accrued as a result of the issuance of $300 million senior unsecured notes with an interest rate of 10.75% on August 13, 2010.

Other income, net

Other income, net, decreased $27.4 million to $2.5 million for the three month period ended September 30, 2011 from a $29.9 million net income for the three month period ended September 30, 2010, due primarily to a $30.2 million decrease in investment income earned on our investments on the Zion Station nuclear decommissioning trust (“NDT”) fund, net of trust management fees, for the three month period ended September 30, 2011, partially offset by $3.1 million increase in other income related to interest earned on our federal income tax returns for the years 2004 and 2005, which were refunded to the Company during the three month period ended September 30, 2011.

Income taxes

We recognized an income tax benefit of $2.2 million and income tax expense of $16.1 million for the three month periods ended September 30, 2011 and 2010, respectively.  The income tax benefit resulted primarily from a pre-tax loss for the three month period as well as a decrease in foreign income tax rates during the three month period ended September 30, 2011.  The income tax expense in 2010 results primarily from having taxable income in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which the Company could not record a tax benefit, and the recording of tax expense related to an increase in the valuation allowance for certain existing domestic and foreign deferred tax assets.

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010

Government Group

Revenue and cost of revenue in our Government Group decreased $77.3 million and $70.0 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to the completion of certain large contracts with the DOE and to decreased ARRA funding during 2011. As a result, gross profit decreased by $7.3 million while gross margin decreased to 9.0% for the nine month period ended September 30, 2011 from 9.2% for the nine month period ended September 30, 2010. The decrease in ARRA funding and the overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year. In August 2011, as part of our ongoing cost reduction efforts and initiatives, the Government Group reduced its work force by approximately 20 employees, which is expected to generate future costs savings starting in the fourth quarter of 2011.

Revenue and cost of revenue from our operations in the Southwest region increased $4.2 million and $3.0 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to increased work scope on existing projects and the award of a new contract during the second quarter of 2011. As a result, gross profit increased $1.2 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our supporting demolition and disposition activities at the DOE East Tennessee Technology Park’s Building K-33 increased $1.2 million and $0.7 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to the award of the contract during the second quarter of 2010. As a result, gross profit increased $0.5 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $31.4 million and $31.6 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due to completion of the operational readiness review phase of the project during the first quarter of

2011. As a result, gross profit increased $0.2 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our Isotek Systems joint venture decreased $7.4 million and $8.3 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, primarily due to decreased engineering design activity work.  However, gross profit increased $0.9 million for the nine month period ended September 30, 2011 compared to the same period in 2010, due to higher fees earned on design activities during 2011.

Revenue and cost of revenue from our subsidiary, EnergySolutions Performance Strategies, decreased $10.6 million and $7.4 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit decreased $3.2 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $12.9 million and $11.8 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to completion of the underpass construction project during the second quarter of 2010 and decreased shipments of waste during 2011. As a result, gross profit decreased $1.1 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our environmental remediation and waste management activities at the DOE Paducah Gaseous Diffusion Plant in Paducah, Kentucky decreased $5.7 million and $5.0 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due to completion of the contract in July 2010. As a result, gross profit decreased $0.7 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from supporting activities performed on the East Tennessee Technology Park closure plan increased $2.0 million and $1.7 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to commencement of D&D activities during September 2011. As a result, gross profit increased $0.3 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue related to our engineering and technology services division decreased $10.2 million and $8.3 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 due primarily to decreased technical and testing support activities to the DOE Waste Treatment Plant in Richland, Washington during 2011. As a result, gross profit decreased $1.9 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Global Commercial Group

Commercial Services Operations

Revenue and cost of revenue from our Commercial Services operations increased $57.1 million and $58.3 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to the ramp up of our decommissioning work at Zion Station. Gross profit decreased by $1.2 million and gross margin decreased to 6.9% for the nine month period ended September 30, 2011 from 12.9% for the nine month period ended September 30, 2010, due primarily to the relative profitability of other commercial projects performed in each period. In August 2011, as part of our ongoing cost reduction efforts and initiatives, the Global Commercial Group reduced its work force by approximately 60 employees, which is expected to generate future costs savings starting in the fourth quarter of 2011.

Revenue and cost of revenue related to the decommissioning of Zion Station increased $69.8 million and $65.9 million, respectively, for the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010, due primarily to having a full nine months of activity in 2011 compared to only one month in 2010, and to accelerated construction and segmentation work and increased spent fuel storage activities performed during 2011.  As a result, gross profit increased $3.9 million for the nine month period ended September 30, 2011, after considering the impact of accretion expense net of ARO settlement gain.

Revenue and cost of revenue from our commercial products division increased $3.1 million and $2.1 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to increased demand for liners and engineering equipment during 2011. As a result, gross profit increased $1.0 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our commercial utility projects division decreased $4.9 million and $0.9 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 due primarily to the substantial completion of work on three large-scale utility projects during 2010.  In addition, schedule delays on the Fermi project due to subcontractor equipment failures and costs overruns on a fixed price contract significantly increased the cost of revenue for this project during 2011. As a result, gross profit decreased $4.0 million for the nine month period ended September 30, 2011 compared to same period in 2010.

Revenue and cost of revenue from our commercial decommissioning services decreased $4.4 million and $5.0 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to the completion of the Federated Metals project during 2010, which was partially offset by a slight increase in revenue from our operations at Pearl Harbor, Hawaii. As a result, gross profit increased $0.6 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our liquid waste processing division decreased $1.6 million and $1.1 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to the completion of certain projects during 2010. As a result, gross profit decreased $0.5 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our commercial technology and engineering operations decreased $4.8 million and $2.6 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to the completion of a key engineering study of a nuclear fuel fabrication plant during 2010, whereas no project of this magnitude existed in the commercial engineering portfolio for the nine month period ended September 30, 2011. As a result, gross profit decreased $2.2 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

LP&D Operations

Revenue from our LP&D operations decreased $9.0 million to $181.4 million for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to decreased shipments of depleted uranium tubes, lower receipts of waste from DOE contracts and decreased rail transportation services rendered during the nine month period ended September 2011, partially offset by increased incineration activities at our Bear Creek facility. Gross profit decreased by $11.7 million and gross margin decreased to 29.7% for the nine month period ended September 30, 2011 from 34.4% for the nine month period ended September 30, 2010, primarily due to increases in labor and subcontractor costs.

Revenue related to our disposal facilities decreased $8.3 million for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. For the same comparative period, cost of revenue increased $1.0 million, due primarily to higher subcontractor costs associated with mixed waste processing.  As a result, gross profit decreased $9.3 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

Revenue and cost of revenue from our processing facilities increased $3.2 million and $5.4 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to a mix of increased receipts of materials for incineration during 2011 and higher processing labor costs incurred at our Bear Creek facility. As a result, gross profit decreased $2.2 million for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

Revenue and cost of revenue related to our logistics operations decreased $4.0 million and $3.7 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 due to decreased shipping activity on major DOE funded contracts. As a result, gross profit decreased $0.3 million for the nine month period ended September 30, 2011 compared to the same period in 2010.

International Operations

Revenue from our International operations increased $74.3 million or 9.7% for the nine month period ended September 30, 2011 compared to the same period in 2010, primarily due to increased design and construction activities in our operations in Asia and increased D&D work performed at certain Magnox sites. Gross profit increased by $2.2 million while gross margin decreased to 4.6% for the three month period ended September 30, 2011 from 4.8% for the nine month period ended September 30, 2010, primarily due to the timing in the recognition of generation, efficiency and cost savings fees in our operations in the U.K.

Revenue and cost of revenue from our operations at the Magnox sites in the U.K. increased $25.5 million and $28.7 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due primarily to acceleration of decommissioning work at the Bradwell and Trawsfynydd sites. Revenue and cost of revenue also increased $37.1 million and $35.1 million, respectively, as a result of fluctuations in pound sterling exchange rates period over period. Gross profit decreased $1.2 million for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, primarily due to fewer project based incentive fees available during 2011.

Revenue and cost of revenue from our operations in Asia increased $11.6 million and $8.0 million, respectively, for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, due to ramp up of design and construction operations at the Yangjiang and Haiyang, China sites during 2011 and increased project costs. As a result, gross profit increased $3.6 million for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

Group selling, general and administrative expenses

Group SG&A expenses increased $9.7 million, or 24.7% for the nine month period ended September 30, 2011, from $39.1 million for the nine month period ended September 30, 2010, due primarily to higher bid and proposal costs on international projects and higher incentive expense in our international operations for the nine month period ended September 30, 2011.

Corporate selling, general and administrative expenses

Corporate SG&A expenses decreased $11.4 million, or 19.4%, to $47.3 million for the nine month period ended September 30, 2011 from $58.7 million for the nine month period ended September 30, 2010. This decrease was due to our ongoing SG&A expense reduction efforts and initiatives, a favorable settlement related to a business tax examination completed during 2011 and to decreased spending on separation agreements of former employees during 2011. Other decreases resulted from lower legal and consultant expense for the nine months ended September 30, 2011 compared to the same period in 2010.

Impairment of goodwill and other intangible assets

In accordance with authoritative guidance for accounting of goodwill, the Company completed its annual goodwill impairment analysis and no impairment was recorded based upon the analysis.  For the nine month period ended September 30, 2010, we recorded a non-cash goodwill impairment charge of $35.0 million to adjust the carrying value of the Government Group reporting unit down to its estimated fair value. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted long-term growth rates than projected in the prior year. There was no tax benefit associated with this impairment because the goodwill is not tax deductible.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $0.2 million, or 1.7%, to $10.0 million for the nine month period ended September 30, 2011 from $10.2 million for the nine month period ended September 30, 2010. The decrease was attributable primarily to a $1.9 million decrease from our proportional share of income from our LATA/Parallax Portsmouth, LLC joint venture, due to completion of the contract during the first quarter of 2011, partially offset by a $0.9 million increase from our proportional share of income from our Washington River Protection Solutions LLC joint venture and a $0.5 million increase from our share of income from TPMC EnergySolutions Environmental Services LLC, and a $0.4 million increase from our share of income from West Valley Environmental Services LLC.

Interest expense

Interest expense increased $2.5 million, or 4.7%, to $54.9 million for the nine month period ended September 30, 2011 from $52.4 million for the nine month period ended September 30, 2010. The increase is primarily attributable to additional interest expense accrued as a result of the issuance of $300 million senior unsecured notes with an interest rate of 10.75% on August 13, 2010 and a higher variable interest rate on our Term Loan from 4.01% to 6.25%.

Other income, net

Other income, net, increased $4.1 million to $35.1 million for the nine month period ended September 30, 2011 from other income, net, of $30.9 million for the nine month period ended September 30, 2010, due primarily to a $1.3 million increase in investment income earned on our investments in the NDT fund, net of trust management fees, for the nine month period ended September 30, 2011, and a $3.1 million increase in other income related to interest earned on our federal income tax returns for the years 2004 and 2005,  refunded to the Company during the nine month period ended September 30, 2011, partially offset by a $1.0 million decrease in the fair value of our interest rate collar contract for the nine month period ended September 30, 2010. We had no comparable interest rate collar for the nine month period ended September 30, 2011.

Income taxes

We recognized income tax expense of $4.5 million and $20.1 million for the nine month periods ended September 30, 2011 and 2010, respectively.  Our estimated annual effective tax rate would have been higher as a result of our U.K. losses that are not available to offset our U.K. income; however, we were able to release significant reserves related to our gross unrecognized tax benefits as discussed below coupled with a favorable tax rate change in the U.K. that helped normalize our annual effective tax.  The estimated annual effective rate is also a product of lower tax rates in foreign jurisdictions, the NDT fund earnings that are taxed at both the fund and corporate levels, and claiming benefits related to R&D tax credits in the U.S. and foreign jurisdictions.

During the nine months ended September 30, 2011, the Company finalized multiple year income tax examinations by U.S. taxing authorities and the filing of our 2010 tax returns, which resulted in the recognition of $3.0 million of unrecognized tax benefits and an additional $1.1 million income tax benefit.  The Company also recognized a $1.1 million income tax benefit due to decrease in foreign tax rates.  Our negative effective tax rate for 2010 is the combined result of a pretax book loss for the nine months ended September 30, 2010 and having tax expense for the same period. The income tax expense results primarily from having taxable income in certain foreign subsidiaries and losses in certain other foreign subsidiaries for which the Company could not record a tax benefit, the goodwill impairment charge that is not deductible for tax, and the recording of tax expense related to an increase in the valuation allowance for certain existing domestic and foreign deferred tax assets.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. As of September 30, 2011, our principal sources of liquidity consisted of $41.4 million of cash and cash equivalents, and $76.1 million of availability under our $105.0 million revolving portion of our senior secured credit facility, which is net of $28.9 million in outstanding letters of credit. As of September 30, 2011, we had no outstanding borrowings under our revolving credit facility. Furthermore, upon certain terms and conditions under our senior secured credit facility, we have the ability to increase the Term Loan and/or the revolving credit facility under our senior secured credit facility by an aggregate amount of up to $150.0 million. The company regularly reviews its sources and uses of liquidity and may pursue opportunities to increase its liquidity positions in favorable market conditions.

During the nine month period ended September 30, 2011, our cash and cash equivalents decreased $18.8 million to $41.4 million. Net cash flows from operating activities increased $14.3 million during this same period, due primarily to the substantial increase in activity levels of business on major ongoing projects. Cash flows provided from operations included net income of $8.6 million, and significant non-cash expenses including depreciation, amortization and accretion expenses of $59.6 million, equity-based compensation expense of $8.2 million, amortization of debt financing fees of $3.6 million, and deferred income taxes of approximately $0.2 million. We also had realized and unrealized gains on our NDT fund of $34.6 million. Cash flows from operating activities were provided by $90.8 million disbursements from the NDT fund to pay for D&D project expenses and income taxes on NDT fund earnings, and a $95.7 million decrease of deferred costs related to costs incurred during the year in connection with the D&D of Zion Station. Cash flows from operating activities were reduced by a $117.6 million due to settlement of D&D liabilities related primarily to work performed on the Zion Station project and a $98.7 million decrease in unearned revenue primarily related to the Zion Station project.

We used $14.3 million of cash in investing activities during the nine month period ended September 30, 2011. We invested $17.1 million in a number of land and building improvements and the purchase of equipment to support our operations at one of our disposal facilities. Cash from investing activities was also generated by sales of NDT fund investments of which $821.7 million was reinvested in other high-return investment options and $3.3 million was used to pay for trustee and trust management fees. The NDT fund was established solely to satisfy obligations related to the D&D of Zion Station. Investment income and realized earnings on the NDT fund are a source of working capital for the work we perform at Zion Station. We actively invest in securities to provide our target returns on the NDT fund assets to satisfy current and future decommissioning costs associated with the Zion Station ARO.

Our financing activities used $17.4 million in cash for the nine month period ended September 30, 2011, due primarily to a $15.2 million repayment of long-term debt under the senior secured credit facility and a $1.8 million distribution to noncontrolling interests partners. Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt and for capital expenditures. Although we have no specific plans to do so at this time, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance those acquisitions.

In August 2010, we refinanced our existing debt with borrowings under a new senior secured credit facility and with the proceeds of an offering of $300.0 million in aggregate principal amount of senior unsecured notes due in 2018. The new senior secured credit facility includes a term loan and a revolving credit facility. A portion of the proceeds of the term loan are held in a restricted cash account to provide for cash-collateralized letters of credit.

We will incur substantial costs associated with the D&D activities for the Zion Station project; however we expect that the NDT fund will have sufficient assets to reimburse us for the cost of the work we perform at Zion Station. In the event that we do not comply with the contractual requirements included in the Exelon agreements, we may become subject to additional financial requirements. These additional financial requirements may take the form of not being able to withdraw cash from the NDT fund for work performed, funding the work on the project through our own cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon.

We had accumulated benefit obligations related to our pension plans of $3.1 billion as of December 31, 2010. See Note 18 to our audited consolidated financial statements included in our Annual Report on Form 10-K as amended, for a more detailed discussion. Approximately 99% of that obligation relates to the Magnox North Limited and Magnox South Limited pension plans (the “Magnox Plans”).  The Magnox Plans are funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox Plans under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox Plans. We are required to fund the plan related to our employees of EnergySolutions EU Limited, a wholly-owned subsidiary in the U.K. The plan is currently funded by contributions from us and these employees. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We made no contributions to the Magnox Plans during the quarter ended September 30, 2011.

Capital Expenditures

We made capital expenditures of $17.1 million and $11.7 million for the nine month periods ended September 30, 2011 and 2010, respectively. The $5.4 million increase in capital expenditures was attributable primarily to investments in facility improvements and office buildouts and the purchase of transportation equipment during 2011, whereas in 2010, we invested in capitalizable software implementation costs and purchase of equipment for our Clive facility and equipment required for our Atlas mill tailings contract.

Senior Credit Facilities and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105 million, of which $28.9 million was used to fund letters of credit issued as of September 30, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving

Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements and provide credit support for obligations acquired under the Exelon agreements. As of September 30, 2011, borrowings of $310.2 million under the Term Loan were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to letters of credit.

The Term Loan amortizes in equal quarterly installments of $1.4 million payable on the last day of each calendar quarter, with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of the Term Loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

During the nine months ended September 30, 2011, we made principal repayments on the outstanding Term Loan totaling $15.2 million, of which $11.0 million was an optional prepayment. Due to the optional prepayment of the Term Loan made on September 30, 2011 and the likehood of additional prepayments being made this year, we anticipate that there should be minimal or no mandatory principal repayments due in March 2012 based on our excess cash flow for the fiscal year ended December 31, 2011, and scheduled repayments would resume after the prepayment credits are applied. No mandatory principal repayments based on our excess cash flow and scheduled repayments are due within the next twelve months. We made principal repayments totaling $1.4 million during the nine month period ended September 30, 2010.  We made $24.3 million principal repayments on our former credit facility during the nine month period ended September 30, 2010. We made cash interest payments of $65.4 million and $20.6 million for the nine month periods ended September 30, 2011 and 2010, respectively. In addition, we paid approximately $23.2 million in fees to the lenders during the nine month period ended September 30, 2010 to obtain a new credit agreement, which are being amortized over the remaining term of the senior secured credit facility. No fees have been paid during the current year. We also recorded a $19.1 million write-off of deferred financing fees as a result of the retirement of our previous debt.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility, and absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.5 for the quarter ended September 30, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2011, our total leverage and cash interest coverage ratios were 2.89 and 2.82, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2011 and each year thereafter, plus for each year the lesser of (1) a one year carry-forward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine month period ended September 30, 2011 totaled $17.1 million. As of September 30, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge by the Company of the equity interests of its domestic subsidiary guarantors, with the exception of the equity interests in our ZionSolutions subsidiary and other special purpose subsidiaries, whose organizational documentation prohibits or limits such a pledge.

On August 13, 2010, we also completed a private offering of $300 million 10.75% Senior Notes (the “Senior Notes”) at a discount rate of 1.3%. The Senior Notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the Senior Notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The Senior Notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt.

At any time prior to August 15, 2014, we are entitled to redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes plus an applicable make-whole premium, as of and accrued and unpaid interest to, the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain public equity offerings at a redemption price of 110.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, on or after August 15, 2014, we may redeem all or a portion of the Senior Notes at the following redemption prices during the twelve-month period commencing on August 15 of the years set forth below, plus accrued and unpaid interest to the redemption date.

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

In May 2011, we filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration rights agreement entered into in connection with the Senior Note offering. Under the registration rights agreement, we were required to register for exchange under the Securities Act identical 10.75% Senior Notes due 2018 to replace the outstanding Senior Notes, which were issued in August 2010 without registration under the Securities Act pursuant to exemptions from registration available thereunder. The Securities and Exchange Commission declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered Senior Notes for the unregistered Senior Notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

Each subsidiary co-issuer and guarantor of our Senior Notes is exempt from reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12h-5 promulgated thereunder, as the subsidiary co-issuer and each of the subsidiary guarantors is wholly owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

Exelon Agreement

In September 2010, we entered into an arrangement, through our wholly-owned subsidiary ZionSolutions, LLC (“ZionSolutions”) with Exelon Corporation (“Exelon”) to dismantle the Zion Station, which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with the Zion Station, including all assets held in its NDT fund. In consideration of Exelon’s transfer of those assets, ZionSolutions agreed to assume certain decommissioning and other liabilities associated with the Zion Station. ZionSolutions also took possession and control of the land associated with the Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule, and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion

Station project. The NRC approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions.

To satisfy the conditions of the NRC order approving the license transfer, we (i) secured a $200.0 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive, Utah disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC’s regulations.

We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we are required to maintain a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If the Company exhausts its resources and ability to complete the D&D activities, and in the event of a material default (as defined within the credit support agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through its ownership of ZionSolutions, Exelon (not the Company) will then be entitled to draw on the funds associated with the letter of credit. Under the terms of the Company’s financing arrangements, the Company obtained restricted cash and took on a liability for the letter of credit facility. For more information regarding the Exelon transaction see “Critical Accounting Policies — Accounting for the Exelon Transaction.”

Over the term of the Zion Station project, the Company will perform periodic comprehensive reviews and assessments of the project milestones, schedule, costs, and related projected decommissioning trust fund values, which is standard for all such long-term projects.  The Company is in the early stages of performing the first such periodic schedule, cost, and budget update for the Zion Station project, which is anticipated to be completed in the first quarter of 2012 and reflected in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Although we have preliminarily identified certain cost items that we believe could be higher than current estimates, we have not yet completed our assessment and believe that updated cost items and overall budget amounts could be higher or lower than original project estimates.  This review could result in material changes to the current cost estimates, schedule, projected trust fund balances and overall budget.

Off Balance Sheet Arrangements

As of September 30, 2011, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of September 30, 2011, we had outstanding floating-rate term loans of $542.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our Senior Notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of September 30, 2011, which is 55.4% of our total outstanding term loans, we were not required to enter into new hedge agreements.

We are required to post from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance, and other obligations. As of September 30, 2011, we had $307.0 million in letters of credit issued under our senior secured credit facility. As of September 30, 2011, we had $21.5 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of September 30, 2011, the closure and post-closure state regulatory requirements for our facilities were $145.7 million, which amount is not determined on the same basis as the ARO, or calculated under authoritative accounting guidance for AROs.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

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

On the date of the closing of the asset sale agreement, the NDT fund investments previously held by Exelon for the purpose of decommissioning the Zion Station were transferred to us, and the use of the NDT fund and any investments returns arising therein, remains restricted solely for that purpose. The investments are classified as trading securities, and as such, the investment gains and losses are recorded in the income statement as other income (expense), net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the NDT fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the NDT fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue of $772.2 million which included deferred revenue associated with the planning contract. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the ARO for the plant, and we have established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus a profit margin, and recognition of the ARO gain as the obligation is settled. ARO gain results from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed, we recognize a gain if actual costs are less than estimated costs plus the third-party profit. Accretion expense and the ARO gain are recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is also recorded to cost of revenue in the statement of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk relates to changing interest rates. As of September 30, 2011, we had outstanding variable rate long-term debt of $542.0 million, and no mandatory payments are due within the twelve months. Under the terms of our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our Senior Notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of September 30, 2011, which is 55.4% of our total outstanding term loans, we were not required to enter into new hedge agreements.

A hypothetical interest rate change of 1% on the Term Loan portion of our senior secured credit facility would have changed interest expense for the year by approximately $5.4 million. However, the variable interest rate applicable to our Term Loan, allows for a 1.75% interest rate floor, in which case a 1% hypothetical change in interest rates due to market conditions would not have had an impact on our annual interest expense. In addition, changes in market interest rates would impact the fair value of our long-term obligations. As of September 30, 2011, we had outstanding term loans with carrying amounts of $542.0 million with an approximate fair value of $536.6 million.

We have foreign currency exposure related to our operations in the U.K. as well as to other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling, and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2011 would cause a change in consolidated net assets of approximately $15.8 million and a change in gross profit of approximately $3.2 million, primarily due to pound sterling-denominated exposures.

We maintain a NDT fund to fund the decommissioning of the Zion Station. Our NDT fund is reflected at fair value on our condensed consolidated balance sheets. As of September 30, 2011, we had outstanding net investments with amortized cost basis of $734.6 million with an approximate fair value of $745.6 million. The mix of securities in the NDT fund is designed to provide returns to be used to fund the Zion Station D&D work and to compensate us for inflationary increases in D&D costs. However, the equity securities in the NDT fund are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 30 basis points would have changed the fair value of the NDT fund investments by approximately $10.8 million.

Item 4.  Controls and Procedures

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

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Item 3. “Legal Proceedings” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

City of Roseville Employees’ Retirement System v. EnergySolutions, Inc., et al.

On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees’ Retirement System v. EnergySolutions, Inc., et al., Civil No. 09 CV 8633 (“City of Roseville Lawsuit”) was filed in the U.S. District Court for the Southern District of New York. On October 12, 2009, a second complaint captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil No. 09 CV 8648 (together with the City of Roseville Lawsuit, the “Related Actions”) was filed in the same court. On February 18, 2010, the court consolidated the Related Actions and appointed a lead plaintiff. On April 20, 2010, the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., certain of our current and prior directors, certain of our prior officers, the lead underwriters in our November 2007 initial public offering (“IPO”) and July 2008 secondary offering (the “July 2008 Offering”) and ENV Holdings, LLC, our former parent.

On June 18, 2010, the defendants in the Related Actions filed a motion to dismiss the consolidated amended complaint. Rather than oppose the defendants’ motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding on certain allegations in the consolidated amended complaint and adding certain new allegations.  The plaintiffs bring claims under Sections 11, 12(a)(2) and 15 of the Securities Act against all defendants and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against all defendants except the underwriter defendants.  The plaintiffs allege that the Company’s registration statements and prospectuses and other public disclosures in connection with the IPO and July 2008 Offering contained misstatements and/or omissions of material fact. Specifically, the plaintiffs allege that the defendants made material misstatements and/or omissions relating to five categories of the Company’s business: life of plant contracts, opportunities in the shut-down nuclear reactor market, the Zion Station project, the Company’s rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, and global macroeconomic conditions.  The plaintiffs seek to include all purchasers of our common stock from November 14, 2007 through October 14, 2008, as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 offering and such other relief as the court may find just and proper.

On September 17, 2010, the defendants in the Related Actions filed a motion to dismiss the second consolidated amended complaint. The lead plaintiff filed an opposition to the defendants’ motion to dismiss on November 2, 2010 and the defendants filed a reply memorandum of law in further support of defendants’ motion to dismiss the second consolidated amended complaint on December 10, 2010.  On June 16, 2011, the court heard oral argument on the motion to dismiss. On September 30, 2011, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint.  Specifically, the court, among other things, dismissed all claims against all defendants relating to the alleged material misstatements and/or omissions relating to the state of the Zion Station project and the potential adverse effects of general macroeconomic conditions and dismissed certain other claims against certain defendants. Further, the court denied the defendants’ motion to dismiss the claims related to the alleged material misstatements and/or omissions relating to life of plant contracts, opportunities in the shut-down nuclear reactor market and the Company’s rule making petition to the NRC.  The next phase of this proceeding will be discovery.

Israni v. Creamer et al.

On August 25, 2010, Sanjay Israni filed a shareholder derivative action in the District of Utah alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant and various of our current and prior directors and officers. The underlying facts alleged in the derivative complaint are substantively the same as those in the Related Actions. The defendants in this case filed a motion to dismiss on June 16, 2011. On July 20, 2011, the plaintiff filed a response to the motion to dismiss.  On August 17, 2011, briefing on the motion by both parties was completed. The court has not yet ruled on the motion.

EnergySolutions, LLC v. Ingen VK, LLC, et al.

On March 31, 2011, the Company filed suit against Ingen VK, LLC and Bryan Melchior in the Third Judicial District of the State of Utah. In the complaint, the Company sought for “declaratory judgment” determining that a certain agreement between Ingen VK and the Company (the “Ingen Contract”) is terminated and/or invalid. The Company also sought related damages and other remedies. Bryan Melchior, a former employee of the Company, negotiated the Ingen Contract on behalf of the Company and is now affiliated with Ingen VK. The complaint alleges that Bryan Melchior engaged in self-dealing and deception when he negotiated the Ingen Contract as an employee of the Company. On April 20, 2011, Ingen VK, Bryan Melchior, Paul Vankomen (a principal of Ingen VK) and BCM Ventures Inc. answered the complaint and filed counterclaims against the Company alleging breach of contract, tortuous interference, violation of state antitrust laws and other causes of action. On June 2, 2011, the Company filed a motion for partial summary judgment which the court granted from the bench on September 1, 2011.  In granting the Company’s motion, the court ruled that the Ingen Contract was invalid.  As of November 3, 2011, the court had not released its order relating to its September 1, 2011 ruling.

Pennington et al. v. ZionSolutions, LLC, et al.

On July 14, 2011, four individuals, each of whom are electric utility customers of Commonwealth Edison Company, the former owner of the Zion Station (“Com Ed”), filed a complaint in the United States District Court, Northern District of Illinois, Eastern Division, against ZionSolutions and Bank of New York Mellon, the trustee of the Zion Station NDT fund.

The plaintiffs claim that payments from the NDT fund to ZionSolutions for decommissioning the Zion Station are in violation of Illinois state law, Illinois state law entitles the utility customers of Com Ed to payments (or credits) of a portion of the NDT fund and that Bank of New York Mellon was inappropriately appointed by ZionSolutions as trustee of the NDT fund. The plaintiffs seek to enjoin and recover payments from the NDT fund to ZionSolutions, that payments (or credits) of a portion of the NDT fund be made to utility customers of Com Ed, the appointment of a new trustee over the NDT fund, an accounting from Bank of New York Mellon of all assets and expenditures from the NDT fund, and costs and attorneys fees. The plaintiffs also seek class action certification for their claims.  On September 13, 2011, the defendants filed a motion to dismiss the plaintiffs’ claims, to which the plaintiffs filed a memorandum in opposition.  The defendants are preparing a reply memorandum in support of the motion.  The court will rule on the motion once briefing is complete.

We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions.

Item 5.  Other Information

On November 4, 2011, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved executive severance agreements (the “Executive Severance Agreements”) for each of the executive officers of the Company, including the following named executive officers: Val J. Christensen, Chief Executive Officer; William R. Benz, Chief Financial Officer; John A. Christian, President, Long-Term Stewardship Group; Mark Morant, President, Global Commercial Group; and Alan M. Parker, President, Government Group.

As disclosed in the Company’s 2011 proxy statement, our employment agreements with each of Messrs. Christensen, Christian and Parker will expire by their terms on December 31, 2011.  We do not have an employment agreement with Mr. Benz, and we have entered into a position assignment letter with Mr. Morant that is without specific duration and includes provisions regarding, among other things, the payment of severance and relocation benefits. Instead of entering into new or formal employment agreements or extending existing employment agreements with each of these named executive officers, the Compensation Committee has approved our entering into an Executive Severance Agreement with each of our executive officers. The Executive Severance Agreement supersedes and replaces to the extent applicable the terms of each named executive officer’s employment agreement, if any, or in the case of Mr. Morant, his position assignment letter, with respect to severance and change in control payments.

Each Executive Severance Agreement provides that if an executive officer’s employment is terminated (i) by the Company without “cause” or by the executive officer for “good reason,” within two years of a “change of control,” or (ii) by the Company without “cause” or by the executive officer for “good reason,” then the executive officer shall be entitled to the following severance payments and benefits:

•                  all accrued obligations, including all earned or accrued and unpaid base salary, expense reimbursements and other benefits due to the executive officer under any Company-provided plan, program or arrangement;

•                  a pro-rata payment of the executive officer’s target bonus amount payable under the Company’s Annual Incentive Plan for the then-current year;

•                  severance pay equal to the executive officer’s then current monthly base salary plus the then current target bonus, payable in accordance with the Company’s regular pay schedule, for 18 months from the date of termination (24 months from the date of the termination in the case of Mr. Christensen);

•                  continuation of standard health and welfare benefits, until the earliest of (i) the expiration of the period for which the executive officer receives severance pay, (ii) the date the executive officer has commenced new employment and has thereby become eligible for comparable benefits, or (iii) in the case of permanent disability, 18 months (24 months in the case of Mr. Christensen); and

•                  professional outplacement services for up to one year following the date of termination.

In the event the executive officer’s employment is terminated by reason of the executive officer’s permanent disability, the executive officer shall be entitled to receive the same benefits above, except for severance pay and professional outplacement services.  In the event the executive officer’s employment is terminated by reason of the executive officer’s death, the executive officer’s heirs, executors, administrators or other legal representatives shall be entitled to receive all accrued obligations and the executive officer’s pro-rata bonus. If the executive officer’s employment is terminated by the Company for “cause” or if the executive officer voluntarily terminates his employment, the executive officer shall only be entitled to receive payment of all accrued obligations.

In addition to the severance payments and benefits described above, Mr. Morant’s Executive Severance Agreement entitles him to receive reimbursement for the cost of relocating back to the United Kingdom in the event he and/or his family relocate within two years following the termination of his employment.

An executive officer’s receipt of severance payments or benefits pursuant to an Executive Severance Agreement is subject to the executive officer signing and complying with a general release agreement that contains a general release of claims against the Company and non-solicit, non-disparagement, non-compete and non-disclosure provisions.

Each Executive Severance Agreement has an initial term lasting until December 31, 2014 and automatically extends for successive one year periods, unless the Company provides one year written notice to the executive officer that the term of the Executive Severance Agreement will not be extended.  Further, an Executive Severance Agreement may not be terminated for at least two years following a “change of control.”

The terms “cause,” “change in control” and “good reason” are defined the same in each agreement and can be reviewed in the form of Executive Severance Agreement filed as an exhibit to this Form 10-Q.

The foregoing description of each Executive Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Executive Severance Agreement filed herewith, which form is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Executive Severance Agreement.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document (furnished herewith).
101.SCH *	XBRL Taxonomy Extension Schema (furnished herewith).
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).
101.DEF *	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).
101.LAB *	XBRL Taxonomy Extension Label Linkbase (furnished herewith).
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith).

*              Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of November, 2011.

ENERGYSOLUTIONS, INC.

By:	/s/ WILLIAM R. BENZ
William R. Benz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Form of Executive Severance Agreement.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document (furnished herewith).
101.SCH *	XBRL Taxonomy Extension Schema (furnished herewith).
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).
101.DEF *	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).
101.LAB *	XBRL Taxonomy Extension Label Linkbase (furnished herewith).
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith).

*              Submitted electronically with this report.