Form 10-K
period 2011-12-31
EnergySolutions, Inc.
filed 2012-03-15
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, was approximately $439 million based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2012, 89,181,997 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on or about May 23, 2012. The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2011.

ENERGYSOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2011

GLOSSARY OF DEFINED TERMS

The following defined terms are used throughout this Annual Report on Form 10-K.

ABR	Alternate Base Rate
AEA	Atomic Energy Act of 1954, as amended
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act
ASX	Autosampling Pneumatic Transfer System
BNGA	BNG America, LLC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
D&D	Decontamination and Decommissioning
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
ETTP	East Tennessee Technology Park
ERA	Energy Reorganization Act of 1974
ESPS	EnergySolutions Performance Strategies
HBPP	Humboldt Bay Power Plant
HSE	Health and Safety Executive
HSWA	Hazardous and Solid Waste Amendments of 1984
ISFSI	Independent Spent Fuel Storage Installations
LANL	Los Alamos National Laboratory
LIBOR	London Interbank Offer Rate
LLRW	Low-Level Radioactive Waste
M&O	Management and Operation
MLLW	Mixed Low-Level Waste
MODP	Magnox Optimized Decommissioning Program
NDA	U.K. Nuclear Decommissioning Authority
NII	HM Nuclear Installations Inspectorate
NORM	Naturally Occurring Radioactive Material
NNPP	Navy Nuclear Propulsion Program
NSSF	Nuclear Support Services Facility
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYSE	New York Stock Exchange
ORNL	Oak Ridge National Laboratory
OSHA	Occupational Safety and Health Administration
RCRA	Resource Conservation and Recovery Act of 1976
REA	Request for Equitable Adjustment
RFP	Request for Proposal
RSA 1993	Radioactive Substances Act 1993
RSMC	Reactor Sites Management Company
SAFSTOR	Safe Storage (nuclear plant in retirement)
SEC	U.S. Securities and Exchange Commission
SEPA	Scottish Environment Protection Agency
SRS	Savannah River Site
TCEQ	Texas Commission on Environmental Quality
TDEC	Tennessee Department of Environment and Conservation
TSCA	Toxic Substances Control Act
WCS	Waste Control Specialists LLC
WRPS	Washington River Protection Solutions LLC

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

References herein to “EnergySolutions,” the “Company,” “we,” “us” or “our” refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

PART I

Item 1.  Business

Overview

We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning (“D&D”), operation of nuclear reactors, logistics, transportation, processing and low-level radioactive waste (“LLRW”) disposal. We also own and operate strategic processing and disposal facilities that complement our services and uniquely position us to provide a single-source solution to our customers.

We derive almost 100% of our revenue from the provision of nuclear services, and we believe that virtually every company or organization in the United States (“U.S.”) that holds a nuclear license uses our services or facilities, directly or indirectly. Our government customers include the U.S. Department of Energy (“DOE”), U.S. Department of Defense (“DOD”) and United Kingdom (“U.K.”) Nuclear Decommissioning Authority (“NDA”). Our commercial customers include many of the largest owners and operators of nuclear power plants in the U.S., including Constellation Energy Group, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation, and Florida Power & Light Company. We have entered into long-term arrangements, which we refer to as “life-of-plant” contracts, with nuclear power and utility companies that own and/or operate 84 of the 104 operating nuclear reactors in the U.S. Under these life-of-plant contracts, we have typically agreed to process and dispose of substantially all LLRW and mixed low-level waste (“MLLW”) generated by our customers’ nuclear power plants, and ultimately the waste materials generated from the D&D of those plants. Our commercial customers also include hospitals, pharmaceutical companies, research laboratories, universities with research reactors, industrial facilities, and other commercial facilities.

We operate strategic facilities designed for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. According to the U.S. Government Accountability Office, our facility in Clive, Utah is the largest privately owned LLRW disposal site in the U.S. and currently handles over 95% of all commercial LLRW disposal volume in the country. We estimate that LLRW accounts for more than 90% of the volume but less than 1% of the radioactivity of all radioactive by-products. We also manage ten sites in the U.K. with 22 reactors for the NDA, of which 2 are currently operating and producing electricity and 20 are in various stages of decommissioning. We have a comprehensive portfolio of nuclear processing technology and know-how, supported by approximately 271 patents that we own or are licensed to use. As of December 31, 2011, we had more than 5,700 employees, including more than 1,080 scientists and engineers and 280 radiation and safety professionals. Approximately 3,400 of our employees are located at the ten sites we manage in the U.K. We also manage approximately 650 employees at various DOE sites. We have received multiple awards for our safety record.

Our Segments

EnergySolutions is a solution-oriented company that helps its customers solve the complex challenges posed by the management and use of hazardous and nuclear materials. We provide a broad range of nuclear services to government and commercial customers through two major operating groups: the Government Group and the Global Commercial Group. The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services, Logistics, Processing and Disposal (“LP&D”) and International. When a project involves the provision of specialized on-site nuclear services as well as processing and disposal services and depending on the type of customer, our Government Group or Commercial Services divisions coordinate with our LP&D division to provide those specialized services. We actively seek to minimize contract risk across the groups and, in 2011, approximately 90% of our revenue was derived from cost-reimbursable or unit-rate contracts.

Government Group

We derive revenue from U.S. government customers for the management and operation (“M&O”) of DOE facilities and the clean-up of sites and facilities under the federal government’s control that are contaminated by hazardous or radioactive materials. The services we provide to our government customers include the on-site characterization, processing, sorting, segregation, packaging, transportation, management and disposal of classified and unclassified solid and liquid transuranic, LLRW, MLLW and other special wastes. Our licensed technologies are used for the processing of high-level radioactive waste, and as a result, we participate as part of consortia that manage the nation’s high-level radioactive waste inventories at a number of government sites. The Government Group operations are divided into four regional organizations (Northwest, Eastern, Southeast and Southwest) and three national organizations (Navy Decommissioning Programs, Engineered Systems and Technology Projects and Management Consulting).

Our government work includes the development of processes, engineering, fabrication and operation of facilities to reduce the hazards posed by high-level radioactive waste pending final disposition in a national geological repository. In addition, we derive revenue from the provision of D&D, processing and disposal services to the DOD, including the environmental restoration of contaminated federal sites, the decontamination of classified equipment, and the decontamination and recycling of materials for re-use in nuclear applications. We also manage site operations of federal facilities as part of a number of our contracts.

Our government work involves providing customized waste management solutions, D&D of high hazard nuclear facilities, environmental remediation of federal sites contaminated by hazardous and radiological waste, and the deployment of our engineering and technology-based expertise to meet these kinds of challenges throughout the federal government. Our primary emphasis to date has been for the clean-up of sites at major DOE facilities, such as the Hanford site in Richland, Washington; Oak Ridge National Laboratory in Oak Ridge, Tennessee; Savannah River Site near Aiken, South Carolina; Idaho National Lab in Idaho Falls, Idaho and Los Alamos National Laboratory in Los Alamos, New Mexico. Our contract role for government customers is either under Tier 1 or Tier 2 contract arrangements. Under a Tier 1 contract, we typically provide services as an integrated member of a prime contract team either as a joint venture owner or as an integrated team subcontractor. Where we act as part of a Tier 1 team under a prime contract with the DOE, our employees often work alongside with and manage dedicated employees at the site who are employed by the Tier 1 contractor for the duration of the prime contract and who are covered by local benefit packages. Under a Tier 2 contract arrangement, we provide services to Tier 1 contractors on a subcontracted basis.

Our government customers have in the past and may in the future account for a significant portion of our revenue. We assumed voting control over two joint ventures at the request of the DOE during the fourth quarter of 2007 and the first quarter of 2008, respectively. Consolidation of these joint ventures added $38.9 million, $110.6 million, and $108.8 million to our segment revenue in 2011, 2010, and 2009, respectively. Revenue from DOE contractors and subcontractors represented approximately 15.3%, 21.7% and 15.8% of our total consolidated revenue in 2011, 2010 and 2009, respectively.  While in the past our primary focus was on the DOE, we began to target additional government markets that have work scopes that align with our core competencies.

Our Government Group work is highly customized to our customers’ specific needs and the technical challenges posed at those customers’ sites. The following are examples of our Government Group work in recent years:

Hanford Site Operations

The 586-square mile Hanford site was a former plutonium production complex with nine nuclear reactors and associated processing facilities located along the Columbia River in southeastern Washington. In 1989, the DOE, the U.S. Environmental Protection Agency (“EPA”), and the Washington State Department of Ecology signed the Tri-Party Agreement, which established milestones for the clean-up of the Hanford site. Currently, the DOE is shifting a portion of the use of the site from inactive storage to waste characterization, treatment, storage and disposal operations. Massive plants are being designed and built either to vitrify the waste at the Hanford site or to contain it in blocks of concrete grout. About 300 contaminated buildings are slated for clean up, and a radioactive waste packaging program is expected to continue until the Hanford site clean-up is complete.

On May 29, 2008, we won the contract for the management of all high-level waste systems at Hanford as part of the Washington River Protection Solutions LLC (“WRPS”) team. WRPS has the responsibility to safely manage approximately 53 million gallons of radioactive and chemical waste until it can be prepared for disposal. This is one of the largest and most complex environmental cleanup projects undertaken by the DOE. The waste, stored in 177 underground tanks near the center of the Hanford site, will be vitrified into glass logs in a treatment plant that is currently under construction. WRPS will also be responsible for safely storing the treated waste until permanent disposal facilities become available. Under separate agreements, we also provide management and technical services as a subcontractor to other prime contractors at the Hanford site. For example, our technology for the vitrification of high-level waste has been licensed to the DOE, and it has been selected as the baseline technology for the project. We designed the vitrification system for the high-level waste treatment plant, and we continue to provide engineering, research, and testing services to the DOE for their work at the site.

Oak Ridge Operations

The DOE has three separate and distinctive operations within the city of Oak Ridge, Tennessee. These are the Y-12 National Security Complex (“Y-12”), the East Tennessee Technology Park (“ETTP”), and the Oak Ridge National Laboratory (“ORNL”). ORNL, one of the DOE’s largest science and energy laboratories, was established in 1943 as a part of the Manhattan Project, and has been managed since April 2000 by a partnership of the University of Tennessee and Battelle Memorial Institute.

We have provided on-going technical and management support to ORNL since 1987. Our wholly owned subsidiary Isotek Systems LLC, is responsible for the management and disposition of the site’s highly radioactive uranium 233 stockpile. Other project work at ORNL includes the operation of the wastewater treatment plant at the site as well as project work including sampling, characterization, abatement, segregation, packaging, transportation, D&D, and disposal of hazardous materials. We are also responsible for sorting, segregating, and volume reduction of LLRW at ORNL.

We provide similar waste management, D&D, and environmental remediation services to Y-12 and ETTP through Tier 2 project contracts.

Savannah River Site Operations

Established in 1950 by the Atomic Energy Commission, the DOE’s Savannah River Site (“SRS”) is a 310-square mile facility near Aiken, South Carolina. The site was constructed during the early 1950s to produce materials, primarily tritium and plutonium-239, used in the fabrication of nuclear weapons in support of certain U.S. defense programs. Due to changes in the national security strategy of the U.S., many SRS facilities are no longer needed to produce or process nuclear materials. The DOE has identified approximately 300 structures as surplus and requiring clean-up, ranging in size and complexity from large nuclear reactors to scores of small storage buildings.

We have supported the management and disposition of hazardous and radioactive solid waste and high-level liquids waste at SRS since 1996. Highly radioactive liquid waste is generated at SRS as by-products from the processing of nuclear materials for national defense, research and medical programs. The waste, totaling about 36 million gallons, is currently stored in 49 underground carbon steel waste tanks grouped into two “tank farms” at SRS.

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

On December 8, 2008, the DOE awarded the SRS contract to manage liquid waste to Savannah River Remediation, LLC, under which we are a pre-selected Tier 2 contractor. Under this contract, we provide technology support to the SRS vitrification facility. Since the contract award, our licensed vitrification technology has been applied to the SRS melters which has significantly expanded their capacity. We also support Savannah River Nuclear Solutions, the M&O contractor for the site as a Tier 2 contractor in the disposition of hazardous radiological waste streams.

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

We built the Advanced Mixed Waste Treatment Plant at the Idaho National Laboratory to safely treat transuranic contaminated waste for final disposal at the Waste Isolation Pilot Plant in Carlsbad, New Mexico. This contract was recompeted and a team including EnergySolutions was awarded this contract in the third quarter of 2011.

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

Through a joint venture with Los Alamos Technical Associates, we provided environmental management services at the Portsmouth Gaseous Diffusion Plant project, including site characterization, decommissioning, waste processing, and environmental restoration. We submitted an application as the lead of a team for the continued D&D activities of the Portsmouth Gaseous Diffusion Plant. However, the contract was awarded to a competing team in 2010. Our prime contract concluded in the first part of 2011 with the completion of the transition to the new contract team. The new contract team has asked that we continue to support the site clean-up as a subcontractor to their team.

Atlas Mill Tailings Cleanup

In June 2007, the DOE awarded us a contract to clean up the Atlas mill tailings that lie alongside the Colorado River near Moab, Utah. The site encompasses approximately 435 acres, of which approximately 130 acres contain uranium mill tailings (16 million tons). This contract included the design and construction of the disposal cell, design and construction of the transportation system and shipment and disposal of 2.5 million tons of tailings. In 2009, this project received American Recovery and Reinvestment Act (“ARRA”) funding to transport and dispose of an additional 2 million tons of tailings material. The contract was largely completed in December 2011.

Los Alamos National Laboratory

The Los Alamos National Laboratory (“LANL”) occupies approximately 40 acres located in northern New Mexico, as a research facility of the National Nuclear Security Administration that is managed by Los Alamos National Security LLC.

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

Navy Decommissioning Programs

Our Navy Decommissioning Programs focus on the U.S. Navy Nuclear Propulsion Program (“NNPP”).  NNPP operates four federal shipyards (Portsmouth, New Hampshire; Norfolk, Virginia; Puget Sound, Washington; and Pearl Harbor, Hawaii), and subcontracts the operation of two private shipyards in Newport News, Virginia and Groton, Connecticut.  There are also three Navy laboratories: Knolls Atomic Power Laboratory in New York, Bettis Atomic Power Laboratory in Pennsylvania, and the Naval Reactors Facility in Idaho.  We have received, processed, and dispositioned waste from these facilities since 1994.  These sites have been of particular importance to our metal recycling programs at fixed facilities in Tennessee, with NNPP’s continued commitment to green technologies.

We began providing our first D&D services for NNPP at the Portsmouth shipyard in 2006.  This task developed NNPP’s confidence in the Company and led to various D&D operations at other federal shipyards.  We have performed D&D projects, involving removal of dockside structures, at the Portsmouth and Pearl Harbor shipyards for four years.

Engineered Systems and Technology Projects

We employ highly trained personnel with technical and engineering experience in critical areas of the nuclear services industry. Our technical capabilities include engineering (chemical, process, mechanical, nuclear, civil and structural), radiological safety, chemistry, environmental, safety, and other disciplines that are critical to the provision of technology-based nuclear services.

We provide on-site engineering services to support the deployment of radioactive, hazardous, and mixed waste treatment, transportation, and disposal technologies. In addition, we design equipment, components and integrated turn-key systems, train customer personnel, and perform a broad range of engineering consultation services. As part of the acquisition of BNG America, LLC (“BNGA”), we obtained the rights in the U.S., Canada and Mexico to the full suite of spent nuclear fuel recycling technologies of British Nuclear Fuels Limited, including intellectual properties. We also employ many of the employees who designed, constructed, commissioned and operated the existing spent fuel recycling facilities in the U.K.

Our Engineered Systems and Technology Projects Group’s expertise in radioactive waste immobilization through vitrification is an important competitive advantage. Vitrification is a technique in which waste mixes with glass-forming chemicals to form molten glass that solidifies and immobilizes the embedded waste. It is an established means for the disposal and long-term storage of nuclear and other hazardous wastes that produces a non-leaching, durable material that effectively traps waste that can be stored for relatively long periods without concern for air or groundwater contamination. Our patented system is the baseline technology for the high-level radioactive waste and LLRW waste vitrification processes at the DOE’s Hanford Waste Treatment Plant. We have designed, constructed, and operated nonradioactive, nonhazardous pilot melters to test design concepts for the full scale units that will vitrify millions of gallons of highly radioactive tank waste at the Hanford site. The engineered systems and technology group has also been awarded a contract to ensure that the planned mixing processes during pretreatment will work as designed.

Our Engineered Systems and Technology Projects Group manages complex engineering, procurement, construction and integration projects by combining our technologies, expertise in the implementation of nuclear quality assurance programs, and engineering and project management team experience. The following are examples of project integration work we have undertaken in recent years:

Autosampling Pneumatic Transfer System—Waste Treatment Plant, Hanford, Washington- The Autosampling Pneumatic Transfer System (“ASX”) is an integrated process and control system for the Waste Treatment Plant Project in Hanford, Washington. The ASX system collects waste and process effluent samples from vessels and equipment of the Pretreatment Facility, Low-Activity Waste Facility, and High Level Waste Facility and pneumatically sends the samples to the Analytical Laboratory for testing confirmation. Our project scope was to design, supply, test, and provide technical services for the installation, commissioning, and training for ten shielded autosamplers and associated equipment. This project was completed in 2010.

M3 Pulse Jet Mixer Mixing Stand—Waste Treatment Plant, Hanford Washington - We are currently contracted to design, build, fabricate, install, commission, operate, and report test results for the Waste Treatment and Immobilization Plant M3 PJM Mixing Test Stand in Hanford, Washington. This test is designed to compare computational fluid dynamics analytical data for pulse jet mixing in the WTP Tanks FEP-17 and HLP-22 with scaled results using a four foot diameter instrumented test vessel. We expect to complete work on this project in mid 2012.

Management Consulting

EnergySolutions Performance Strategies (“ESPS”) provides management consulting, with 150 consultants supporting our Government and Global Commercial Groups.  ESPS delivers high impact individuals in specialty disciplines: nuclear safety, quality assurance, training, and performance assurance.  Performance assurance, the dominant discipline within ESPS, is staffed by retired Navy engineers and adds substantial value to our own projects and our customer’s operations.

Global Commercial Group

The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services, LP&D and International.

Commercial Services Operations

We provide a broad range of on-site services to our commercial customers, including nuclear power and utility companies, fuel fabrication and related nuclear fuel cycle companies, pharmaceutical companies, research laboratories, universities, industrial facilities, and other entities that generate radioactive and hazardous materials or are involved in the nuclear services industry. Our services are delivered to our clients through three principal groups as follows:

1.               Our Project Services Delivery Group provides D&D, large component removal and disposition, radioactive material characterization and management, spent nuclear fuel services, emergency response, site remediation and restoration, license termination, stakeholder and regulatory interface, liquid and solid waste management, and other nuclear and hazardous services.

2.               Our Technology Products Group provides expertise, technology, systems and equipment used to process millions of gallons per year of radioactively contaminated liquids generated by operating nuclear plants in the U.S. and internationally. We have proprietary and patented systems and technologies that support our client’s needs to safely manage their radioactive plant liquid and effluent discharges.

3.               Our Long-Term Stewardship Group conducts our license stewardship program that is a new, innovative approach to provide decommissioning services. This group led the efforts to successfully close a unique transaction with Exelon Generation Company on September 1, 2010, where we assumed the responsibility for decommissioning the shut-down Zion Nuclear Power Station in Zion, Illinois.

Project Services Delivery Group

The services our Project Services Delivery Group provides to clients include:

Decontamination and Decommissioning.  We have been providing D&D services to our customers for over 30 years. This includes D&D of commercial nuclear power plants, test reactor facilities, nuclear research laboratories, fuel cycle/fabrication facilities, and industrial facilities that used nuclear materials in their processes.

Large Component Removal and Disposition.  Our expertise, personnel and strategic assets enable us to prepare large components for transport via public highway, waterway, rail, or combinations thereof to ensure the highest degree of safety and compliance with regulatory requirements. Large components include overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. Transportation, processing and disposal of these large components are typically handled through our LP&D segment.

Site Remediation and Restoration.  We provide site characterization, remediation and release survey services to clients who have radioactively contaminated sites, including facilities that are currently licensed at the federal and state level by the NRC or NRC-Agreement States. We also provide remediation services at legacy facilities where non-radioactive material possession license currently exists, or where licenses were previously terminated but residual contamination remains above current regulatory guidelines.

On-Site Waste Management Services.  We provide a variety of client-site waste management services to prepare waste streams for more efficient on-site storage and/or compliant packaging and transport to an authorized disposal facility. Engineered processing at client sites includes size reduction by means of shearing or cutting, compaction, solidification, and dewatering.

Spent Fuel Pool Services.  We have more than 30 years of experience managing and processing irradiated hardware and other high activity materials found in spent fuel pools at both boiling water and pressurized water reactors. Our fuel pool services include underwater irradiated hardware volume reduction, component transfer and container loading, cask transportation, fuel pool vacuuming, pool-to- pad transfers, and waste characterization. Our fuel pool personnel are specially trained to handle the planning, on-site processing, packaging, transportation, on-site storage and disposal of various fuel pool components. We have completed more than 100 fuel pool projects, and our customers have included nearly every nuclear power and utility company in the U.S. and TEPCO in Japan. We also provide full service support of spent fuel storage activities, including cask design and procurement, cask loading and related activities, as well as design and construction oversight for on-site independent spent fuel storage installations (ISFSIs).

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

Examples of key projects awarded or completed in 2011 by the Project Services Delivery group that highlight our capabilities and breadth of experience in providing the above services include the following:

Pacific Gas & Electric (PG&E)—Humboldt Bay Decommissioning Projects - In 2011, the Project Services Delivery Group was again awarded new projects for nuclear decommissioning support at the Humboldt Bay Power Plant (“HBPP”) in Eureka, California. This work consists of three projects.  The first project which includes engineering and planning work is scheduled to be completed in 2012, and involves removal, segmenting and disposition of the HBPP Unit 3 reactor vessel internals.  The second project, which began in 2011 and is also scheduled to be completed in 2012 involves the removal of greater than Class C waste that is stored in the spent fuel pool, shipping the waste to our Barnwell processing facility for removal of organics by de-ashing, and return to HBPP for eventual storage in their Independent Spent Fuel Storage Installation.  The third project, which began in 2011, was planning for the removal of four liquid radioactive waste hold-up tanks and associated piping.  The project also entails the removal of approximately 100 cubic feet of resin/sludge from one of the tanks and processing and de-watering.  The project is expected to complete before mid year 2012.

General Electric (GE)—Multi-Site Projects and Services - In 2011, we continued to support GE with projects and services at two sites, including the Wilmington, North Carolina and Vallecitos, California facilities. At the GE Hitachi’s global nuclear fuels plant in Wilmington, North Carolina, we provided on-site waste management and facility dismantlement services, including support of the scrap pack facility, waste management consulting services, and various dismantlement projects for liabilities reduction. At the GE Vallecitos site, we completed legacy waste removal. We submitted a written proposal to GE for the interference removal and source term reduction of the GE Test Reactor at Vallecitos nuclear center, which is expected to be approved during the first quarter of 2012.

Whittaker Corporation Site Remediation Projects - In 2011, we continued work at two Whittaker Corporation legacy sites in California and Pennsylvania.

At the Whittaker Bermite site in Santa Clarita, California, we were contracted to complete the remediation of a former firing range contaminated with depleted uranium fragments. The scope of services included site clearing, unexploded ordnance clearance and removal, site characterization, excavation, disposal of contaminated soil, final status surveys, and backfilling and grading the site. Waste was transported to and disposed of at our Clive, Utah disposal facility. In 2011, the Final Status Survey Report was submitted to the California Department of Health Services, Radiologic Health Branch (“RHB”) for review and approval, we are awaiting the completion of the review by RHB.

At the Whittaker Site in Transfer, Pennsylvania, we continued remediation of a 5.8 acre area of slag and soil byproducts located along the Shenango River.  Whittaker Corporation, as well as prior owners of the site, used raw source material containing licensable quantities of thorium and uranium to process rare earth metals on site. During the course of the project waste was transported to and disposed of at our Clive, Utah disposal facility. The site was divided into four sections, three of which have been remediated. After completion of decommissioning activities, the site will have been remediated to levels that will permit license termination for unrestricted use.

University of Arkansas - SEFOR Reactor — We provided cleanup, removal and disposal services at this site. Phase 1 included the cleanup of exterior grounds and burn pits, grubbing within the fenced in area of the site and tree removal from various locations, security fence maintenance, control of harmful insects, installation and set up of a radiological gate monitor, and performance of various radiological surveys throughout the site. Phase 2 included sampling and analysis of various soils and liquids throughout the site, asbestos abatement from all location of work areas complete, maintenance building cleanup, demolition, and disposal, maintenance tool shed cleanup, removal and disposal of underground storage diesel tank, septic tank system backfill and closure, 110 foot waste gas vent stack removal and disposal, removal of sodium from the secondary system, disposal of approximately 40,000 gallons of liquid waste to a publicly owned treatment works from the radioactive waste and gaseous vaults, and the sodium drain tank vault room.

PCS Nitrogen Corporation - We provided a decommissioning plan and disposal methods to dispose of four NORM laden cooling towers in Memphis, Tennessee. Our efforts in the demolition of the cooling towers included providing assistance from our radiological group, safety representatives and broker, and the lending of our radioactive license. We also provided assistance in the disposal of the project waste materials.

Dow Chemical Corporation — We provided the radioactive program and labor to replace Thoria Catalyst in a chemical reactor at the Dow Chemical plant in Freeport, Texas. The scope of work entailed the provision of safety plans, procedures, labor for Thoria replacement and safety representatives, along with our radiological programs and technician that provided radiological surveys and monitoring throughout the project. In addition, all the waste that was generated throughout the project was manifested by our broker, and shipped to our Clive, Utah facility for disposal.

Fruit of the Loom Custodial Trust—Breckenridge, Michigan Site Remediation.  In 2011, we completed remediation of burial pits containing radioactive materials at the former Michigan Chemical Company (MCC) site in Breckenridge, Michigan, under contract to the Fruit of the Loom Custodial Trust for the site. Between 1967 and 1970, MCC operated a rare earth processing plant near St. Louis, Michigan. The MCC manufactured an array of chemical products, including fire-retardant materials, insecticides, animal food supplements, and rare earth oxides. MCC used the Breckenridge site for the disposal of the process wastes from the MCC’s rare earth processing plant. Our services at the site included soil sampling, excavation and packaging of buried wastes, rail transport, and disposal of contaminated materials at our Clive, Utah disposal facility. The final status survey report for site release from regulatory control has been submitted to the NRC.

Detroit Edison—Removal & Disposition of Fermi-I Reactor Vessel & Large Components.  In 2011, we completed the decommissioning work at the Fermi Unit 1 Reactor facility in Newport, Michigan under a contract for removal and disposition of the reactor vessel and large components. The Fermi 1 reactor was a sodium cooled reactor design that operated from 1963 until 1972.  Services provided at Fermi 1 included the disassembly and segmentation of the reactor vessel, primary shield tank, heat exchangers, and reactor coolant pumps, along with all interconnecting piping.  All dismantled equipment is being packaged, transported to, and disposed of at our Clive, Utah facility.

Exelon Nuclear—Multiple Plant EPU Outage Support. 2011 was the busiest year for Turbine Retrofit outages under our contract with Exelon for the removal and disposal of turbine casings, rotors and miscellaneous waste from the Quad Cities Unit 1, Peach Bottom Unit 3 and Dresden Unit 2 reactor sites. More than 6.2 million pounds of waste were transported to our Clive, Utah disposal facility during these outages. Work on this contract began in late 2009 and will continue through the end of Exelon’s scheduled plant outages in 2012.

San Onofre Nuclear Generating Station (SONGS)—Licensing and Disposal of Steam Generator Lower Assemblies (SGLA).  In 2011 we continued our engineering and licensing support of SONGS resulting in their receipt of a special permit from the U.S. Department of Transportation allowing the transportation of their old SGLA. Two of the four SGLA were successfully transported from SONGS to our Clive, Utah disposal facility in 2011. The remaining two SGLA are expected to be delivered to our Clive, Utah disposal facility in 2012.

South Texas Project (STP)—Transport of Reactor Head.  In 2011 we were awarded a contract to transport two reactor heads from the STP nuclear plant located in Wadsworth, Texas to our Clive, Utah disposal facility. Despite the project’s aggressive schedule, we successfully transported and disposed of the reactor heads at our Clive, Utah disposal facility in July 2011.

Liquid Waste Processing Group - Our radioactive liquids processing services incorporate a number of technologies, including advanced ion exchange and membrane-based systems, to reduce radioactive secondary waste generation, reduce radioactive liquid discharge, improve water chemistry and enable the recycling of wastewater for reuse by utilities. We are currently providing full-time on-site services for the removal of radioactive and chemical contaminants from wastewater at over 20 nuclear power plants across the country. We also provide dewatering services of radioactive particulate wastes. The dewatered waste resulting from our dewatering technology is compatible with our approved disposal containers and with disposal criteria at our Clive, Utah and Barnwell, South Carolina disposal facilities. We currently provide dewatering services at more than 30 nuclear power plants in the U.S. In addition to long term on-site service contracts, we also provide radioactive liquids processing and dewatering services on a demand basis for nuclear facilities in the U.S., the U.K., and Mexico.  In

2011, we completed a liquid waste processing technology demonstration at the damaged reactor in Fukushima, Japan. This demonstration involved the successful onsite bench scale testing of water treatment technologies for removal of a complex spectrum of high concentration radionuclides.

Technology Products Group

Our Technology Products Group provides engineered equipment to a variety of customers including domestic nuclear power stations, international nuclear power stations, U.S. Navy, U.S. Navy shipbuilders, and DOE contractors. The Technology Products Group is composed of highly experienced project managers most of whom are graduate engineers. These project managers are well equipped to evaluate customer requirements and direct the design of processing systems, handling equipment, specialty containers and liners and transport equipment to safely and efficiently handle the customer’s radioactive waste from point of origin through storage and final disposal. They are also knowledgeable in all aspects of design, fabrication management and overall project management.

The Technology Products Group’s primary focus is on liquid waste process equipment design and fabrication including:

•                  Ion exchange systems

•                  Reverse osmosis systems

•                  Specialty ultra filtration systems

•                  Advanced injection methodology for polymer and coagulants treatments

•                  Dewatering systems utilizing self-engaging fillheads (SEDS, SERDS)

•                  Solidification and encapsulation systems utilizing cement or polymers

•                  Container remote grappling equipment

•                  Container remote capping equipment

•                  Liquid drying systems

•                  Carbon steel pressure vessels

•                  Stainless steel pressure vessels

•                  High integrity container and liners utilized as waste containers including but not limited to:

•                  High Integrity Containers

•                  High Integrity Container Overpacks

•                  Standard steel containers

•                  Specialty containers including but not limited to:

•                  NRC Licensed Type B transportation casks and cask inserts

•                  Type A transportation casks

•                  Specification 7A and IP-II containers

•                  Specialty transport, storage and disposal liners

•                  On-site concrete shield and storage containers and lifting hardware including:

•                  Class B and C waste storage vaults

•                  Radvaults and OSSCs

•                  Process shields

The Technology Products Group also operates and manages the Nuclear Support Services Facility (“NSSF”) and Liner Operations Group, both located at our Barnwell, South Carolina disposal facility. The NSSF maintains a radioactive materials license to permit receipt of contaminated equipment and subsequent maintenance and, or repair of this equipment at the NSSF hot shop. The Liner Operations Group assembles and delivers waste processing containers to EnergySolutions’ clients. Examples of work performed in 2011 include:

•                  Ginna Nuclear Power Station — Self-Engaging Dewatering System

•                  Grand Gulf Nuclear Station — Design and fabrication of a cross-flow filtration system

•                  Indian Pont Nuclear Power Station — Advanced Liquid Processing System

•                  Norfolk Naval Shipyard — Specialty containers for processing liquid waste streams from submarines

•                  Portsmouth Naval Shipyard — Specialty containers for processing liquid waste streams from submarines

•                  Huntington-Ingalls Newport News — Specialty containers for processing liquid waste streams from aircraft carriers and submarines

•                  Electric Boat — Specialty containers for processing liquid waste from submarines

•                  Savannah River Nuclear Solutions — Specialty containers for processing liquid waste streams

•                  Humboldt Bay Nuclear Station — Specialty containers for processing various waste streams

•                  EnergySolutions Asia — Technical fabrication support for Yangjiang and Haiyang liquid waste processing equipment, and technical support to Toshiba in development of a proposal of engineered equipment for processing liquid waste at the Fukushima nuclear station

•                  Argonne National Laboratory — Design, licensing and fabrication of a shielded container for shipment of gamma and neutron emitting sources within EnergySolutions’ NRC licensed 10-160B Transport Cask

•                  Sandia National Laboratory — Design, licensing and fabrication of a shielded container for shipment of gamma sources within EnergySolutions’ NRC licensed 10-160B Transport Cask

•                  Spallation Neutron Source Facility (ORNL) — Specialty containers for shipment and disposal of proton beam targets and shield equipment

•                  ZionSolutions Decommissioning — Concrete storage containers (Radvaults), specialty liners and support equipment for temporary storage and transport of decommissioning waste

•                  Waste Control Specialists, LLC — specialty liners and support equipment for waste disposal

Long-Term Stewardship Group

Our Long-Term Stewardship program is a new, innovative approach to provide decommissioning services to both our commercial and government customers. Under this program, we acquire title to substantially all of a customer’s buildings, facilities and equipment of its non-operating nuclear facilities. As the owner of the facility and associated permits, licenses and other assets, we are eligible to acquire a license from the NRC to decommission the plant, and to acquire the rights to the customer’s decommissioning trust fund associated with the facility (if applicable). Because of our technology, expertise and assets, this unique structure facilitates the decommissioning of the plant ahead of the schedule that the customer would otherwise expect to achieve.

In September 2010, we entered into an arrangement, through our subsidiary ZionSolutions, LLC (“ZionSolutions”) with Exelon Generation Company (“Exelon”) to dismantle Exelon’s Zion nuclear facility located in Zion, Illinois (“Zion Station”), which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including all assets held in its nuclear decommissioning trust fund. In consideration for Exelon’s transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The NRC approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions (the “License Transfer”). At the conclusion of the project any remaining plant facilities and associated amended licenses are returned to Exelon and the lease terminates.

To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC’s regulations.

Upon closing, we recorded the fair value of the trust fund and recorded deferred revenue in an amount equal to the trust fund value less certain assumed tax liabilities. We also recorded the liability associated with the Zion D&D activities in accordance with the applicable accounting guidance for asset retirement obligations (“ARO”), as well as a deferred cost amount equal to the initial value of the ARO liability. For a discussion of the accounting of this transaction, see Critical Accounting Policies located in Part II, Item 7 of this Annual Report on Form 10-K.

During the course of the project, some major scope activities to be completed include transferring over 2,000 spent fuel assemblies to storage in an independent spent fuel storage installation, removing major components such as the reactor vessel, steam generators, pressurizers, turbines, generators, main power transformers, and other large components, demolishing and removing all buildings and structures with the exception of the independent spent fuel storage installation, transporting and disposing of radioactive and hazardous waste, and remediation of the site to unrestricted release criteria as specified by the NRC.

By the end of 2011, we had accomplished or initiated a number of key activities related to our obligations to complete the identified scope of work.  Some of our achievements on the project include refurbishing abandoned office spaces and plant equipment such as cranes and ventilation, demolishing and removing the dry active waste storage building along with miscellaneous other structures, abating, removing and disposing of approximately 50% of all thermal insulation asbestos, repairing and visually inspecting fuel assemblies in preparation for transfer into dry storage, opening access into the containment building and installing rail systems to facilitate movement of material and equipment, and removing and disposing of the unit 2 reactor head.

Logistics, Processing and Disposal (“LP&D”)

We provide a broad range of logistics, processing and disposal services, and we own and operate strategic facilities for the safe processing and disposal of radioactive materials. Our facilities include our LLRW disposal facility in Clive, Utah, three processing facilities in Tennessee, and two separate processing and disposal facilities in Barnwell, South Carolina, that we operate pursuant to a long-term lease with the state of South Carolina. We also own a facility in Tennessee that we believe is the only commercial facility in the world with the ability to cast, flat-roll and machine casks and other products from depleted uranium. We believe that virtually every company or organization that holds a nuclear license in the U.S. uses our facilities either directly or indirectly.

Our transportation and logistics services encompass all aspects of transporting radioactive materials, including obtaining all required local and federal licenses and permits, loading and bracing shipments, conducting vehicle radiation surveys, and providing transportation assistance to other companies throughout the U.S. Through our Hittman Transport Services, Inc. (“Hittman”) subsidiary, we own and operate a dedicated fleet of tractors, trailers and shipping containers for transporting radioactive materials and contaminated equipment for processing and disposal. In 2009, we added to our existing rail infrastructure and service by acquiring the assets of Heritage Railroad Corporation a short line railroad that serves the Heritage Center Industrial Park in Oak Ridge, Tennessee and our Bear Creek, Tennessee facility. Through this asset acquisition, we ensured future rail service from Bear Creek to Clive, Utah.  Our specialized shipping casks are engineered containers for the safe transport of radioactive material. We also have expertise in transporting very large, and contaminated reactor components from commercial power plants to processing or disposal sites. These components include reactor pressure vessels, steam generators, and other smaller components. Transportation modes include barge, rail and truck transport.

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

•                  MLLW, such as radioactive and hazardous materials, including lead-lined glove boxes, lead-shielded plates, and radioactivity contaminated electric arc furnace dust;

•                  NORM (naturally occurring radioactive material), such as waste from radium processes, and from mining activities;

•                  PCB Radioactive and PCB Mixed Waste, such as PCB Capacitors (large and small), transformers, bulk product, remediation waste, etc;

•                  dry active waste, consisting of protective clothing, resins, filters, evaporator bottoms, and hot metal debris;

•                  liquid waste, which is similar to LLRW, but in liquid form; and

•                  waste defined as “byproduct materials” under section 11e(2) of the AEA, consisting of dirt generated by mining and milling operations.

The LLRW that we dispose of at our Clive, Utah disposal facility comes primarily from the clean-up activities of contaminated sites (including DOE facilities, nuclear power plants, Superfund sites, and industrial sites), and from the routine operations of utilities, industrial sites, and hospitals. We treat and dispose of only Class A LLRW, MLLW and 11e(2) materials at our Clive, Utah disposal facility, and we do not plan to seek authorization to accept Class B and C wastes at that site. However, we are able to dispose of Class A, as well as Class B and C waste from customers located in the Atlantic Compact States of South Carolina, New Jersey and Connecticut at the state owned Barnwell, South Carolina facility that we operate.

Our MLLW treatment facility at Clive, Utah disposal facility uses several treatment technologies to reduce the toxicity of waste materials prior to their disposal. These technologies include thermal desorption, stabilization, amalgamation, reduction, oxidation, deactivation, chemical fixation, neutralization, debris spray washing, macro-encapsulation, and micro-encapsulation processes.

Many of our LP&D projects complement the services we provide in our Government Group and Commercial Services divisions. The following are examples of LP&D services that we have performed in recent years:

Life-of-Plant Contracts

Our life-of-plant contracts integrate our LP&D services into a tailored solution for our commercial customers’ needs. Life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when these plants are shut down. We have signed life-of-plant contracts with nuclear power and utility companies that own and/or operate 84 of the 104 operating nuclear reactors in the U.S. Some of the customers with whom we have entered into life-of-plant contracts include Dominion Resources, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation, Florida Power & Light Company, and Progress Energy.

Large Components

An important service provided to our commercial nuclear power plant customers is the disposition of overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps, and feed water heaters. As operational nuclear power plants age, their components are replaced either to provide increased operational capacity or as part of planned plant maintenance. For example, in late 2008 and 2009, we worked on a contract to remove eight retired steam generators from Duke Energy’s McGuire Nuclear Station in Huntersville, North Carolina. The preparation of these large components for transportation, processing and disposal was handled through our Commercial Services division. This contract provided us with the experience to propose and win a three year project with Exelon to upgrade several of its nuclear power plants in the mid-west, and to dispose four steam generators from Edison International’s San Onofre Nuclear Plant in California. The scope of work includes the removal, packaging and transport of large components for disposal during time-critical outage periods. The first phase of that project was successfully completed in 2010, two steam generators were received and disposed of at our Clive, Utah disposal facility in 2011, and the remaining two will be disposed of in 2012.

Los Alamos National Laboratory

The DOE is currently in the process of a phased cleanup and D&D program at the LANL site and surrounding lands. Under a continuing series of contracts in place since June 2005, we have repackaged LANL transuranic legacy waste to meet the requirements for its disposal at the Waste Isolation Pilot Plant in New Mexico. Revenue from these services is recognized in our Government Group segment. We are also a major subcontractor for the transport and disposal of LLRW, MLLW and other contaminated materials from LANL. Revenue from these services is recognized in our LP&D segment.

Separations Process Research Unit

The Separations Process Research Unit cleanup site is located within the currently operating 170-acre Naval Reactor Knolls Atomic Power Laboratory in Niskayuna, New York. The facilities operated as a pilot plant to research the process to separate plutonium from irradiated matrices. The facilities and process systems were flushed and drained after operations ceased in 1953. As part of the cleanup effort, we are the subcontractor responsible for the packaging, transportation, treatment and disposal of LLRW and MLRW waste. This work began late in 2009 and it is currently ongoing.

Other Department of Energy Environmental Management Sites

The DOE’s Office of Environmental Management has ongoing work at several major sites including Portsmouth in Ohio, Paducah in Kentucky, and the ETTP in Tennessee.  As part of cleanup efforts at these and other DOE sites EnergySolutions provides treatment and disposal services.

U.S. Navy Contracts

We are the principal service provider to the U.S. Navy for the disposition of radiological materials under the Naval Nuclear Propulsion Program. Through a series of long-term contracts, we process and dispose of LLRW and MLLW generated by the U.S. Navy’s nuclear operations worldwide.

Several of our facilities provide services to the U.S. Navy, including our Clive, Utah, Barnwell, South Carolina, and Oak Ridge and Memphis, Tennessee facilities. These services include volume reduction, metal recycling, and specialized processing. These processed materials may then be disposed of at our Clive and Barnwell facilities. In addition to processing liquid and solid radioactive materials, we also provide transportation and logistics services to the U.S. Navy, as well as on-site support at naval bases around the U.S. for the removal of radioactive materials.

International

The International division derives its revenue primarily through contracts with the NDA in the U.K. for the operation and management of its ten Magnox nuclear power plant sites. Under these contracts, we are responsible for the operation, defueling, and decommissioning of those sites. One site currently generates electricity and the nine other sites are in varying stages of defueling and decommissioning. We also provide waste management and technology-based services to customers in the U.K., Italy, Spain, Germany, China, Korea, Japan and Canada.

In December 2008, the NDA announced that the competition to select a single parent body organization for Magnox Limited and Research Sites Restoration Limited is expected to commence in 2012 and be completed no later than 2014. We intend to compete for the rebid of the Magnox contracts by teaming with one or more partners.

During the contract year ending March 31, 2012, we expect to receive funding from the NDA in the amount of approximately £655.0 million for our Magnox operations, or $1.1 billion based on the annual average sterling pound exchange rate for the year ended December 31, 2011. Notable achievements during the 2011/12 contract year included the Berkeley site becoming the first commercial power station in the U.K. to enter its reactors into SAFSTOR, receiving approval for the extension of power generation at the Wylfa site to December 2012, continued operation of one reactor at the Oldbury site (the oldest operational nuclear power station in the world), removal of all irradiated fuel from the Dungeness site, removal of all asbestos containing material from the Sizewell site, and the acceptance of the new baseline for the Magnox sites by the NDA, known as the Magnox Optimized Decommissioning Program (MODP). The MODP program is anticipated to deliver £1.2 billion or $1.9 billion in lifecycle savings (present day values) to the NDA across the Magnox estate over the next several years.

We have extended our business development efforts into other European, Asian and Canadian markets and in January 2010, we were selected to design and supply a liquid waste processing system for two new reactors at Yangjiang in Guangdong Province, China. The contract has an option for providing the same system for two additional reactors to be built at the same site. The new reactors are being constructed by the China Nuclear Power Engineering Company and China Nuclear Power Design Company, which are subsidiaries of China Guangdong Nuclear Power Holding Corporation. In August 2010, a consortium between EnergySolutions and Yuanda Environmental Engineering Company was selected to provide waste management systems for up to eight new reactors being developed by China Power Investment Corporation. The contract scope includes the design, equipping, and commissioning of the Site Radioactive Treatment Facility for the treatment and storage of liquid, wet-solid, and solid waste radioactive streams.

In August 2010, we submitted an import and export application for waste owned by Eckert and Ziegler Nuclitec GmbH of Germany to the NRC for review. This license was obtained in May 2011 and we are now in contractual discussions over the shipment of the waste, which is generated primarily at German hospitals and universities, which will be volume reduced using our licensed facilities at our Bear Creek, Tennessee facility and then returned to its country of origin. For a description of some of the risks applicable to our International division, please see Item 1A. Risk Factors—“Our international operations involve risks that could have a material adverse effect on our results of operations.”

Our operations in Canada include radioactive waste management, radiation health physics consulting, sealed source services and storage of containers.  These services and operations are licensed by the Canadian Nuclear Safety Commission and provided primarily under a Waste Nuclear Substance Licensed.  In 2011, we were awarded an engineering contract to support the Darlington active liquid waste project and Pickering decommissioning project and we plan to continue to grow the radioactive waste services business in Canada utilizing the Waste Nuclear Substance Licensed in 2012.  One of our major customers in Canada is Ontario Power Generation.

Customer Concentrations

Our International segment derives its revenue primarily through contracts with the NDA. For the years ended December 31, 2011, 2010 and 2009, respectively 60.2%, 57.6%, and 60.1%, of our total revenue was generated from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2011 and 2010 were $227.7 million and $183.6 million, respectively.

We have contracts with various offices within the DOE, including the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration, and the Office of Nuclear Energy. Revenue from DOE contractors and subcontractors represented approximately 15.3%, 21.7% and 15.8% of consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2011 were $35.8 million and $66.6 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2010 were $46.8 million and $45.9 million, respectively.

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

The state of Utah authorizes our Clive facility to dispose of Class A LLRW, NORM, 11e(2) materials, and MLLW. The facility’s location enables it to receive radioactive materials year-round via bulk truck, containerized truck, enclosed truck, bulk rail, rail boxcars, and rail intermodals. We are served by the Union Pacific Railroad at our private siding where we maintain more than seven miles of track. This direct rail access and our gondola railcar rollover system provides a cost-effective method for unloading up to 100,000 cubic feet of radioactive materials per day. We maintain a fleet of approximately 300 high capacity gondola railcars under long-term operating leases, as well as custom designed flat cars and other multi-model containers, to facilitate the safe transport of radioactive materials to our Clive facility. We also maintain an all-weather paved asphalt road to the site from Interstate 80 to facilitate truck shipment.

Unlike the other existing commercial LLRW disposal sites which are state owned, our Clive facility, property, buildings and equipment are owned by EnergySolutions. Over the years, the facility has been adapted to meet the changing needs of customers. Our Clive facility has the unique distinction of having two gondola railcar unloading facilities, a large industrial scale shredder, and high pressure water cleaning and decontamination facilities.

Disposal Cells

Our Clive facility uses an above-ground, engineered disposal design, also known as a secure landfill that uses a near-surface engineered embankment design for our disposal cells. Using standard heavy construction equipment, radioactive materials are placed in 24-inch thick layers and then compacted in a continuous “cut and cover” process that provides for long-term disposal with minimal active maintenance. The system relies on natural, durable materials to ensure performance over time. Each cell has a 24-inch liner system designed to assist in isolating hazardous materials from the environment. The liner, consisting of compacted low-permeability clay, covers a foundation of compacted indigenous clay and soils. The cell embankment top slopes are covered with a compacted two-foot to seven-foot thick clay cover, a rock drainage layer, and a two-foot thick rock erosion barrier to ensure long-term protection from the environment. Cover construction begins as areas of the cell are filled to capacity. The process of continual building, filling and capping of the cells ensures long-term cell stability and minimizes the work that would be required upon site closure. In addition to the standard liner and cover used in the LLRW and 11e(2) materials cells, the MLLW cell has a triple-synthetic-liner system with a synthetic cover barrier. The mixed waste liner system includes leachate collection and leak detection systems required for the containment of hazardous waste.

Disposal Capacity

We believe that we have sufficient capacity for approximately 30 years of operations at our Clive facility based on our estimate of future disposal volumes, our ability to optimize disposal capacity through volume reduction and compaction techniques, and the assumption that we will obtain a license amendment to convert a disposal cell currently intended for 11e(2) materials to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal from 95 million cubic feet to approximately 140 million cubic feet. If we are unable to obtain the license amendment, our projected capacity to dispose of Class A LLRW would be materially reduced. If future disposal volumes increase beyond our expectations, or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected. See Item 1A. Risk Factors—“We operate in a politically sensitive environment, and public perception of nuclear power and radioactive materials can affect our business” and “Our business depends on the continued operation of our Clive, Utah disposal facility.”

Tennessee Facilities

We own and operate facilities at three locations in Tennessee where we process and transfer radioactive materials generally to our Clive, Utah disposal facility. These facilities are all operated in an integrated fashion to maximize the breadth of options available to our customers.

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

Our Memphis, Tennessee facility’s riverside location allows for access by barge as well as truck and rail. This facility is specifically designed to handle large components such as steam generators, turbine rotors, heat exchangers, large tanks and similar components. From our Memphis facility, disassembled components can be shipped to our other facilities for ultimate disposition. We also lease space to various nuclear service vendors at this facility who support commercial nuclear power generation outage activities.

In addition to our three Tennessee processing facilities, we also own a facility in Oak Ridge, Tennessee that provides metals manufacturing, processing, casting and rolling, fabrication and other capabilities to our customers. We believe it is the only commercial facility in the world with the ability to cast, flat-roll and machine products from depleted uranium. Material processed at this facility can be found in a variety of products, including electronics, medical isotope shipping containers, nuclear accelerators, nuclear fuel storage casks, and jet aircraft.

We also operate a transload facility located in the Heritage Center Industrial Park in Oak Ridge, Tennessee.  The 12 acre transload yard serves as a logistics center connecting our Hittman truck and rail operations (the former Heritage Railroad Corporation short line).

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

Patents and Other Intellectual Property Rights

As of December 31, 2011, we owned or licensed the right to use approximately 129 patents in the U.S. We also own or license the rights to use approximately 142 foreign counterparts (including both issued patents and patent applications pending). These licenses cover the fields of radioactive material management, storage, treatment, separation, spent nuclear fuel recycling, and transport. We have approximately 19 registered trademarks in the U.S. Our patents expire between 2012 and 2027. We do not believe that our business, results of operations or financial condition will be adversely affected by any of the patent expirations over the next several years.

Collectively, our intellectual property is important to us; however, there is no single patent or trademark that is in itself material to us at the present time. Moreover, we do not believe that the termination of intellectual property rights expected to occur over the next several years, either individually or in the aggregate, will materially adversely affect our business, financial condition or results of operations. See Item 1A. Risk Factors—“We rely on intellectual property laws, trade secrets and confidentiality agreements to protect our intellectual property. Our failure to protect our intellectual property rights could adversely affect our future performance and growth.”

Contracts

Our work is performed under a variety of contract types including cost-reimbursable contracts, unit-rate contracts, and fixed-price contracts, some of which may be modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. The majority of the government work in our Government Group and International segments is performed on a cost-reimbursable basis awarded through a competitive proposal process and negotiation. With the relatively fluid nature of the scope of the government work we perform, we believe this type of contract reduces our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts, on the other hand, are generally obtained by the proposal and negotiation processes but are accepted only when the scope of the work is clearly defined. Our commercial D&D projects are generally fixed-price contracts or time and material based contracts and almost all of our contracts within the LP&D operations are unit-rate.

The following table sets forth the percentages of revenue represented by these types of contracts during the year ended December 31, 2011:

% of Revenue
Cost-reimbursable	76%
Unit-rate	14%
Fixed-price	10%

Cost-Reimbursable Contracts

Most of the government contracts in our Government Group and International divisions are cost-reimbursable contracts. Under a cost-reimbursable contract, we are reimbursed for allowable or otherwise defined costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can take several forms; it may be a fixed amount as specified in the contract; it may be an amount based on the percentage of the estimated costs; or it may be an incentive fee based on targets, milestones, cost savings, or other performance factors defined in the contract.

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

Our government cost-reimbursable contracts are subject to oversight audits by government representatives, to profit cost controls and, limitations to provisions permitting modification or termination, in whole or in part, at the government’s convenience. Government contracts are subject to specific procurement regulations and a variety of socioeconomic requirements as well as local economic development initiatives. For example, government contracts may require the contractor to submit a small business subcontracting plan or make another type of commitment to use a small business in the project to be awarded. Failure to comply with such regulations and requirements could lead to suspension, termination for cause, and possibly debarment from future government contracting or subcontracting efforts for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records, and the recording of costs.

Unit-Price Contracts

Almost all of the contracts entered into by our LP&D division, including our life-of-plant contracts, are unit-rate contracts. Under a unit-rate contract, we are paid a specified amount for every unit of work performed. A unit-rate contract is essentially a fixed-price contract with the only variable being the number of units of work performed. Variations in unit-rate contracts include the same type of variations as fixed-price contracts. We are normally awarded unit-rate contracts on the basis of a total estimated price that is the sum of the product of the specified units and unit prices.

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

Fixed-Price Contracts

Under fixed-price contracts, the price is not subject to any adjustment by reason of our cost experience or our performance under the contract. Our Zion Station project is considered a fixed price contract. Under this contract type, we are the beneficiary of any cost savings but are typically unable to recover performance cost overruns. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations, and other negotiated events.

Sales and Marketing Strategy

We conduct our sales and marketing efforts principally through our business development groups, which are dedicated to serving existing customers or pursuing new opportunities in each of our segments.

The market for our Government Group and International operations is the management and clean-up of radioactive materials. Within this market, there are two different types of contracts. The first is Tier 1 contracts in which a federal agency outsources the M&O of a federal project for the purpose of executing a site mission, managing a site clean-up, or a combination of both. The second type is Tier 2 contracts, which are project-driven contracts. For these contracts, we generally act as a subcontractor to a Tier 1 contractor. Each of these opportunities requires unique business development and sales approaches.

The federal procurement process is an objective and highly-structured process governed by federal acquisition regulations. We typically pursue Tier 1 opportunities for nuclear services at a number of DOE sites, and we generally bid on Tier 1 contracts as a member of a consortium. The sales cycle for these contracts begins at least one year and in many instances two years before the release of a request for proposal (“RFP”). Tier 2 opportunities are discrete project-based opportunities to act as a subcontractor to Tier 1 contractors or as a smaller contractor to federal agencies. The sales cycle for Tier 2 opportunities can be six months or less.

We generally pursue contracts that are decided on a “best-value” basis in which the decision-makers consider a combination of technical and cost factors. Factors include the technical approach to managing and performing the project, key project personnel, experience performing similar projects, past performance, and customer references. Cost factors are generally weighed to include cost structures as they would be applied to a specific project.

In our Commercial Services division, our sales teams actively market our integrated services and technical expertise to nuclear power and utility customers. For example, one of our commercial sales teams was instrumental in developing and marketing the concept of life-of-plant contracts with our commercial power and utility customers, and has also been involved in developing our license stewardship initiative to serve the shut-down nuclear reactor D&D market.

In our LP&D division, we maintain dedicated sales teams at our Clive and Barnwell disposal facilities to market to and serve customers who require logistics, transportation and disposal services for radioactive materials. Our LP&D sales team’s duties include visiting customer sites, assisting customers in completing all required paperwork and obtaining necessary licenses and permits for the transportation of radioactive materials to any of our facilities and managing the transportation process.

Our sales efforts in our International division mirror our sales efforts in our Commercial Services division in the U.S. Our business development and technical teams approach bidding opportunities in the U.K. in a similar manner as they do for bids for contract opportunities in the U.S. In addition, our international business development team works closely with key nuclear power operators to pursue a variety of opportunities.

Safety

We devote significant resources to ensuring the safety of the public, our employees, and the environment. In the U.S., we have built a safety record that is critical to our reputation throughout all our markets, particularly with DOE and other federal agency contractor services. Our 2011 domestic safety incident record is substantially better than standards for other similar businesses according to the North American Industrial Classification System with total Occupational Safety and Health Administration (“OSHA”) recordable and lost time incidence rates of 0.26 and 0.04, respectively, versus industry averages of 4.3 and 1.4, respectively. None of our safety incidents have involved radioactive contamination. We have received numerous safety achievement awards in recognition of our industry leading safety record.

We have traditionally met or exceeded the occupational and public radiation safety requirements for the U.S. nuclear services industry. The average employee radiation dose at our Clive, Utah disposal facility is less than 50 millirem annually, which is only 1.0% of the federal government’s allowable annual guideline of 5,000 millirem.

In 2011, we passed approximately 500 person-days of regulatory inspections by state regulators, the NRC, the DOE and the Nuclear Procurement Issues Committee. We submit routine reports to the applicable state and federal regulatory agencies demonstrating compliance with applicable rules and regulations.

We have established an extensive safety education program for our employees. Before employees are permitted to work in restricted areas, they are required to complete a four-day training course on radiation theory, proper work procedures and radiation safety. In addition to extensive training, we employ more than 160 safety professionals and technicians who are responsible for protecting our workers, the public, and the environment. We also employ a round-the-clock security staff to prevent unauthorized access to our sites. Two of our facilities in the U.S. are recognized by OSHA as Voluntary Protection Program Star Sites.

In the U.K., every Magnox site is accredited under the ISO 14001 system, an internationally accepted specification for environmental management systems, as well as Occupational Health and Safety Management Systems specification

18001, which establishes standards for occupational health and safety. Our Magnox North and Magnox South operations have also won numerous awards for health and safety. See Item 1A. Risk Factors—“Our failure to maintain our safety record could have an adverse effect on our business” and “We may incur regulatory fines or lose our NDA contract fees if a significant accident were to occur at the power generating facilities.”

Insurance

Like all companies in the nuclear industry, we derive significant benefit from the provisions of the Price-Anderson Act, as amended. The Price-Anderson Act was enacted in 1957 to indemnify the nuclear industry against liability claims arising from nuclear incidents, while still ensuring compensation coverage for the general public. The Price-Anderson Act, as amended, establishes a no-fault insurance-type system for commercial reactors that indemnifies virtually any industry participant against third party liability resulting from a nuclear incident or evacuation at a commercial reactor site or involving shipments to or from a commercial reactor site. Through a primary layer insurance pool and a secondary layer insurance pool both funded by the nuclear industry, each reactor has coverage for approximately $12.6 billion in claims that covers activities at the reactor site and the transportation of radioactive materials to or from the site. The Price-Anderson Act limits liability for an incident to $12.6 billion, unless the Federal government decides to provide additional funding. Activities conducted under a contract with the DOE are covered by a $11.9 billion indemnity issued by the DOE. For activities at our facilities that are not covered by the Price-Anderson Act, we maintain nuclear liability insurance coverage issued by American Nuclear Insurers, as follows:

Facility	Limit
General (All)—Supplier’s and Transporter’s	$100 million
Barnwell, South Carolina facility	$100 million
Zion, Illinois—Zion Station	$100 million
Oak Ridge, Tennessee—Bear Creek facility	$50 million
Memphis, Tennessee facility	$10 million
Kingston, Tennessee—Gallaher Road facility	$5 million
Oak Ridge, Tennessee—Manufacturing Sciences Corporation facility	$5 million
Oak Ridge, Tennessee	$5 million

Our Clive, Utah facility maintains a pollution legal liability policy which, in addition to typical pollution liability coverage, includes coverage for bodily injury, property damage, and clean-up costs associated with LLRW and material at the site.

Competition

We compete with national and regional services firms who provide nuclear services for government and commercial customers. We believe that the following are key competitive factors in these markets:

•                  technical approach;

•                  skilled managerial and technical personnel;

•                  proprietary technologies and technology skill credentials;

•                  quality of performance;

•                  safety;

•                  diversity of services; and

•                  price.

Competitors to our Government Group and International divisions include national engineering and construction firms such as Bechtel Group, Inc., CH2M Hill, Fluor Corporation, Jacobs Engineering Group Inc., URS Corporation, AMEC plc and AREVA. Many of our competitors have greater financial and other resources than we do, which may give them a competitive advantage. In addition, we also face competition from smaller firms. Our major U.S. government customer, the DOE, has substantially increased small business set-aside programs for prime contracts. Because we are not a small business, we have responded by teaming in certain circumstances as a subcontractor with small businesses responding to requests for proposals as a prime contractor on selected procurements.

In the Commercial Services area, our competitors for major projects in the nuclear utility decommissioning market include large nuclear services firms such as Bechtel Group, Inc., URS Corporation’s Washington Division, AREVA, and the Shaw Group. To some degree, we also face competition from nuclear utilities, since many elect to self-perform the decommissioning of their plants. Other competitors in the Commercial Services market include a number of companies who have the capability to provide similar services, which include large component removal, facility decontamination, site remediation, radiological consulting services, staff augmentation, fuel pool services, cask services, and liquid waste processing. We believe that we have a competitive advantage due to our wider range of in-house services and larger staff resources. However, we often face stiff price competition on bids where other companies are willing to accept lower margins or have lower indirect cost structures.

In the LP&D division we face competition in providing radioactive material transportation, processing, and disposal services to our customers. Currently, the predominant radioactive material treatment and disposal methods include direct landfill disposal, on-site containment or processing, incineration, and other thermal treatment methods. Competition in this area is based primarily on price, safety record, regulatory and permit restrictions, technical performance, dependability, and environmental integrity.

At this time, we have the only commercial disposal outlet for MLLW, and we operate two of the three commercial LLRW disposal sites in the U.S., through our Clive, Utah and Barnwell, South Carolina disposal facilities. The other commercial LLRW facility is a state owned facility located in Richland, Washington that does not accept radioactive materials from outside the Northwest Interstate Compact on Low Level Radioactive Waste Management (the “Northwest Compact”). We are the only company to have received an operating license for active LLRW disposal since the enactment of the Low-Level Radioactive Waste Policy Act.

With respect to Class A waste, we compete primarily with processors who reduce waste volumes through treatment (compaction, sorting and incineration). With respect to large components, we compete primarily with processors that have the abilities to cut, scrap and partially decontaminate these components. In both instances, much of the waste generated is usually transported to our Clive, Utah disposal facility. Another option available to utilities and to industrial sites is to store their waste on-site.

In the future, other commercial sites may be licensed for the disposal of radioactive waste, including the Waste Control Specialists LLC (“WCS”) site in Andrews County, Texas. WCS filed a license application for a LLRW disposal facility with the Texas Commission on Environmental Quality (“TCEQ”) in August 2004, and announced receipt of a Radioactive Material License on September 10, 2009. WCS announced the initiation of site construction activities in January 2011. Continued construction of the site is contingent on approvals by the TCEQ. Once approved and construction is complete, additional conditions of the license must be met prior to commencement of disposal operations. These conditions will require WCS to complete several major environmental studies, examples of which include groundwater, air emissions, and seismic stability studies. WCS must also demonstrate that the leachate from the landfill will not reach the Ogallala-Antlers-Gatuna Aquifer. Should the license become active, WCS will be allowed to receive waste from the Texas Compact, which includes the states of Texas and Vermont, as well as from federal facilities. In January 2011, the Texas LLRW Disposal Compact Commission approved a measure to allow WCS to receive limited amounts of waste from states outside the Texas Compact. Under their current license, WCS will not be able to receive waste via railcar or receive depleted uranium, and WCS will be required to dispose of commercial waste in specially designed containers in the compact area of the facility.

Employees

As of December 31, 2011, we had more than 5,700 employees, including approximately 1,080 scientists and engineers and 280 radiation and safety professionals. A majority of our employees are skilled professionals, including nuclear scientists and engineers, hydrogeologists, engineers, project managers, health physics technicians, environmental engineers and field technicians. Approximately 140 of our U.S. employees and 2,700 of our U.K. employees are represented by labor unions. In addition to our own employees, we also manage, approximately 650 DOE employees through various Tier 1 arrangements at those sites, a portion of who belong to unions.

Approximately 3,400 of our employees are located at the ten Magnox sites we manage in the U.K. A full organizational review of our Magnox sites has been undertaken in conjunction with an optimized decommissioning planning exercise for all ten sites. This exercise has brought together a number of initiatives, including the re-combination of our Magnox North Limited and Magnox South Limited subsidiaries into a single entity Magnox Limited, a reduction in support and overhead costs, increased funding for accelerated decommissioning work at two sites, and the base lining of an optimized generation, defueling and decommissioning program for Magnox. The re-combination of Magnox North Limited and Magnox South Limited subsidiaries took effect on January 5, 2011. The Magnox Optimized Decommissioning Plan (MODP) has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government’s recently announced Comprehensive Spending Review (CSR).

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

The termination plan and employee termination benefits to be paid to these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefit costs are treated as part of the normal Magnox cost base and will be reimbursed by the NDA. The total termination benefit cost included within the MODP over the CSR period to 2015 is estimated to be approximately £200 million and is expected to be paid by the NDA over a four year period.

Regulation

Applicable U.S. Statutes

We operate in a highly regulated industry, and are subject to extensive and changing laws and regulations administered by various federal, state and local governmental agencies, including those governing radioactive materials and environmental and health and safety matters. Some of the laws affecting us include, but are not limited to, the Atomic Energy Act of 1954 (“AEA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Energy Reorganization Act of 1974 (“ERA”), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), the Hazardous Materials Transportation Act, the Uranium Mill Tailings Radiation Control Act of 1978, the Low-Level Radioactive Waste Policy Act, the Low-Level Radioactive Waste Policy Amendments Act, the Nuclear Waste Policy Act of 1982 (“NWPA”), the Utah Radiation Control Act, the Utah Air Conservation Act, the Utah Solid and Hazardous Waste Act, the Utah Water Quality Act, the Tennessee Radiological Health Service Act, the South Carolina Atomic Energy and Radiation Control Act, the South Carolina Radioactive Waste Transportation and Disposal Act, the Tennessee Solid Waste Disposal Act, the Clean Water Act, the Clean Air Act (“Clean Air Act”), the Toxic Substances Control Act (“TSCA”), the Federal Insecticide, Fungicide and Rodenticide Act, the Oil Pollution Act of 1990 and the Occupational Safety and Health Act of 1970; each as from time to time amended.

The AEA and the ERA authorize the NRC to regulate the receipt, possession, use and transfer of commercial radioactive materials, including “source material,” “special nuclear material” and “by-product material.” Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of LLRW, and that require the licensing of LLRW disposal sites by the NRC or states that have been delegated authority to regulate low-level radioactive material under Section 274 of the AEA. Nearly all of our nuclear related licenses are overseen by Agreement States (i.e., a state to which the NRC has delegated some authority). Our primary regulators are government agencies of the states where our processing and disposal facilities are located, namely Utah, South Carolina and Tennessee.

RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 (“HSWA”), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous and solid waste. The intent of RCRA is to control hazardous and solid wastes from the time they are generated until they are properly recycled or treated and disposed. As applicable to our operations, RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage, and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The land disposal restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet best demonstrated available technology treatment standards, unless certain exemptions apply. In the same way that the NRC may delegate authority under the AEA, the EPA may delegate some federal authority under RCRA to the states.

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

The Clean Air Act empowers the EPA and the states to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration, as well as dust emissions from locations such as waste disposal sites. States can assume control over portions of the federal Clean Air Act authority through EPA approval of “state implementation plans.”

The processing, storage, and disposal of high-level radioactive waste (e.g., spent nuclear fuel) are subject to the requirements of the NWPA, as amended by the NWPA Amendments. These statutes regulate the disposal of high-level radioactive waste by establishing procedures and schedules for the DOE to site geologic repositories for such waste, and such repositories are to be licensed by the NRC. The NRC has issued regulations that address the storage and disposal of high-level radioactive waste, including storage and transportation of such waste in dry casks and storage at Independent Spent Fuel Storage Installations (“ISFSI”). ZionSolutions will be responsible for licensing and constructing an ISFSI as part of the agreement to dismantle Exelon’s Zion Station plant. Although we are not involved with the processing or disposal of high-level radioactive waste at our facilities, we do provide technical and operations support services to the DOE and nuclear utilities for the management of such high-level waste at client sites.

Applicable U.K. Statutes

Through our U.K. subsidiaries, we are subject to extensive and changing laws and regulations in the U.K. Some of the laws affecting us include, but are not limited to, the Nuclear Installations Act 1965, the Health and Safety at Work Act 1974, the Radioactive Substances Act 1993 (“RSA 1993”), the Environment Act 1995, the 2004 Energy Act and the Electricity Act 1989 and the Ionising Radiations Regulations 1999.

The Nuclear Installations Act 1965 governs the construction and operation of nuclear installations, including fuel cycle facilities, in the U.K. The Health and Safety at Work Act 1974 regulates workplace health, safety and welfare within the U.K.

The RSA 1993 provides a comprehensive framework for the keeping and use of radioactive materials as well as accumulation and disposal of radioactive waste.

The Environment Act 1995 created the Environment Agency in England and Wales and the Scottish Environment Protection Agency (“SEPA”). Under the Environment Act 1995, these agencies enforce environmental protection legislation including the RSA 1993.

The 2004 Energy Act established the NDA to ensure the decommissioning and clean-up of Britain’s civil public sector nuclear sites including the sites operated by ESEU Limited.

The Ionising Radiations Regulations 1999 provides a framework for the general radiation protection of workers and the public from work activities involving ionising radiation.

The U.S. Regulatory Environment

The state of Utah regulates our operations at our Clive facility. Our Utah licenses include our Clive facility’s primary radioactive materials license (UT2300249) and our 11e(2) material license (UT2300478), which is currently in timely renewal (which allows us to operate under the terms of our prior license until a new license is issued). Four different divisions of the Department of Environmental Quality regulate this facility with approximately 14 employees devoted to the facility. The Division of Radiation Control and the Division of Solid and Hazardous Waste regulate our ability to receive LLRW, NORM/NARM (naturally-occurring/accelerator-produced radioactive material), 11e(2) material and MLLW. Additionally, the Division of Water Quality and the Division of Air Quality also regulate the facility. The site is inspected daily to ensure strict compliance with all Utah regulations. The Division of Radiation Control also requires us to provide letters of credit as financial assurance for the decommissioning or “closure” of our Clive facility, including areas that are closed on an ongoing basis. The adequacy of the funding provided is reviewed annually to assure that adequate financial resources are set aside and maintained to fund any required on-site clean-up activities. Finally, we also maintain nine Tooele County, Utah Conditional Use Permits for the facility.

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

The Tennessee Department of Environment and Conservation (“TDEC”), regulates our Tennessee operations through multiple groups, including the Division of Radiological Health, the Division of Solid Waste Management and the Division of Water Pollution Control. The TDEC has staff that continually oversees our facilities and also requires each facility to provide decommissioning assurance. Several of our Tennessee licenses are currently in timely renewal.

When we engage in the transportation of hazardous or radioactive materials, we are subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act of 1990. Pursuant to these statutes, the U.S. Department of Transportation regulates the transportation of hazardous materials in commerce. Our wholly owned subsidiary Hittman Transport Services, Inc., operates our primary shipping operation. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials. Many states also regulate our shipping business including California, Colorado, Florida, Georgia, Idaho, Massachusetts, New Jersey, New York, Oregon and Pennsylvania.

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

Certain of our facilities are required to maintain permits under the Clean Water Act, the Clean Air Act and corresponding state statutes. The necessity to obtain such permits depends upon the facility’s location and the expected emissions from the facility. A state may require additional state licenses or approvals. Further, many of the federal regulatory authorities described in this section have been delegated to state agencies; accordingly, we hold the required licenses, permits and other approvals from numerous states.

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

The U.K. Regulatory Environment

Through our U.K. subsidiaries, we hold contracts and licenses to operate and decommission 22 reactors at 10 of the NDA sites in the U.K. Two of these reactors are operating and 20 are in various stages of decommissioning. Approximately 3,400 employees in the U.K. operate these sites and are subject to the U.K. regulatory environment. We also have other operations in the U.K. that are also subject to this regulatory environment.

The Health and Safety Executive (“HSE”) is responsible for licensing nuclear installations. The Office of Nuclear Regulation (“ONR”), previously called Nuclear Installations Inspectorate (“NII”), which is part of the Nuclear Directorate of the HSE, ensures that nuclear installations comply with all statutory safety requirements.  ONR staff regularly inspects our facilities to confirm that the relevant licensing requirements are met throughout the life of the facility, including decommissioning.

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

Financial Information About Business Segments and Foreign and Domestic Operations

For financial information relating to (a) each of our business segments and (b) our foreign and domestic sales, transfers between geographic areas net income and identifiable assets, see Note 16 to our consolidated financial statements included within this Annual Report on Form 10-K.

Development of Our Business

The Company was initially formed as Envirocare of Utah, Inc. in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A LLRW in Clive, Utah. In January 2005, the Company converted to a limited liability company, Envirocare of Utah, LLC (“Envirocare”). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC. In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the D&D division of Scientech, LLC in October 2005, BNGA in February 2006, Duratek, Inc, in June 2006, Safeguard International Solutions, Ltd. (renamed EnergySolutions EU Services Limited) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, RSMC in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco in December 2007. The operations of these acquisitions are included in our results of operations from the date of acquisition.

On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC became a wholly owned subsidiary of EnergySolutions, Inc. EnergySolutions, Inc. is organized and existing under the General Corporation Law of the state of Delaware.

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

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). These materials can be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov.

We make available, free of charge, on our Internet website, located at www.energysolutions.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable following the electronic filing of such report with the SEC. Such reports can be found under “SEC Filings” in the “Investor Relations” tab. In addition, we provide electronic or paper copies of our filings free of charge upon request. The information on our website is not a part of this Annual Report and is not incorporated into any of our filings made with the SEC.

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

We operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Various public interest groups and political representatives frequently oppose the operation of processing and disposal sites for radioactive materials such as our Barnwell, South Carolina, Oak Ridge, Tennessee and Clive, Utah disposal facilities. For example, public interest groups and the former governor of Utah have made public statements regarding their desire to limit the source and volume of radioactive materials that we process and dispose at our Clive facility. The Utah Board of Radiation Control has also placed a temporary moratorium on the disposal of depleted uranium at our Clive facility even though depleted uranium is Class A waste that has previously been disposed of at our Clive facility. In addition, the NRC has announced that it is undertaking a limited rulemaking to require the preparation of a site-specific analysis at sites that dispose of significant quantities of depleted uranium. Although preliminary NRC analyses indicate that facilities such as our Clive facility will continue to be suitable for the disposal of depleted uranium, the Utah Board of Radiation Control has approved its own rule that requires a performance assessment prior to disposal of significant quantities of depleted uranium at our Clive facility. This assessment has been completed and submitted for review and approval.  The review and approval process or other restrictions could result in a delay or changes in how we dispose of depleted uranium at our Clive facility. Any regulatory, environmental or legislative efforts to limit or delay the operations at any of our facilities will adversely affect our business.

The recent events in Japan related to the release of radioactive material from the Fukushima nuclear power plant following the nuclear disaster there, highlight how public reaction can have a significant political influence and cause changes in governmental policies. Opposition by third parties can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more. Adverse public reaction and the perceived risks associated with nuclear power and radioactive material could also lead to increased regulation which limits or prohibits the activities of our customers. Our customers might also be subject to more onerous operating requirements. Any of the foregoing conditions or unforeseen adverse conditions in the future could have a material adverse impact on our business.

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

We have deferred tax assets for net operating loss carry-forwards. We also currently benefit from research and development credits which reduce our overall tax rate. The expiration of the net operating loss carry-forwards and inability to qualify for future tax credits or changes in governing rules and regulations could result in a material increase in our taxes and effective tax rate. We may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations.

Our facilities are also subject to political actions by government entities which can reduce or completely curtail their operations. For example, the state of South Carolina closed the Barnwell disposal site on July 1, 2008 to customers outside of the Atlantic Compact, which consists of South Carolina, New Jersey and Connecticut. Although the Barnwell closure did not have a significant impact on our revenue or net income, political pressures to reduce or curtail other operations could have a material adverse effect on our results of operations.

Our business depends on the continued operation of, and adequate capacity at, our Clive, Utah disposal facility.

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

In December 2009, the governor of Utah announced he had reached an agreement with the DOE not to ship any additional depleted uranium from the Savannah River site to the Clive facility until a site-specific performance assessment of the Clive facility could be completed. These and other actions by states or the federal government may affect the operation, capacity, expansion or extension of the Clive facility. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington and Wyoming was created pursuant to a federal statute that enable states to enter into interstate compacts for the purpose of managing LLRW. The Northwest Compact has asserted that it has authority over our Clive facility, and on November 9, 2010, the U.S. Tenth Circuit Court of Appeals ruled that the Northwest Compact is statutorily and constitutionally permitted to exercise exclusionary authority over the Clive facility. Any of the foregoing actions may hinder, delay or stop shipments to the facility, which could impair our ability to execute disposal projects and significantly reduce future revenue.

We believe that the Clive facility has sufficient capacity for approximately 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and our assumption that we will obtain a pending license amendment to convert volume originally intended for 11e(2) waste to Class A LLRW. The license amendment would increase our capacity for Class A LLRW disposal from 95 million cubic feet to approximately 140 million cubic feet. Our projected capacity to dispose of Class A LLRW would be materially reduced if we were unable to obtain the license amendment or if material modifications are required to obtain the license amendment. We have assumed that we will obtain the pending license amendment because, among other reasons, we entered into an agreement in 2007 with the governor of the state of Utah which specifically stated support for conversion of 11e(2) volume to a Class A LLRW disposal volume and we believe we continue to have gubernatorial support for this license amendment. There can be no assurance, however, that we will be able to obtain the needed license amendment, particularly given the politically sensitive nature of our business as described above. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at the Clive facility would be utilized more quickly than projected. Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business, and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

Our international operations involve risks that could have a material adverse effect on our results of operations.

For the year ended December 31, 2011, we derived 62.0% and 181.1% of our revenue and segment operating income from our operations outside of North America. For the year ended December 31, 2010, we derived 57.9% and 23.9% of our revenue and operating income from our operations outside of North America. Our business depends on the success of our international operations, and we expect that our international operations will continue to account for a significant portion of our total revenue and operating income. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

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

•                  high initial entry costs associated with new markets;

•                  the possibility of greater than expected operating costs;

•                  social, political and economic instability;

•                  increases in taxes;

•                  limitations on the ability to repatriate foreign earnings; and

•                  natural disasters or other crises.

The loss of one or a few customers or a particular strategic asset could have an adverse effect on us.

One or a few government and commercial customers have in the past, and may in the future, account for a significant portion of our revenue in any one year or over a period of several consecutive years. For example, the NDA accounts for most of our revenue in the International segment (which is our largest segment based on 2011 and 2010 revenue). For the year ended December 31, 2011, 60.2% of our revenue was from contracts funded by the NDA. For the year ended December 31, 2010, 57.6% of our revenue was from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the years ended December 31, 2011, 2010, and 2009, 15.3%, 21.7% and 15.8%, respectively, of our revenue was from contracts funded by the DOE. Our business strategy and profitability rely on our ownership of unique disposal facilities. A significant amount of our revenue is derived from large one-time projects.

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

The NDA contracts (the “Magnox Contracts”) held by EnergySolutions EU Limited through its subsidiary Magnox Limited (formerly held by the Magnox North Limited and Magnox South Limited subsidiaries), in relation to the Magnox North sites and the Magnox South sites (the “Magnox Sites”) have been extended and are scheduled to expire June 30, 2014 and can be extended for an additional nine months at the option of the NDA. For the contract year ended March 31, 2012, we expect to recognize revenue of approximately $1.1 billion from these contracts.  The competition of these contracts is expected to commence in the second half of 2012 and be completed in late 2013. We expect the re-bid of the Magnox Contracts and other material contracts under which we perform will involve intense competition. We anticipate competing for the re-bid of the Magnox Contracts by teaming with one or more partners which will reduce our ownership percentage of the re-bid opportunity.  Our failure to win the re-bid would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner will reduce the revenue and profits accruing to us from these contracts.

Our license stewardship arrangement with Exelon exposes us to significant financial risks.

The transaction with Exelon is the first of its kind and, therefore, required extensive assurances. The Exelon transaction is expected to prove the license stewardship initiative as a viable model, such that other utility companies will not require as many layers of financial assurance. The transaction with Exelon establishes a series of financial consequences intended to ensure that the Zion Station decommissioning trust fund does not fall below projected completion costs (a “Deficiency”). Whenever there is a Deficiency, ZionSolutions must defer collection of invoices from the trust fund (“deferred receivables”) until the Deficiency is resolved. EnergySolutions, LLC and EnergySolutions, Inc. guaranteed ZionSolutions’ performance. If the deferred receivables reach $50 million, ZionSolutions must defer withdrawals from the trust fund or EnergySolutions, LLC must extend a loan to ZionSolutions or contribute capital to ZionSolutions such that the ZionSolutions’ own deferred receivables do not exceed $50 million. Deferral of receivables may also be triggered (up to, but not greater than, $5 million per month) if ZionSolutions fails to achieve certain milestones, subject to force majeure or schedule extension conditions. With respect to any deferral of receivables, such receivables may be collected when the Deficiency is resolved or the milestone is achieved, as applicable. Also, additional rent under the lease with Exelon may be required if substantial completion of the D&D activities is not achieved within ten years, subject to certain schedule extension conditions. Such additional rents would be $200,000 per month for the first year of delay, $800,000 per month for the second year of delay, $1,250,000 per month for the third year of delay and $1,750,000 per month for the fourth year of delay and beyond. As discussed above, the Exelon transaction also includes financial assurances beyond the deferral of receivables and additional rents. These include a pledge of the ZionSolutions equity to Exelon, a $200 million letter of credit (the proceeds of which may only be used for decommissioning by Exelon to the extent that Exelon exercises its right to ZionSolutions under the pledge), and a disposal easement at our Clive facility. To the extent that any of these deficiencies or events of default occur, there will be a substantial impact to our operations and financial condition because we have the contractual obligation to fund the operations of ZionSolutions if costs exceed the value of the trust fund.

In February 2012, we completed a comprehensive review and assessment of the Zion Station project schedule, costs and related projected decommissioning trust fund values.  Based on this review and assessment, there were no deficiencies or events of default identified and we have shared the results of the review and assessment with Exelon.  Over the remaining life of the project, the decommissioning trust fund is not projected to fall below projected completion costs and there is no expectation that any deficiency or event of default will occur, even in the unlikely event of the project being unprofitable. Nevertheless, all forward-looking projections and expectations regarding the Zion Station project are subject to various risks and uncertainties as noted below.

The future performance of the Zion Station project is subject to various risks and uncertainties.

As discussed above, we have recently completed a comprehensive schedule, cost and budget update for the Zion Station project.  As a result of this update, we have derived various findings and results, including, among others, that (i) estimated project costs have increased from the original budgeted amounts and (ii) the profit margin of the project is currently estimated to range from approximately 10% to 15%.  The profitability of the Zion Station project is a function of project cost management and NDT fund investment earnings performance.  Therefore, if future project costs increase and all other factors remain constant, the profit of the project will decrease.  Similarly, if the NDT fund investment earnings are lower than current projections and all other factors remain constant, the profit of the project will decrease as a result of lower available funding.

Our current estimate of the project’s profit margin assumes that the NDT fund investment earnings will achieve a 6% annual rate of return over the remaining life of the project.  There can be no assurance we will achieve this rate of return.  Moreover, to the extent the actual rate is lower than 6%, the project’s profit will be lower unless there is a corresponding decrease in project costs.  Although NDT fund earnings to date have outperformed initial projections, we have recently reallocated NDT fund investments to be more heavily weighted towards fixed-income securities rather than equity securities which are anticipated to result in more stable, albeit lower, investment earnings.

Because there are eight years remaining on the project, there can be no assurance that our current estimates,

assumptions and projections will prove accurate and all such forward-looking statements, including our projection of the project’s profitability, could change materially.  Our estimates, assumptions and projections are necessarily dependent upon future economic, market and other conditions, of which we have no control.  Accordingly, the expected profit of the Zion Station project is uncertain.  In the event actual project costs are higher than total realized NDT fund levels, we will realize no profit on the project and could incur a substantial loss that could have a material adverse effect on our business, financial condition and results of operations.

Letters of credit and adequate bonding are necessary for us to win certain types of new work.

We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds indemnify the customer if we fail to perform our obligations under the contract. For example, in connection with our agreement with Exelon regarding the decommissioning of Zion Station, we delivered a $200 million letter of credit to Exelon relating to our present and future obligations. This letter of credit may be drawn by Exelon upon the occurrence of one of the following conditions (i) our failure to maintain the required letter of credit from a qualified financial institution, (ii) our bankruptcy or the bankruptcy of ZionSolutions, our subsidiary that provides decommissioning services to Exelon, (iii) the cessation by ZionSolutions to provide all or substantially all decommissioning services for a period of longer than one year, (iv) our failure to make a payment pursuant to our guarantee of ZionSolutions’ obligations, or (v) ZionSolutions’ failure to use diligent efforts to perform services according to the agreed upon schedule.

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

Two purported class action lawsuits were filed against us in October 2009. In February 2010, the lawsuits were consolidated and a lead plaintiff was named. The lawsuit names as defendants EnergySolutions, Inc., certain of our current and prior directors, certain of our officers, the lead underwriters in our November 2007 initial public offering (“IPO”) and July 2008 secondary offering (the “July 2008 Offering”) and ENV Holdings LLC, our former parent. The lawsuit alleges that the registration statements and prospectuses for the IPO and July 2008 Offering contained inaccurate statements of material facts and omitted material information required to be disclosed therein. The lawsuit seeks to certify a class consisting of all purchasers of our stock from November 14, 2007 through October 14, 2008. Our stock price varied from approximately $27.85 to $5.64 during that period.

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

In addition, two shareholder derivative actions have been filed against us. On August 25, 2010, a shareholder derivative action was filed in the U.S. District Court for the District of Utah against EnergySolutions, Inc. as the nominal defendant, various current and prior directors and certain of our officers. On October 8, 2010, another shareholder derivative action was filed in the Supreme Court of New York, County of New York, against EnergySolutions, Inc., certain prior directors, ENV Holdings LLC, our former parent, and Lindsay Goldberg & Bessemer, L.P. Both derivative complaints allege breach of fiduciary duty against the defendants. The underlying facts in both of the derivative complaints are substantively the same as those in the purported class-action lawsuit. There may be additional similar lawsuits filed in the future. Under our organizational documents and contractual agreements, we have indemnification obligations to certain of the named defendants in these derivative lawsuits. While we currently believe that our interests and defenses in these lawsuits are similar to those of the other parties who have also been named as defendants, the interests and defenses of the other defendants could become different or diverge from ours in the future. If our interests were to diverge, we may incur additional costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. For more information regarding the above referenced lawsuits, including their current status, see Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K.

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

Under the Magnox Contracts, we manage 22 nuclear reactors, 2 of which are currently operating, for the NDA. The management and operation of such facilities subjects us to various risks including potential harmful effects on the environment and human health resulting from the storage, handling and disposal of radioactive materials, and limitations on the amounts of types of insurance commercially available to cover potential losses.

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

The elimination or any modification of the Price-Anderson Act’s indemnification authority, which is applicable to certain of our operations, could harm our business.

The AEA comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, provides for broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract for a licensed power plant or under a DOE prime contractor transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

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

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 substantially increased during 2008 and continued throughout 2009, 2010 and 2011. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a depressed real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, low business and consumer confidence and high unemployment, have extended the economic downturn.

During economic downturns, the ability of private and government entities to make expenditures on nuclear services is likely to be curtailed. Our Commercial Services customers have reduced their spending on nuclear services during the recent downturn, and despite recent signs of recovery in equity markets, they have not increased their spending to levels prior to the downturn. In particular, our operations depend, in part, upon government funding, and especially upon funding levels at the NDA and DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox Contract funding for the 2011/2012 contract year increased over the 2010/2011 contract year, the NDA may reduce Magnox funding allocations in the future as the NDA directs funds to meet the funding requirements of other “high hazard” sites that are perceived to pose a greater degree of risk.

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

Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the federal False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. Some of our projects receive funding under the ARRA or similar federal and state programs designed to provide financial assistance to create jobs, improve energy efficiency, encourage the development of renewable energy, and meet critical infrastructure needs. The receipt of these funds subjects us to additional regulatory oversight and reporting requirements, which impose additional administrative burdens and costs on our business. Failure to comply with applicable regulations, requirements or statutes could disqualify us from receiving recovery funding, result in the termination or suspension of our existing government contracts, impose fines or other penalties on us, or result in our suspension or debarment from government contracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenue and profits. Furthermore, as a result of our government contracting or the receipt of recovery funding, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

Our global operations require importing and exporting goods and technology across international borders.

We are subject to U.S. and foreign international trade laws. To the extent that we export products, technical data and services outside the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury. The violation of such laws could subject us to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and therefore, our ability to do business.

Our commercial customers may decide to store radioactive materials on-site rather than contract with us to transport, process and dispose of their radioactive materials.

Our LP&D segment’s results of operations may be affected by the decisions of our commercial customers to store radioactive materials on-site, rather than contract with us to transport, process and dispose of their radioactive materials. There has been little regulatory, political or economic pressure for commercial utilities and power companies to dispose of radioactive materials at off-site facilities. Some of these commercial entities have the ability to store radioactive materials generated by their operations on-site, instead of contracting with an outside service provider to transport, process and dispose of the radioactive materials at an off-site location, such as our Clive facility. The decision to store radioactive materials on-site rather than contracting to dispose of them at an off-site facility may be influenced by, among other reasons, the accounting treatment for radioactive materials. Currently, the liability for the disposal of radioactive materials stored on-site may be capitalized on the owner’s balance sheet and amortized over the expected on-site storage period. In contrast, radioactive materials shipped off-site for disposal are expensed during the period in which the materials are shipped off-site. The NRC has rejected our proposal to undertake an amendment of current NRC rules to permit operators of nuclear reactors to access decommissioning funds for transportation and disposal of retired large components of currently operating nuclear power plants. We will continue to work with the NRC to request, on a case-by-case basis, that operators of these nuclear reactors be permitted to access decommissioning funds for transportation and disposal of retired large components. The NRC’s refusal to grant such requests could have an adverse impact on the prospects for our Commercial Services and LP&D segments.

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

Under our license stewardship initiative we will assume the D&D obligations of owners of shut-down nuclear reactors or other nuclear facilities. We anticipate the costs of this process will be paid exclusively from the decommissioning trust fund of the related facility. We would commit to undertake a particular arrangement only if we believed the decommissioning trust fund would be sufficient to fund the D&D activities including a reasonable profit. However, if we fail to appropriately manage the investment of the trust fund, to achieve a targeted return, or such funds are adversely affected by market conditions or investment returns, there may not be sufficient funds in the trust fund to complete the obligations we have assumed. Moreover, the costs of D&D could exceed the amounts in the trust fund, and we may not be able to draw from other sources of funds, including funds from our other operations, to meet the costs of the project. Any of these outcomes would expose us to significant financial risk.

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

We expect WCS to commence operations and begin accepting commercial Class A, B and C LLRW during the first half of 2012 at its site near Andrews, Texas.  In addition, other competitors have requested regulatory relief from the NRC to dispose of extremely low-level commercial Class A waste in non-licensed facilities such as specialized landfills. These developments present additional competitive risks that could adversely affect our business, particularly as it relates to the revenue and gross profits from the operation of our Clive, Utah disposal facility.

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

We performed our most recent annual impairment test as of April 1, 2011, and, based on step one of the impairment analysis, each of our reporting units’ fair value exceeded their carrying value.  However, due to adverse stock market conditions that existed during the third and fourth quarter of 2011, our stock price and corresponding market capitalization declined significantly.  This decline prompted us to perform an interim goodwill impairment test as of December 31, 2011, and as a result, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units totaling $174.0 million during the quarter ended December 31, 2011.  The $174.0 million goodwill impairment charge was not finalized prior to the issuance of this report but was estimated based on a preliminary goodwill impairment analysis as of December 31, 2011 and represents our best estimate of the impairment charge.  The second step of the impairment test will be completed during the first quarter of 2012.  Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our condensed consolidated statements of operations.

As of December 31, 2011, we had $306.4 million of goodwill and $260.9 million of finite-lived intangible assets, which collectively represented 18.8% of our total assets of $3.0 billion as of December 31, 2011.  After recording the $174.0 million impairment charge noted above, the fair value of our reporting units exceeded their carrying value.  However, future events such as a deterioration of market conditions, a decline in stock price, an adverse change in regulatory requirements, a reduction in government funding, or a failure to win new business or re-bids of current contracts could result in an additional future impairment charge.

Based on the annual goodwill impairment analysis performed as of April 1, 2010, we determined that an indicator of impairment existed for the Government Group reporting unit. Upon completion of step two of the impairment analysis which included an assessment of fair value of all assets and liabilities of the reporting unit, we concluded that the goodwill within our Government Group reporting unit was impaired and recorded a $35.0 million non-cash goodwill impairment charge in the second quarter of 2010.

We have substantial debt, which could harm our financial condition, business and growth prospects.

As of December 31, 2011, we had outstanding debt balances of $527.0 million under our senior secured credit facility and $300 million under our senior notes. Our substantial debt could have important consequences to us, including the following:

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

Borrowings under our senior secured credit facility bear interest at variable rates. As of December 31, 2011, the interest rate of our term-loan and revolving letter of credit facilities was 6.25%. Assuming that this rate remains constant during the following years, our interest payment obligations related to the term loan obligations would be approximately $32.9 million for each of the next five years. Based on the amount of debt outstanding and the interest rate at December 31, 2011, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.3 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

Outstanding balances under our senior notes due 2018 bear interest at a 10.75% fixed interest rate. At this rate and assuming an outstanding balance of $300.0 million as of December 31, 2011, our annual debt service obligations would be $32.3 million. Based on the amount of outstanding debt and its fixed interest rate we must use a substantial portion of our cash flow from operations to redeem all or a portion of our senior notes and to pay interest and other fees associated with our senior notes, which could reduce the funds available to us for other purposes and could significantly increase our debt.

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

•                  enter into guarantees for, and investments into, certain subsidiaries and joint ventures;

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

We rely on intellectual property laws, trade secrets and confidentiality agreements to protect our intellectual property. Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

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

We also rely upon unpatented proprietary expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, but these agreements are limited in duration and could be breached, and therefore they may not provide meaningful protection for our trade secrets or proprietary expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and expertise. Others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of intellectual property laws or our confidentiality agreements to protect our processes, technology, trade secrets and proprietary expertise and methods could have an adverse effect on our business by jeopardizing our rights to our intellectual property.

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

In connection with our initial public offering in November 2007, we became obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange (“NYSE”) and certain provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated under those Acts, which impose significant compliance obligations upon us. As a public company, we are required to, among other things:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2011, we owned 11 properties, leased 31 properties and operated 1 property pursuant to long-term lease with the state of South Carolina. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any reasonable foreseeable needs that may arise. The following table provides summary information of our owned and leased real property, inclusive of renewal options:

Property	Segment	Use	Space	Lease Expiration
Owned
Barnwell, South Carolina	LP&D	Materials processing and packing	1,627 acres	N/A
Barnwell, South Carolina	LP&D	Materials processing and packing	71 acres	N/A
Clive, Utah	LP&D	Treatment and disposal facility	1,557 acres	N/A
Columbia, South Carolina	Commercial Services	Maintenance facility	16 acres	N/A
Kingston, Tennessee—Gallaher Road	LP&D	Waste processing operations	79 acres	N/A
Memphis, Tennessee	LP&D	Waste processing operations	13 acres	N/A
Oak Ridge, Tennessee—Manufacturing Sciences Corporation	LP&D	Metals manufacturing and fabrication	15 acres	N/A
Oak Ridge, Tennessee—Bear Creek	LP&D	Waste processing operations	45 acres	N/A
Oak Ridge, Tennessee—Shaw property	LP&D	Waste processing operations	33 acres	N/A
Oak Ridge, Tennessee—K-792 Rail yard	LP&D	Rail facility	12 acres	N/A
Antonito, Colorado —Transload property	LP&D	Rail facility	19 acres	N/A
Leased
Aiken, South Carolina	Government Group	General office space	11,431 sq ft.	04/17/16
Albuquerque, New Mexico	Government Group	General office space	6,000 sq ft.	10/31/14
Brampton, Ontario	International	General office space	21,082 sq ft.	02/28/13
Brampton, Ontario	International	General office space	129,720 sq ft.	10/04/21
Brossard, Québec	International	General office space	1,500 sq ft.	08/30/13
Campbell, California	Government Group and Commercial Services	General office space	5,570 sq ft.	11/15/12
Columbia, Maryland	Government Group and Commercial Services	General office space	18,318 sq ft.	08/31/20
Columbia, South Carolina	Commercial Services	General office space	27,627 sq ft.	06/30/22
Cumbria, United Kingdom	International	General office space	438 sq ft.	10/01/14
Danbury, Connecticut	Commercial Services	General office space	6,549 sq ft.	11/30/17
Didcot Oxfordshire, United Kingdom	International	General office space	3,735 sq ft.	04/15/16
Deep River, Ontario	International	General office space	1,050 sq ft.	10/31/12
Dublin, California	Government Group	General office space	1,090 sq ft.	03/31/12
Englewood, Colorado	Government Group	Proposal center	10,683 sq ft.	09/30/12
Germantown, Maryland	Government Group	General office space	2,375 sq ft.	12/31/13
Grand Junction, Colorado	Government Group	General office space	1,030 sq ft.	Monthly
Idaho Falls, Idaho	Government Group	General office space	7,035 sq ft.	04/30/13
Los Alamos, New Mexico	Government Group	General office space	6,471 sq ft.	03/01/13
Mclean, Virginia	Global Commercial	General office space	120 sq ft.	08/17/12
Mississauga, Ontario	International	General office space	3,229 sq ft.	07/31/16
Mississauga, Ontario	International	Storage space and support services	48,000 sq ft.	11/01/12
Oak Ridge, Tennessee—Commerce Park	Government Group and Commercial Services	General office space	32,522 sq ft.	03/31/14
Oak Ridge, Tennessee— Portal 10	LP&D	Transload Arena	3 acres	08/02/14
Oak Ridge, Tennessee— Scarboro Road	Government Group	General office space	20,000 sq ft.	07/31/13

Richland, Washington—Hertz	Government Group	General office space	6,200 sq. ft.	09/30/13
Richland, Washington—Stevens Drive	Commercial Services	General office space	32,300 sq ft.	09/30/13
Salt Lake City, Utah	All	Corporate offices	36,578 sq ft.	12/31/12
Swindon, United Kingdom	International	General office space	7,600 sq ft.	10/13/13
Tooele, Utah	LP&D	General office space	1,230 sq ft.	12/31/14
Washington, D.C.	Government Group and Commercial Services	General office space	5,035 sq ft.	09/30/17
Zion, Illinois — Zion Station	Commercial Services	D&D operations	193 acres	08/31/20
Operating Rights
Barnwell, South Carolina	LP&D	Treatment and disposal facility	235 acres	04/05/75

Item 3.    Legal Proceedings

False Claim Act Proceeding

On August 7, 2002, Roger Lemmon, Patrick Cole and Kyle Gunderson filed a “qui tam” complaint in the U.S. District Court for the District of Utah as “relators” on behalf of the U.S. government, against Envirocare (our predecessor), pursuant to the False Claims Act. The complaint alleges that Envirocare (a) violated various contractual and regulatory requirements related to waste disposal at the Clive, Utah facility; (b) failed to report the violations; and (c) falsely implied, in invoice documentation to the U.S. government, that Envirocare had complied with all applicable contractual and regulatory requirements. The complaint alleges that the U.S. government is entitled to recover substantial (but unspecified) damages, including treble damages. The U.S. government declined to pursue the case on its own behalf. The U.S. District Court for the District of Utah dismissed the complaint three times, each time with leave to amend the complaint. On August 4, 2010, the U.S. Tenth Circuit Court of Appeals reversed the third dismissal.  This proceeding is in the discovery phase.

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

On June 18, 2010, the defendants in the Related Actions filed a motion to dismiss the consolidated amended complaint. Rather than oppose the defendants’ motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding on certain allegations in the consolidated amended complaint and adding certain new allegations.  The plaintiffs bring claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”) against all defendants and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against all defendants except the underwriter defendants.  The plaintiffs allege that the Company’s registration statements and prospectuses and other public disclosures in connection with the IPO and July 2008 Offering contained misstatements and/or omissions of material fact. Specifically, the plaintiffs allege that the defendants made material misstatements and/or omissions relating to five categories of the Company’s business: life of plant contracts, opportunities in the shut-down nuclear reactor market, the Zion Station project, the Company’s rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, and global macroeconomic conditions.  The plaintiffs seek to include all purchasers of our common stock from November 14, 2007 through October 14, 2008, as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 offering and such other relief as the court may find just and proper.

On September 17, 2010, the defendants in the Related Actions filed a motion to dismiss the second consolidated amended complaint. The lead plaintiff filed an opposition to the defendants’ motion to dismiss on November 2, 2010 and the defendants filed a reply memorandum of law in further support of defendants’ motion to dismiss the second consolidated amended complaint on December 10, 2010.  On June 16, 2011, the court heard oral argument on the motion to dismiss. On September 30, 2011, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint.  Specifically, the court, among other things, dismissed all claims against all defendants relating to the alleged material misstatements and/or omissions relating to the state of the Zion Station project and the potential adverse effects of general macroeconomic conditions and dismissed certain other claims against certain defendants. Further, the court denied the defendants’ motion to dismiss the claims related to the alleged material misstatements and/or omissions relating to life of plant contracts, opportunities in the shut-down nuclear reactor market and the Company’s rule making petition to the NRC.  This proceeding is in the initial phases of discovery.

Shareholder Derivative Actions

On August 25, 2010, Sanjay Israni filed a shareholder derivative action in the U.S. District Court for the District of Utah alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant and various of our current and prior directors and officers. The underlying facts alleged in the derivative complaint are substantively the same as those in the Related Actions. The defendants in this case filed a motion to dismiss on June 16, 2011. On July 20, 2011, the plaintiff filed a response to the motion to dismiss.  On August 17, 2011, briefing on the motion by both parties was completed.  To facilitate orderly management of all issues in all this and related litigation, the parties agreed to postpone hearings on the motion, and the court has entered an order denying the motion without prejudice, permitting the motion to be renewed at any time.

On October 8, 2010, Jack Fish filed a shareholder derivative action in the Supreme Court of New York, County of New York, alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant, certain prior directors, ENV Holdings, LLC and Lindsay Goldberg & Bessemer, L.P. The underlying facts alleged in this derivative complaint are substantively the same as those in the Related Actions.  The parties have stipulated that this case will be stayed pending further development in the Related Actions.

Pennington et al. v. ZionSolutions, LLC, et al.

On July 14, 2011, four individuals, each of whom are electric utility customers of Commonwealth Edison Company, the former owner of the Zion Station (“Com Ed”), filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against ZionSolutions and Bank of New York Mellon, the trustee of the Zion Station decommissioning trust (“NDT”) fund.

The plaintiffs claim that payments from the NDT fund to ZionSolutions for decommissioning the Zion Station are in violation of Illinois state law, Illinois state law entitles the utility customers of Com Ed to payments (or credits) of a portion of the NDT fund and that Bank of New York Mellon was inappropriately appointed by ZionSolutions as trustee of the NDT fund. The plaintiffs seek to enjoin and recover payments from the NDT fund to ZionSolutions, that payments (or credits) of a portion of the NDT fund be made to utility customers of Com Ed, the appointment of a new trustee over the NDT fund, an accounting from Bank of New York Mellon of all assets and expenditures from the NDT fund, and costs and attorneys fees. The plaintiffs also seek class action certification for their claims.  On September 13, 2011, the defendants filed a motion to dismiss the plaintiffs’ claims.  The motion has been fully briefed and submitted to the court for a decision.  No decision has been rendered by the court.

We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions.

EnergySolutions, LLC v. Ingen VK, LLC, et al.

On March 31, 2011, the Company filed suit against Ingen VK, LLC and Bryan Melchior in the Third Judicial District of the State of Utah. In the complaint, the Company sought for “declaratory judgment” determining that a certain agreement between Ingen VK and the Company (the “Ingen Contract”) is terminated and/or invalid. The Company also sought related damages and other remedies. Bryan Melchior, a former employee of the Company, negotiated the Ingen Contract on behalf of the Company and is now affiliated with Ingen VK. The complaint alleges that Bryan Melchior engaged in self-dealing and deception when he negotiated the Ingen Contract as an employee of the Company. On April 20, 2011, Ingen VK, Bryan Melchior, Paul Vankomen (a principal of Ingen VK) and BCM Ventures Inc. answered the complaint and filed counterclaims against the Company alleging breach of contract, tortuous interference, violation of state antitrust laws and other causes of action. On June 2, 2011, the Company filed a motion for partial summary judgment which the court granted from the bench on September 1, 2011.  In granting the Company’s motion, the court ruled that the Ingen Contract was invalid, and the parties subsequently settled the case.  The suit was dismissed by the court in December 2011.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on the NYSE under the symbol “ES” on November 15, 2007. The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on the NYSE for each full quarterly period within the two most recent fiscal years:

	Highest	Lowest
2010
First Quarter	$9.34	$5.22
Second Quarter	$7.75	$5.03
Third Quarter	$5.75	$4.35
Fourth Quarter	$5.74	$4.52

2011
First Quarter	$7.23	$5.32
Second Quarter	$6.10	$4.53
Third Quarter	$5.29	$2.90
Fourth Quarter	$4.10	$2.76

Holders

As of March 12, 2012, there were 91 stockholders of record and approximately 36,500 beneficial stockholders.

Dividends

During the year ended December 31, 2009 and through the third quarter of 2010, we paid quarterly dividends of $0.025 per share. During the third quarter of 2010, following an in-depth review of our uses of capital, we determined that the capital previously allocated for the payment of common stock dividends would be better utilized for debt reduction and reinvesting in the business to support our internal growth and improve our ability to deliver financial results that will benefit all of our stockholders. Therefore, the dividend paid in the third quarter of 2010 was the last dividend paid under this policy. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, and our contracts and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement for our 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative 49-month total return to shareholders of EnergySolutions, Inc.’s common stock with the cumulative total returns of the S&P Midcap 400 Index and the Dow Jones U.S. Heavy Construction Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from November 15, 2007 to December 31, 2011.  The stock price performance included in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

Among EnergySolutions, Inc., The S&P Midcap 400 Index

And The Dow Jones U.S. Heavy Construction Index

	11/15/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09
EnergySolutions, Inc.	100.00	117.30	99.80	97.34	43.61	24.78	38.11	40.67	40.88
S&P Midcap 400	100.00	94.78	86.39	91.08	81.18	60.44	55.21	65.56	78.66
Dow Jones U.S. Heavy Construction	100.00	95.22	80.25	98.98	56.64	42.73	38.59	48.34	53.73

	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
EnergySolutions, Inc.	37.75	28.71	22.82	22.67	25.10	26.86	22.26	15.91	13.93
S&P Midcap 400	83.03	90.58	81.90	92.64	105.15	115.00	114.15	91.46	103.33
Dow Jones U.S. Heavy Construction	48.85	51.80	45.91	50.80	62.72	70.12	62.44	44.44	51.71

*                                         $100 invested on November 15, 2007 in stock or October 31, 2007 in index, including the reinvestment of dividends. Fiscal year ending December 31.

Item 6.  Selected Financial Data

The following table presents selected financial data for our business as of the dates and for the periods indicated. The financial data as of and for the periods presented was derived from the audited consolidated financial statements of EnergySolutions, Inc. or EnergySolutions, LLC prior to our initial public offering at which time EnergySolutions, LLC became a wholly owned subsidiary of EnergySolutions, Inc. The financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements that are not included within this Annual Report on Form 10-K. The financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from audited consolidated financial statements that are included within this Annual Report on Form 10-K. This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K, which includes a discussion of factors that materially affect the comparability of the information presented, and in conjunction with consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007(1)
	(in thousands of dollars, except for per share data)
Statement of operations data:
Revenue	$1,815,514	$1,752,042	$1,623,893	$1,791,631	$1,092,613
Gross profit	79,688	199,176	215,661	247,193	196,527
Income (loss) from operations(2)	(215,595)	44,112	97,915	120,930	75,952
Net income (loss) attributable to EnergySolutions	(196,181)	(22,001)	50,832	45,181	(8,899)
Net income (loss) per share data:
Basic	$(2.21)	$(0.25)	$0.58	$0.51	$(0.79)
Diluted	(2.21)	(0.25)	0.57	0.51	(0.79)
Number of shares used in per share calculations (in thousands):
Basic	88,819	88,538	88,318	88,304	11,274
Diluted	88,819	88,538	88,436	88,311	11,274
Cash dividends declared per common share	$—	$0.075	$0.10	$0.10	$—
Pro forma net income (loss) per share data (unaudited)(3):
Basic					$0.02
Diluted					0.02
Number of shares used in per share calculations (in thousands):
Basic					76,748
Diluted					77,156
Other data:
Amortization of intangible assets(4)	$26,032	$25,686	$25,271	$28,250	$24,147
Capital expenditures(5)	28,585	17,034	24,389	26,629	13,312
Balance sheet data:
Working capital(6)	$144,227	$153,615	$120,238	$92,550	$69,739
Cash and cash equivalents	77,213	60,192	15,913	48,448	36,366
Total assets	3,020,784	3,425,499	1,511,175	1,550,712	1,624,950
Total debt(7)	812,734	840,160	524,111	566,757	606,967

(1)                                  Includes the results of operations of Parallax, RSMC, NUKEM and Monserco from the dates of their acquisitions in January 2007, June 2007, July 2007 and December 2007, respectively.

(2)                                  Income (loss) from operations for the year ended December 31, 2011 includes an ARO cost estimate adjustment for the Zion Station project in the amount of $94.9 million for which no corresponding revenue was recognized and a non-cash write-off of goodwill in the amount of $174.0 million. Income (loss) from operations for the year ended December 31, 2010 includes an ARO cost estimate adjustment for the Zion Station project in the amount of $4.8 million for which no corresponding revenue was recognized and a non-cash write-off of goodwill in the amount of $35.0 million.

(3)                                  We have reflected pro forma income tax expense of $1.0 million for the year ended December 31, 2007, to reflect our estimated income tax expense had we been a fully taxable entity in that year.

(4)                                  Represents the non-cash amortization of intangible assets such as permits, technology, customer relationships and non-compete agreements acquired through the acquisition of our predecessor Envirocare of Utah, LLC in 2005 and our acquisitions of BNGA and Duratek in 2006 and RSMC in 2007. Portions of this non-cash amortization expense are included in both cost of revenue and selling, general and administrative expenses. Intangible assets and goodwill related to the acquisition of RSMC are denominated in foreign currency.

(5)                                  We completed several significant capital improvements in 2011, 2010, 2009 and 2008, including the purchase of transportation equipment and investments in facility improvements and office buildouts during 2011, the purchase of software and capitalization of implementation costs for a new enterprise resource planning system (Oracle EBS R12) in 2009 and 2010, and the purchase of equipment required for the Atlas mill tailings contract in 2008 and 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures.”

(6)                                  Consists of current assets, less current liabilities.

(7)                                  Total debt as of December 31, 2011 and 2010, includes debt associated with $310.3 million and $310.3 million, respectively, of cash held on account to collateralize outstanding letters of credit.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the financial condition and results of our operations should be read together with the consolidated financial statements and the related notes of EnergySolutions included elsewhere in this

Annual Report on Form 10-K. This discussion contains forward-looking statements, that are based on current expectations and related to future events and our future financial performance, and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors.”

Overview

We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning (“D&D”) services, operation of nuclear reactors, logistics, transportation, processing, and LLRW disposal. We derive almost 100% of our revenue from the provision of nuclear services.

We provide our services through two customer groups: the Government Group and the Global Commercial Group. Within the Global Commercial Group, we provide services through three operating business divisions: Commercial Services, Logistics, Processing and Disposal (“LP&D”) and International. Our Government Group provides services to United States (“U.S.”) government customers for the management and operation (“M&O”), and/or clean-up of facilities with radioactive materials. Our Government Group customers are individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and the U.S. Department of Defense (“DOD”). Our Commercial Services operations provide a broad range of on-site services, including D&D services and comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials as well as state agencies in the U.S. Our LP&D operations provide a broad range of logistics, transportation, processing and disposal services to both government and commercial customers. Our LP&D division also operates our facilities for the processing and disposal of radioactive materials, including our facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. Our International division derives revenue primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International division also provides turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

In September 2010, we entered into an arrangement with Exelon to decommission and dismantle the Zion Station nuclear power plant that ceased operation in 1998.  Pursuant to the arrangement, we acquired from Exelon the Zion Station nuclear decommissioning trust (“NDT”) fund which serves as the sole source of funding for the project. The profitability of the Zion Station project is a function of project cost management and NDT fund earnings performance.  The elements of the project’s profitability are principally composed of (i) profit margins we anticipate realizing from the transportation and disposal of LLRW from the project, (ii) reimbursement for an allocated portion of corporate general and administrative overhead, and (iii) fees we expect to earn from management of the project.  In order to complete the project profitably, we must successfully manage project costs and achieve sufficient earnings on the NDT fund to meet the overall project budget, which is expected to approach $1.0 billion over the life of the project.

Over the ten-year term of the Zion Station project, we will perform periodic comprehensive reviews and assessments of project milestones, schedules, costs and related projected decommissioning trust fund values (a “Schedule and Cost Update”), which is standard for all such long-term projects.  In February 2012, we completed our first Schedule and Cost Update, the findings and results of which are as follows:

•                  Total projected project costs have increased from the original budgeted amounts, due primarily to increased regulatory requirements and resulting higher estimates for site security, and to heightened projections for final site characterization and radiation protection.

•                  NDT fund investment earnings have outperformed initial projections to date.

•                  The profit margin of the project is currently estimated to range from approximately 10% to 15%.

•                  Opportunities have been identified in the updated project budget for cost reduction across various operational activities which, if successfully executed, would enhance the project’s profitability.

•                  The project is approximately six months ahead of schedule and is delivering excellent technical and safety performance.

•                  Due to the accelerated progress on the project and the completion of over 1,400 project purchase orders, current and future project cost risks and uncertainties have been significantly reduced.

•                  The project’s tracking and cost estimation systems have been upgraded and will serve as improved tools for future schedule optimization, cost reduction and project management.

The foregoing projections, expectations and estimates, together with all other forward-looking statements regarding the project, are based upon current assumptions and are subject to various risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements.  See Item 1A. Risk Factors—“Our license stewardship arrangement with Exelon exposes us to significant financial risks” and “The future performance of the Zion Station project is subject to various risks and uncertainties.”

For financial reporting purposes, the Zion Station project is subject to the ARO method of accounting.  Measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated cost to complete the project plus a profit margin, and recognition of the ARO gain as the obligation is settled.  Accretion expense and the ARO gain are recorded within cost of revenue.  Any change to the ARO as a result of cost estimate changes is also recorded within cost of revenue.  As a result of the Schedule and Cost Update, we included in cost of revenue for the fourth quarter of 2011 a charge in the amount of $94.9 million, which consisted of project cost estimate changes, related accretion expense and other ARO accounting adjustments.  This charge is included in cost of revenue of our Commercial Services operations within our Global Commercial Group.  For further discussion of the Zion Station project ARO accounting, see Note 11 to our consolidated financial statements included within this Annual Report on Form 10-K.  For further information regarding the NDT fund and investment earnings performance, see Note 3 to our consolidated financial statements included within this Annual Report on Form 10-K.

Due to adverse stock market conditions that existed during the third and fourth quarter of 2011, our stock price and corresponding market capitalization declined significantly.  Given this decline, applicable accounting rules required that we perform an interim goodwill impairment test as of December 31, 2011.  As a result of this test, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units totaling $174.0 million for the quarter ended December 31, 2011.  This non-cash charge reduces goodwill recorded in connection with previous acquisitions and does not impact our overall business operations, cash position, operating cash flow or debt covenants.

As a result of the goodwill impairment charge, we recorded a valuation allowance against certain deferred tax assets.  We provide valuation allowances against potential future benefits when, in the opinion of management, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.  A significant piece of evidence considered was our recent cumulative profitability.  Due to the size of the 2011 net operating loss, driven by the goodwill impairment and the ARO charge resulting from the Zion Station project Schedule and Cost Update, we have a cumulative three-year pretax loss position as of December 31, 2011.  While we anticipate profitability in the future, the uncertainty inherent in forecasting future performance requires the evidence of past results to outweigh the evidence of future expectations in making the decision to record a valuation allowance.  As a result of this analysis, we recorded a valuation allowance of $29.5 million against certain deferred tax assets for the quarter ended December 31, 2011.

As noted above, our results of operations for the year ended December 31, 2011 include an ARO charge of $94.9 million related to the Schedule and Cost Update for the Zion Station project, a $174.0 million non-cash charge for the impairment of goodwill and a $29.5 million non-cash charge for a valuation allowance recorded against certain of our deferred tax assets.  Excluding these charges, income from operations in 2011 would have been $53.3 million, net income would have been $104.8 million and diluted net income attributable to EnergySolutions per share would have been $1.18.

Our results of operations for year ended December 31, 2010 included a charge of $4.8 million for an ARO cost estimate change for the Zion Station project and a $35.0 million non-cash charge for the impairment of goodwill.  Excluding these charges, income from operations in 2010 would have been $83.9 million, net income would have been $19.9 million and diluted net income attributable to EnergySolutions per share would have been $0.22.

Components of Revenue and Expenses

Revenue and Cost of Revenue

Government Group

We generate revenue in our Government Group primarily from M&O and clean-up services on DOE and DOD sites that have radioactive materials. Under Tier 1 contracts, we typically provide services as an integrated member of a prime contract team. Under Tier 2 contracts, we provide services to Tier 1 contractors on a subcontracted basis. Tier 1 contracts often include an award fee in excess of incurred costs, and may also include an incentive fee for meeting contractual targets, milestones, or performance factors.

Historically, the majority of our Government Group revenue has been generated from either Tier 1 cost-reimbursable contracts with award (typically based on a percentage of cost) or incentive (typically success-based) fees, or Tier 2 contracts that are cost-reimbursable, fixed-price, unit-rate, and time and material contracts. When we have provided services as an integrated member of a Tier 1 prime contract team, we have typically entered into contracts with the other members of the team in which we share the award or incentive fees under the customer contract. The revenue characteristics of these contracts are as follows:

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

Revenue in our Government Group can fluctuate significantly from period to period because of differences in the timing and size of contract awards in any given period, whether or not we are required to consolidate an entity under a joint venture agreement, and reflect its revenue within our financial statements, the completion or expiration of large contracts, and delays in congressional appropriations for contracts we have been awarded.

We typically generate revenue in our Government Group pursuant to long-term contracts. The process of bidding for government contracts is extremely competitive and time-consuming. Discussions relating to a potential government contract often begin one or two years before release of a RFP. An additional year or two years may pass between the government’s announcement of an RFP and its award of a contract, and an additional several months may pass before we begin to recognize revenue in connection with contracts we are awarded.

Cost of revenue in our Government Group consists primarily of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects, and travel expenses.

Global Commercial Group

Within the Global Commercial Group, we provide services through three operating business divisions: Commercial Services, LP&D and International.

Commercial Services Operations

We generate revenue in our Commercial Services division through fixed-price, unit-rate, and cost-reimbursable contracts with power and utility companies that operate nuclear power plants and, to a lesser extent, with pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities that have nuclear-related operations.

Revenue in our Commercial Services division can fluctuate significantly from period to period because of differences in customer requirements, which depend upon the operating schedules of nuclear reactors, emergency response operations, and other clean-up events. The operating schedules of nuclear reactors are affected by, among other things, seasonality in the demand for electricity, and reactor refueling and maintenance schedules. Power and utility companies typically schedule refueling and maintenance to coincide with periods of reduced power demand periods in the spring and fall. Therefore, our revenue is typically higher during these periods due to the increased demand for our on-site services. Our revenue also fluctuates from period to period as our commercial power and utility customers start or terminate project operations. Revenue from emergency response operations and other clean-up activities may also cause fluctuations in our results due to the unanticipated nature of events that result in these projects.

Revenue in our Commercial Services division also depends on the decisions of our customers to incur expenditures for third-party nuclear services. For example, they may choose to store radioactive materials on site, rather than transporting materials for commercial processing and disposal at third party facilities, such as our Clive, Utah facility. Similarly, customers may defer entering into contracts for D&D services at nuclear plants that have been shut down until such time as they have additional dedicated funds to perform that work.

Cost of revenue in our Commercial Services division consists primarily of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects, and travel expenses. Cost of revenue also includes the accretion expense related to our Zion ARO, Zion ARO settlement gains or losses as work is performed on the Zion Station decommissioning project, and any changes in cost estimates related to the Zion ARO.

LP&D Operations

We generate revenue in our LP&D division primarily through unit-rate contracts for the transportation, processing and disposal of radioactive materials. In general, the unit-rate contracts entered into by our LP&D division use a standardized set of purchase order-type contracts containing standard pricing and other terms. By using standardized contracts, we are able to expedite individual project contract negotiations with our customers through means other than formal bidding processes. For example, our life-of-plant contracts provide nuclear power and utility company customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services after those plants are shut down. These contracts generally provide that we will process and dispose of substantially all of the LLRW and MLLW generated by those plants for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed, and often include periodic price adjustments. Although life-of-plant contracts may be terminated before decommissioning work is complete, we typically expect the duration of these contracts to be in excess of ten years.

Revenue in our LP&D division can fluctuate significantly depending on the timing of our customers’ decommissioning activities. We can receive high volumes of radioactive materials in a relatively short time period when a customer’s site or facility is being decommissioned.

Cost of revenue in our LP&D division consists primarily of compensation and benefit expenses of employees, outsourcing costs for subcontractor services, such as rail transportation of radioactive materials from a customer’s site to one of our facilities for processing and disposal, costs of goods purchased for use in our facilities, licenses, permits, taxes on processed radioactive materials, maintenance of facilities, equipment costs, and depreciation costs. Most of our fixed assets are in our LP&D division, and we recognize the majority of our depreciation costs in this division.

International Operations

We generate revenue in our International division primarily through Tier 1 contracts with the NDA. As a Tier 1 contractor, we are reimbursed for allowable incurred costs. In addition, we receive a range of cost efficiency fees (a percentage of budgeted costs minus actual costs for work performed) and project delivery-based incentive fees. We typically recognize as revenue the full amount of reimbursed allowable costs incurred plus the amount of fees earned, and we record as expense the amount of our operating costs incurred, including all labor, benefits, travel expenses, and the costs of our subcontractors.

We recognize fees as revenue only when the amount to be received is fixed or determinable. Our contracts with the NDA allow for a portion of the fees we receive to be paid monthly on account during the year. The total amount paid on account at the year-end cannot exceed a combined 60% of the total base incentive fee available and 80% of the efficiency fee earned. For the first six months of the contract year, which ends on March 31, we receive monthly account payments of fees equivalent to 5% of the total available fees for the contract year, although the monthly amount of the base incentive fee may be increased to reflect actual fees earned in the period if mutually agreed. The contract requires a joint performance review with the NDA at the end of the sixth month and ninth month periods of the contract year. The purpose of the review is to establish a forecast of fees expected to be earned in the year, against which future scheduled monthly fee payments are assessed, and potentially adjusted, to ensure that the total fees paid on account by the end of the contract year will not exceed the contractual limits. In July, following the end of the contract year, we expect to finalize any earned but unpaid incentive and efficiency fees due from the NDA and to receive a corresponding final fee payment.

Our contracts with the NDA are based on an annual funding cycle and incentive plan. Consequently, revenue can vary from year to year depending on the level of annual funding, the nature of performance-based incentives negotiated and efficiency fee mechanisms in place.

Cost of revenue in our International division consists primarily of compensation and benefits to employees, travel expenses, outsourcing costs for subcontractor services, and costs of goods purchased for use in projects.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include expenses that are not directly associated with performing nuclear services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, expenses associated with preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead.

We segregate our SG&A expenses into two categories for reporting purposes. Group SG&A expenses reflect costs specifically associated with each of our business groups, such as costs for segment leadership compensation and expenses, specific business development activities, and other costs associated with a specific segment. Corporate SG&A expenses reflect costs associated with supporting the entire Company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, and other costs required to support the Company’s operations.

Interest Expense

Interest expense includes both cash and accrued interest expense, the amortization of deferred financing costs, fees, debt discounts and interest paid on outstanding letters of credit.

Other Income, Net

Other income, (expense) net includes realized and unrealized gains and losses from investments classified as trading securities, interest income, mark-to-market gains and losses on our derivative contracts and transactional foreign currency gains and losses.

Outlook

We expect the following factors to affect our results of operations in future periods. In addition to these factors, please refer to the factors described in section Item 1A. Risk Factors in this Annual Report on Form 10-K for additional information on what could cause our actual results to differ from our expectations.

•                  Revenue may be impacted by foreign currency fluctuations.  During the year ended December 31, 2011, revenue from our International segment was 62.0% of our total consolidated revenue. Most of the revenue in our International segment is derived from contracts with the NDA in the U.K., which are denominated in pound sterling. Over the past three months, the pound sterling has held its value at an average exchange rate of 1.5729.

•                  Equity-based compensation expense.  We account for equity-based compensation payments, including grants to employees, based on the fair values of the equity instruments issued. As of December 31, 2011, we have outstanding options to purchase an aggregate of 6.5 million shares of common stock, of which 1.5 million are unvested, and we have 997,761 unvested restricted shares of our common stock outstanding. We recognized compensation expense of $10.0 million, $10.3 million, and $14.6 million, in 2011, 2010 and 2009, respectively, and expect to record compensation expense of $3.3 million in 2012 as a result of these outstanding unvested options and unvested restricted shares. During 2012, we expect to grant additional stock options and restricted stock awards.

•                  Capital expenditures. We had capital expenditures of approximately $28.6 million in 2011 related to building improvements at three of our existing facilities, the purchase of transportation equipment and rail containers for our operations at our disposal facilities, and the purchase of computer hardware and software. We had capital expenditures of $17.0 million and $24.4 million in 2010 and 2009, respectively. We anticipate that capital expenditures in 2012 will range from approximately $25.0 million to $35.0 million related mostly to purchases of equipment and property improvements at our facilities.

•                  Amortization costs related to intangible assets.  We expect non-cash amortization costs to remain constant in 2012, provided we do not acquire any significant businesses or intangible assets and foreign exchange rates remain constant. We incurred approximately $26.0 million of non-cash amortization expense in 2011 and $25.7 million of non-cash amortization expense in 2010, related to the intangible assets acquired in 2005, 2006 and 2007. We expect to incur $25.8 million of non-cash amortization expense in 2012.

•                  Interest Expense.  Borrowings under the senior secured credit facility bear interest at a rate equal to adjusted LIBOR plus 4.50%, or ABR plus 3.50%.  Based on our outlook for interest rates and our expectations regarding LIBOR fluctuations during 2012, we expect our interest expense associated with our senior secured credit facility to increase less than 1% during 2012 from our interest expense of $40.0 million in 2011. Borrowings under our senior notes bear interest at a 10.75% fixed rate. During 2011 we incurred approximately $32.5 million of interest expense related to our senior notes and we expect to incur approximately the same amount during 2012. We expect to recognize approximately $5.3 million of non-cash amortization expense of deferred financing costs and debt discounts in 2012.

•                  Income taxes.  Our effective tax rate in 2011 was 15.9% resulting primarily from pretax book losses, lower tax rates in foreign jurisdictions, a lower statutory rate at the NDT trust level, recognition of uncertain tax positions in the U.S., and research and development tax credits.  The Company recorded additional tax expense associated with NDT trust earnings being taxed at both the corporate and trust levels, the add back of a portion of the goodwill impairment that is not deductible for tax purposes, and a valuation allowance against certain domestic and foreign deferred tax assets.  We anticipate our effective tax rate for 2012, exclusive of any unusual items, will be approximately 33% to 40%.

Results of Operations

The following table shows certain items from our statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Government Group	$242,418	$343,063	$304,634
Global Commercial Group
Commercial Services	200,670	121,112	87,305
LP&D	247,084	267,372	244,217
International	1,125,342	1,020,495	987,737
Total revenue	1,815,514	1,752,042	1,623,893
Cost of revenue:
Government Group	(217,229)	(311,021)	(266,276)
Global Commercial Group
Commercial Services	(279,632)	(113,406)	(65,298)
LP&D	(171,115)	(168,976)	(153,016)
International	(1,067,850)	(959,463)	(923,642)
Total cost of revenue	(1,735,826)	(1,552,866)	(1,408,232)
Gross profit:
Government Group	25,189	32,042	38,358
Global Commercial Group
Commercial Services	(78,962)	7,706	22,007
LP&D	75,969	98,396	91,201
International	57,492	61,032	64,095
Total gross profit	79,688	199,176	215,661
Segment selling, general and administrative expenses:
Government Group	(13,950)	(16,951)	(15,632)
Global Commercial Group	(49,667)	(39,418)	(34,407)
Total segment selling, general and administrative expenses (1)	(63,617)	(56,369)	(50,039)
Segment operating income:
Government Group	11,239	15,091	22,726
Global Commercial Group	4,832	127,716	142,896
Total segment operating income	16,071	142,807	165,622
Corporate selling, general and administrative expenses (1)	(68,769)	(76,815)	(75,280)
Impairment of goodwill(2)	(174,000)	(35,000)	—
Equity in income of unconsolidated joint ventures(3)	11,103	13,120	7,573
Total income (loss) from operations	(215,595)	44,112	97,915
Interest expense	(73,414)	(71,487)	(30,403)
Other income (expenses), net	58,215	36,659	(961)
Income (loss) before income taxes and noncontrolling interests	(230,794)	9,284	66,551
Income tax benefit (expense)	37,145	(29,204)	(14,588)
Net income (loss)	(193,649)	(19,920)	51,963
Less: Net income attributable to noncontrolling interests	(2,532)	(2,081)	(1,131)
Net income (loss) attributable to EnergySolutions	$(196,181)	$(22,001)	$50,832

(1)          Together, group and corporate selling, general and administrative expenses represent the Company’s total SG&A expenses as reported in the accompanying condensed consolidated statements of operations. As such, both amounts are needed to compute total consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

(2)          For the year ended December 31, 2011 we recorded a $174.0 million non-cash goodwill impairment charge of which $35.0 million is related to our Government Group and $139.0 million is related to LP&D. For the year ended December 31, 2010, we recorded a $35.0 million non-cash goodwill impairment charge attributable to our Government Group.

(3)          For the year ended December 31, 2011 we recorded $11.1 million of income from our unconsolidated joint ventures of which $11.3 million income is attributable to the Government Group and a $0.2 million loss is attributable to LP&D.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Government Group

Revenue and cost of revenue in our Government Group decreased $100.6 million and $93.8 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily as a result of the completion of certain large contracts with the DOE and to decreased ARRA funding during 2011. As a result, gross profit decreased by $6.8 million while gross margin increased to 10.4% for the year, compared to 9.3% for the prior year. The increase in gross margin was due primarily to the commencement of new, more profitable projects during 2011. The end of ARRA funding and an overall reduction of federal government spending could negatively affect the financial results of our Government Group in future years. In 2011, as part of our ongoing cost reduction efforts and initiatives, the Government Group reduced its work force by approximately 20 employees which is expected to generate future costs savings.

Revenue and cost of revenue from operations in the Southwest region increased $5.0 million and $3.8 million, respectively, for the year compared to the prior year, due primarily to additional work scope on existing projects and the award of a new contract during the second quarter of 2011 that is now in full operation. As a result, gross profit increased $1.2 million for the year compared to the prior year.

Revenue and cost of revenue from supporting activities performed on the East Tennessee Technology Park closure plan increased $4.5 million and $4.0 million, respectively, for the year compared to the prior year, due primarily to commencement of on-site D&D activities during September 2011. As a result, gross profit increased $0.5 million for the year compared to the prior year.

Revenue and cost of revenue from our Salt Waste Processing facility contract increased $1.4 million and $0.5 million, respectively, for the year compared to the prior year, due primarily to increased construction activities during 2011 resulting from additional funding from the DOE. As a result, gross profit increased $0.9 million for the year compared to the prior year.

Revenue and cost of revenue from our Isotek Systems joint venture decreased $9.5 million and $11.1 million for the year compared to the prior year, due to the completion of heavy engineering design activity work during the first quarter of 2011. Gross profit increased $1.6 million for the year compared to the prior year due primarily to higher fees recognized for the year as a result of timing of fee recognitions, higher fee rates and cost reduction efforts. This joint venture became a wholly owned subsidiary of EnergySolutions in December 2011.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $50.2 million and $49.0 million, respectively, for the year compared to the prior year, due to the completion of the operational readiness review phase in November of 2010 and the hot functional test phase in the first quarter of 2011. As a result, gross profit decreased $1.2 million for the year compared to the prior year.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $21.1 million and $19.2 million, respectively, for the year compared to the prior year due to decreased construction activities and lower shipments of waste for disposal during the year resulting from a reduction of ARRA spending which ended in July of 2011. As a result, gross profit decreased $1.9 million for the year compared to the prior year.

Revenue and cost of revenue from our subsidiary EnergySolutions Performance Strategies, decreased $15.8 million and $11.7 million, respectively, for the year compared to the prior year due primarily to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit decreased $4.1 million for the year compared to the prior year.

Revenue and cost of revenue from our environmental remediation and waste management activities at the DOE Paducah Gaseous Diffusion Plant in Paducah, Kentucky decreased $8.0 million and $6.6 million, respectively, for the year compared to the prior year, due to completion of the contract in July 2010. As a result, gross profit decreased $1.4 million for the year compared to the prior year.

Revenue and cost of revenue related to engineering and technology support services to the Government Group decreased $5.9 million and $6.3 million respectively, for the year compared to the prior year primarily due to completion of technical and testing support activities to the DOE Waste Treatment Plant in the Richland and DOE Hanford sites during 2010. Gross profit increased $0.4 million for the year compared to the prior year, primarily due to new vitrification projects awarded during 2011.

Global Commercial Group

Commercial Services Operations

Revenue and cost of revenue from our Commercial Services operations increased $79.6 million and $166.2 million, respectively, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the ramp up of our decommissioning work at the Zion Station nuclear power plant. The disproportional increase in cost of revenue when compared to revenue resulted from the recording of an ARO cost adjustment in the amount of $94.9 million related to the Zion Station project, for which no corresponding revenue was recognized. As a result, gross profit decreased $86.6 million for the year compared to the prior year, and gross margin decreased to a negative 39.4% for the year compared to 6.4% for the prior year. During 2011, the Global Commercial Group reduced its work force by approximately 60 employees which is expected to generate future costs savings.

Revenue and cost of revenue related to the decommissioning of the Zion Station increased $93.6 million and $173.3 million, respectively, for the year compared to the prior year primarily due to having only four months of activity in 2010 compared to one full year of activity in 2011. In addition, the Company performed its first Schedule and Cost Update review of the Zion Station project during 2011 and identified certain cost items that are estimated to be higher than the original project estimates. As a result, the Company recorded a $94.9 million cost adjustment to the current cost estimates during 2011. Excluding the effect of the cost adjustment, gross profit for the Zion Station project increased $15.7 million for the year compared to the prior year, after considering the impact of accretion expense and ARO settlement gain.

Revenue and cost of revenue from our commercial products division increased $5.4 million and $4.2 million, respectively, for the year compared to the prior year, primarily from increased demand for liners and engineered equipment and increased engineering design and fabrication activities during the year. As a result, gross profit increased $1.2 million for the year compared to the prior year.

Revenue and cost of revenue from our commercial utility projects division decreased $0.4 million and increased $4.8 million, respectively, for the year compared to the prior year, due primarily to the substantial completion of work on three large-scale utility projects during 2010. The disproportional increase in cost of revenue when compared to revenue year over year resulted from schedule delays, subcontractor equipment failures, and costs overruns on two major fixed price contracts. As a result, gross profit decreased $5.2 million for the year compared to the prior year.

Revenue and cost of revenue from our commercial decommissioning services projects decreased $8.5 million and $8.3 million, respectively, for the year compared to the prior year due primarily to the completion of the Federated Metals project during 2010, which was partially offset by a slight increase in revenue from our operations at Pearl Harbor, Hawaii. As a result, gross profit decreased $0.2 million for the year compared to the prior year.

Revenue and cost of revenue from our liquid waste processing division decreased $3.1million and $1.8 million, respectively, for the year compared to the prior year, due primarily to the completion of certain large projects during 2010 while there were fewer large scale projects to replace them in 2011. As a result, gross profit decreased $1.3 million for the year compared to the prior year.

Revenue and cost of revenue from our commercial technology and engineering operations decreased $7.6 million and $6.0 million, respectively, for the year compared to the prior year, due primarily to the completion of a key engineering study of a nuclear fuel fabrication plant during 2010, whereas no project of this magnitude took place in 2011. As a result, gross profit decreased $1.6 million for the year compared to the prior year.

LP&D Operations

Revenue from our LP&D operations decreased $20.3 million to $247.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, due primarily to lower receipts of waste from DOE contracts, decreased shipments of depleted uranium tubes, and decreased rail transportation services provided during the year, which was partially offset by increased incineration activities at our Bear Creek facility. Gross profit decreased by $22.4 million and gross margin decreased to 30.7% for the year from 36.8% in the prior year, due primarily to increases in labor and subcontractor costs.

Revenue related to our disposal facilities decreased $19.9 million for the year compared to the prior year, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding during 2011 and decreased decommissioning activities during the year. Cost of revenue increased $1.4 million, due primarily to higher costs associated with mixed waste processing at our Clive, Utah facility.  As a result, gross profit decreased $21.3 million for the year compared to the prior year.

Revenue and cost of revenue from our processing facilities increased $6.9 million and $6.6 million, respectively, for the year compared to the prior year, due primarily to increased receipts of materials for incineration during 2011 at our Bear Creek, Tennessee facility, and to increased equipment decontamination activities at our Memphis, Tennessee facility which resulted in higher processing labor costs and accretion costs. These increases were partially offset by lower shipments of depleted uranium tubes during 2011. As a result, gross profit increased $0.3 million for the year compared to the prior year.

Revenue and cost of revenue related to our logistics operations decreased $7.4 million and $6.0 million, respectively, for the year compared to the prior year, due to decreased shipping activity on major DOE funded contracts. As a result, gross profit decreased $1.4 million for the year compared to the prior year.

International Operations

Revenue from our International operations increased $104.8 million or 10.3% for the year ended December 31, 2011 compared to the same period in 2010, due primarily to increased design and construction activities in our operations in Asia and to increased D&D work performed at certain Magnox sites. Gross profit decreased $3.5 million and gross margin decreased to 5.1% for the year ended December 31, 2011 from 6.0% for the year ended December 31, 2010, primarily as a result of the timing in the recognition of generation, efficiency and cost savings fees related to our operations in the U.K., and to fewer project based incentive fees awarded by the NDA during the current year.

Revenue and cost of revenue from our operations at the Magnox sites in the U.K. increased $51.3 million and $60.9 million, respectively, for the year compared to the prior year, due primarily to acceleration of decommissioning work at the Bradwell and Trawsfynydd sites. Revenue and cost of revenue also increased $35.4 million and $33.4 million, respectively, as a result of fluctuations in pound sterling exchange rates year over year. Gross profit decreased $9.6 million for the year compared to the prior year, primarily due to fewer project based incentive fees available during 2011.

Revenue and cost of revenue from our operations in Asia increased $16.7 million and $13.0 million, respectively, for the year compared to the prior year, due to ramp up of design and construction operations at the Yangjiang and Haiyang, China nuclear reactor sites during 2011 and to increased project costs. As a result, gross profit increased $3.7 million for the year compared to the prior year.

Group selling, general and administrative expenses

Group SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, expenses associated with preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and for administrative overhead. Group SG&A expenses increased $7.2 million or 12.9% from $56.4 million for the year ended December 31, 2011 compared to the prior year, due primarily to higher incentive compensation expense and higher bid and proposal costs incurred during 2011 as compared to the same period in 2010.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support the Company. Corporate SG&A expenses decreased $8.0 million, or 10.5%, to $68.8 million for the year ended December 31, 2011 from $76.8 million for the year ended December 31, 2010. This decrease was due primarily to ongoing SG&A expense reduction efforts and initiatives, to decreased spending on separation agreements of former employees, to a favorable settlement related to a business tax examination completed during 2011, and to decreased legal expenses.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $2.0 million, or 15.4%, to $11.1 million for the year ended December 31, 2011 from $13.1 million for the year ended December 31, 2010. The decrease was attributable primarily to a $2.3 million decrease in our proportional share of income from our LATA/Parallax Portsmouth, LLC joint venture due to the completion of the contract during the first quarter of 2011, and to a $0.8 million decrease in our proportional share of income from our Washington River Protection Solutions LLC joint venture, which were partially offset by a $0.7 million increase in our share of income from TPMC EnergySolutions Environmental Services LLC, and to a $0.4 million increase in our share of income in West Valley Environmental Services LLC.

Interest expense

Interest expense increased $1.9 million, or 2.7%, to $73.4 million for the year ended December 31, 2011 from $71.5 million for the year ended December 31, 2010. The increase was primarily attributable to additional interest expense accrued as a result of increased outstanding borrowings and higher interest rates on outstanding borrowings for the year compared to prior year.  Included in interest expense for the year ended December 31, 2010, is approximately $19.1 million of deferred financing fees written off in conjunction with the refinancing of our long-term debt in August 2010. In August 2010, we also issued $300 million of senior notes at a fixed annual interest rate of 10.75% which did not exist prior to that date. Borrowings under our current senior secured credit facility bear interest at a variable annual interest rate of 6.25% as of December 31, 2011, compared to a variable annual interest rate of 4.01% as of December 31, 2010, under our former credit facilities.

Other income (expense), net

Other income (expense), net increased $20.5 million to other income, net of $57.2 million for the year ended December 31, 2011 compared with other income, net of $36.7 million for the year ended December 31, 2010, due primarily to a $22.9 million increase in investment income earned on our investments in the NDT fund, net of trust management fees, for the year, and to a $3.1 million increase in other income related to interest earned on our federal income tax returns for the years 2004 and 2005 refunded to the Company during the year. Those increases were offset by a $1.6 million decrease in unrealized gains in the fair value of our interest rate collar, which was terminated in January 2011, and to a $0.6 decrease in other miscellaneous expenses.

Income taxes

For the year ended December 31, 2011 we recognized an income tax benefit of $37.1 million from our consolidated financial results based on an annual effective tax rate of 15.9%.  For the year ended December 31, 2010 we recognized income tax expense of $29.2 million on our consolidated operations based on an annual effective rate of 405.4%.  During 2011, we recorded a tax benefit primarily as a result of having pretax book losses, lower income tax rates in foreign jurisdictions and a lower statutory rate at the NDT trust level, the recognition of uncertain tax positions in the U.S., and the use of certain research and development tax credits in both the U.S., and the U.K.  These benefits were offset by additional tax expense resulting from NDT fund earnings being taxed at both the trust and corporate levels, the addback of a portion of the goodwill impairment that is not deductible for tax purposes, and a valuation allowance recorded against certain domestic and foreign deferred tax assets.

During the year ended December 31, 2011, we recognized adjustments to unrecognized tax benefits of $0.1 million, primarily related to various tax positions in the U.K. During 2011, the Internal Revenue Service finished its examination of the consolidated U.S. tax returns for the short tax period from November 16, 2007 through December 31, 2007 and the tax year ended December 31, 2008. There were no material adjustments to the amount of taxes previously recorded as a result of those exams; therefore the Company was able to reverse $5.7 million of uncertain tax positions reserves. The Company is not currently being audited by federal taxing authorities but the timing of future tax examinations is highly uncertain. However we do not anticipate any significant impacts to our unrecognized tax benefits balance within the next 12 months.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Government Group

Revenue from our Government Group increased $38.4 million, or 12.6%, to $343.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased testing activities on existing projects and additional funding received from the ARRA to support and accelerate environmental remediation activities. Gross profit decreased $6.3 million and gross margin decreased to 9.3% for the year, compared to 12.6% for the prior year, due primarily to the completion of certain major contracts with the DOE during 2009, decreased activity on higher margin contracts and increased activity on lower margin contracts

Revenue and cost of revenue generated by our contract with the DOE to clean-up the Atlas mill tailings site near Moab, Utah increased $19.2 million and $18.6 million, respectively, for the year compared to the prior year due to acceleration of work funded by the ARRA and increased shipments of uranium mill tailings during the year. As a result, gross profit increased $0.6 million to $7.6 million for the year compared to the prior year.

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

Revenue and cost of revenue related to engineering and technology support services to the Government Group increased $2.9 million and $7.3 million respectively, for the year compared to the prior year primarily due to a combination of completion of technical and testing support activities to the DOE Waste Treatment Plant in Richland, Washington during the year, and a revenue rate adjustment on a major contract during the prior year. Gross profit decreased $4.4 million for the year compared to the prior year, primarily due to increased costs on fixed price contracts, decreased activities on existing contracts and additional costs incurred on projects due to schedule delays.

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

Global Commercial Group

Commercial Services Operations

Revenue in our Commercial Services operations increased $33.8 million, or 38.7% to $121.1million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to the execution and award of new contracts and increased commercial engineering and technology waste design activities. Gross profit decreased $11.5 million while gross margin decreased to 8.1% for the year compared to 25.2% for the prior year primarily due to completion of contracts during 2009 and the relative profitability of projects performed in each period.

Revenue and cost of revenue related to the planning phase and decommissioning of the Zion Station nuclear power plant were $39.2 million and $47.0 million, respectively, for the year. The decommissioning effort on this project commenced in September 2010, and the costs and revenue for the planning phase which had been deferred were also recorded upon the commencement of the decommissioning effort with the exception of gross margin of $5.1 million which has been deferred and will be recognized over the duration of the decommissioning project. A gross loss was incurred in the amount of $7.8 million for the year, due to accretion expense related to the ARO exceeding the ARO settlement gain both of which are recorded in cost of revenue.

Revenue and cost of revenue in our spent fuel operations increased $2.0 million and $1.2 million, respectively, for the year compared to the prior year primarily due to increased fuel pool and cleanup activities on a new contract and higher demand for liners. As a result, gross profit increased $0.8 million for the year compared to the prior year.

These increases were offset, in part, by decreased revenue and gross profit from our commercial decommissioning services of $1.4 million and $3.6 million respectively, for the year compared to the prior year primarily due to completion of work on our Federated Metal project during September 2010, and to decreased decommissioning activities due to completion of the Pearl Harbor, Hawaii project during 2009. Cost of revenue increased $2.2 million during the year primarily to increased labor and subcontractor costs incurred in connection with the decommissioning activities at the Breckenridge site.

Revenue and cost of revenue related to our large components utility operations decreased $8.8 million and $6.2 million, respectively, for the year compared to the prior year primarily due to substantial completion of work on our Duke McGuire and Fermi projects during the year ended December 31, 2009. As a result, gross profit decreased $2.6 million for year compared to the prior year.

Revenue and cost of revenue related to our large commercial engineering and technology waste design and fabrication division increased $5.2 million and $4.4 million, respectively, for the year compared to the prior year primarily due to increased design activities associated with the design and manufacturing of waste management systems for several nuclear reactors currently under construction in China. Gross profit increased $0.8 million for the year compared to the prior year due to the recent award of this contract.

LP&D Operations

Revenue in our LP&D operations increased $23.2 million or 9.5% to $267.4 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to higher volumes of waste processed at our Clive, Utah facility partially offset by decreased operations at our Bear Creek facility. Gross profit increased $7.2 million while gross margin decreased to 36.8% for the year from 37.7% for the prior year as a result of higher subcontractor costs and fuel surcharges on major contracts during 2010.

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

International Operations

Revenue in our International operations increased $32.8 million, or 3.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Our revenue, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $28.6 million due primarily to a higher reimbursable contract cost base, increased generation fees, and timing of recognition of efficiency fees year over year. However, this increase was offset by a $1.9 million decrease due to lower fee income earned on the ministores project.

Cost of revenue in our International operations increased $35.8 million for the year compared to the prior year. Our cost of revenue, prior to considering the effects of fluctuations in pound sterling exchange rates, increased $33.7 million primarily due to increased costs in spent fuel operations. However, this increase was offset by a $2.3 million decrease due to lower pound sterling exchange rates during the year compared to the prior year.

Gross profit in our International operations decreased $3.1 million for the year compared to the prior year. Prior to considering the effects of fluctuations in pound sterling exchange rates, our gross profit decreased $5.1 million primarily due to a change in the revenue recognition methodology in which fee income is earned only when targets are met. The decrease in gross margin was offset by an increase of $0.4 million resulting from a combination of higher costs for the period and lower pound sterling exchange rates during the year. Gross profit margin in our International segment was 5.6% for the year compared to 6.3% for the prior year.

Group selling, general and administrative expenses

Group SG&A expenses increased $6.3 million or 12.7% from $50.0 million for the year ended December 31, 2010 compared to the prior year, due primarily to increased labor costs and stock compensation expense related to our Government Group operations and higher incentive compensation expense and bid and proposal costs related to our Global Commercial Group for the year as compared to the prior year. In addition, SG&A in our International segment increased by approximately $4.3 million for the year compared to the prior year due to increased amortization expense of intangible assets. During the prior year, we determined that we had inappropriately applied authoritative guidance related to intangible assets and goodwill denominated in foreign currencies. As a result, amortization expense was decreased $2.2 million for the prior year as compared to a full year of amortization expense recorded during the year ended December 31, 2010.

Corporate selling, general and administrative expenses

Corporate SG&A expenses increased $1.5 million or 2.0% to $76.8 million for the year ended December 31, 2010 from $75.3 million for the year ended December 31, 2009. This increase was primarily attributable to a $2.2 million increase in tax contingency losses, $2.0 million increase in legal costs, and $0.4 million related to separation agreements of former employees, recorded for the year ended December 31, 2010, offset by $2.6 million decrease in equity-based compensation expense of which $1.8 million resulted from a modification in the vesting terms of stock option and restricted stock grants of a former executive in 2009, and $0.5 million decrease in various other general costs. As a percentage of revenue, corporate SG&A expenses decreased 0.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Impairment of goodwill and other intangible assets

We recorded a non-cash goodwill impairment charge of $35.0 million for the year ended December 31, 2010, to adjust the carrying value of the Government Group reporting unit down to its estimated fair value in accordance with authoritative accounting guidance. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted long-term growth rates than those projected in the prior year. There was no tax benefit associated with this impairment because the goodwill is not deductible for tax purposes.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures increased $5.5 million, or 73.3%, to $13.1 million for the year from $7.6 million for the prior year. The increase was primarily due to an increase of $4.3 million in our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site in which we had a non-controlling interest, and a $1.9 million increase from our proportional share of income from our LATA/Parallax Portsmouth LLC joint venture in which we had a noncontrolling interest. These increases were offset by a $0.7 million decrease in our share of income from our TPMC-EnergySolutions Environmental Services, LLC joint venture during the year.

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

Other income (expense), net

Other income (expense), net increased $37.6 million to other income, net of $36.7 million for the year from other expense, net of $1.0 million for the prior year. The increase was mostly attributable to a $33.9 million net increase in investment income earned on our investments in the NDT fund for the year ended December 31, 2010, a $2.6 million increase in unrealized gains in the fair value of our interest rate collar contract, and $0.6 million increase in other miscellaneous expenses.

Income taxes

For the year ended December 31, 2010 we recognized income tax expense of $29.2 million on our consolidated operations based on an annual effective rate of 405.4%. For the year ended December 31, 2009, we recognized income tax expense of $14.6 million based on an annual effective tax rate of 22.3% on our consolidated operations. Due to the amount of tax expense relative to the amount of pretax book income the rate is higher than the blended statutory rate. The tax expense is primarily the result of the realization of income and tax expense in the U.K., a goodwill impairment charge which is not deductible for tax purposes, an increase of $15.3 million in our valuation allowance against certain domestic and foreign deferred tax assets and additional tax expense resulting from NDT fund earnings being taxed at both the trust and corporate levels.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. Our cash flow from operations are primarily impacted by fluctuations in working capital caused by the timing of our billings to customers, collection terms of our contracts, stages of completion of our projects, the timing of payments to vendors and subcontractors, the timing of payment of dividends from our unconsolidated joint ventures, the changes in income tax liabilities, and unforeseen events.

For the year ended December 31, 2011, our principal sources of liquidity consisted of $77.2 million in existing cash and cash equivalents, of which $44.3 million was held in foreign jurisdictions, and $76.1 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $28.9 million of outstanding letters of credit issued against it. Due to U.S. tax laws and regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is limited.

As of December 31, 2011, we also had $302.2 million in accounts receivable and $109.7 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. Our Days Sales Outstanding (“DSO”) remained constant at 61 days as of December 31, 2011 compared to the prior year. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing accounts receivable as of the end of the year into the amount of revenue recognized during the year, and multiplying the result of that calculation by the number of days in that year. Our cash flow from operations for the year ended December 31, 2011, has been sufficient to cover our operating expenses without the need to draw on our Revolving Credit Facility to cover any shortfalls in the timing of receipts and payments. We are actively engaged in managing our working capital to reduce our DSO to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business.

For the year ended December 31, 2011, our primary use of cash was to fund our working capital and capital expenditures, to service our debt, and to fund distributions to the noncontrolling interests in our consolidated subsidiaries. For the year ended December 31, 2010, our primary use of cash was to fund our working capital and capital expenditures, to service our debt, to pay dividends to our stockholders and to pay fees to our lenders to obtain a new senior credit facility and to issue the senior notes. As of December 31, 2011 and 2010, approximately $310.3 million and $310.0 million, respectively, of the borrowings under the new senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to letters of credit.

Certain trends or uncertainties could have a material impact on our liquidity. For example, if interest rates increase substantially, that could dramatically increase our cash interest expense; if we are required to increase our bonding requirements on current or future projects it could materially impact our available liquidity under the Revolving Credit Facility; if the economy suddenly weakens or governments materially reduce future funding for nuclear remediation or D&D projects, these events could have a negative effect on our liquidity. Under certain terms and conditions we have the ability, absent an event of default, to increase our senior secured credit facility by up to $150.0 million. We do not anticipate the need to access this incremental commitment in our Revolving Credit Facility. Furthermore, we have the ability to hedge interest rate and foreign currency fluctuations, and we actively monitor these markets in order to mitigate our exposure to these risks.  Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures.

On September 1, 2010, as part of the closing of the Zion Station transaction, the Company took over ownership of a dedicated NDT fund, which exists for the sole purpose of decommissioning the Zion Station nuclear power plant. To that extent, the funds available in the NDT fund are also considered a source of working capital for those operations. We expect that we will be reimbursed from the NDT fund for the work we perform to decommission the plant. However, in the event that we do not comply with the contractual requirements included in the agreements with Exelon, we may become subject to additional financial restrictions. These additional financial restrictions may take the form of not being able to bill the NDT fund for work performed, funding the work on the project through our other cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon.

We accumulated benefit obligations related to the pension plan we are involved with of $3.5 billion as of December 31, 2011. See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report Form 10-K for a more detailed discussion. Approximately 97% of that obligation relates to the Magnox pension plan. The Magnox pension plan is funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and the employees. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA.

Historical Cash Flows

(In thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows provided by operating activities	$80,391	$94,999	$52,183
Cash flows used in investing activities	(26,949)	(17,948)	(25,079)
Cash flows used in financing activities	(35,158)	(33,058)	(64,157)

Cash flow from operating activities

We generated $80.4 million in cash from operating activities during 2011, which included net losses of $193.6 million and significant non-cash expenses including impairment of goodwill of $174.0 million, Zion ARO estimated cost adjustment of $94.9 million, depreciation, amortization and accretion expense of $80.7 million, and equity-based compensation expense of $10.0 million. We also had realized and unrealized gains on our NDT fund portfolio of $58.5 million. Cash flows from operating activities were provided primarily from increases of $40.3 million in accounts payable and $19.2 million in accrued expenses and other current liabilities due to the timing of payments to vendors. Cash flows from operating activities were also provided by decreases of $16.6 million in accounts receivable and in costs and estimated earnings in excess of billings on uncompleted contracts due primarily to the collection of funds from customers and a decrease in unearned revenue of $129.8 million. Cash flows used in operating activities included a decrease in deferred costs of $136.0 million primarily related to work performed on the Zion Station project. We also withdrew approximately $161.5 million from the NDT fund to fund the D&D activities at the Zion Station and to pay for taxes due on realized gains earned from the NDT fund. Actual payments related to facility and equipment decontamination and decommissioning liabilities for the year ended December 31, 2011 totaled $186.6 million.

We generated $95.0 million in cash from operating activities during the year ended December 31, 2010, which included net losses of $19.9 million and significant non-cash expenses including impairment of goodwill of $35.0 million, write-off of deferred financing costs of $19.1 million, depreciation, amortization and accretion expense of $54.4 million, and equity-based compensation expense of $10.3 million. We also had unrealized gains on our NDT fund of $33.9 million. Cash flows from operating activities were also provided from increases of $35.5 million in accrued expenses and other current liabilities primarily due to the timing of payments to vendors of Magnox Contracts in the U.K., and decreases in costs and estimated earnings in excess of billings on uncompleted contracts primarily due to the collection of funds from customers. Cash flow used in operating activities include decreases in accounts payable of $5.8 million, settlement of ARO liabilities of $25.7 million, disbursements from the NDT fund of $30.2 million to support the D&D work at the Zion Station and to pay for taxes due on the realized gains from the NDT fund, and an increase in accounts receivable of $39.9 million for billings issued.

We generated $52.2 million of cash from operating activities during the year ended December 31, 2009, which included net income of $52.0 million and significant non-cash expenses including depreciation and amortization expense of $46.2 million and equity-based compensation expense of $14.9 million. Cash from operating activities was also provided by a reduction in inventories of $10.1 million due to shipment of depleted uranium tubes and a reduction in other current assets of $25.6 million primarily due to a $10.0 million contribution received during the first quarter of 2009 from ENV Holdings and release of retention funds related to federal projects. Cash from operating activities was reduced due to increased accounts receivable of approximately $71.4 million and increased costs and estimated earnings in excess of billings on uncompleted contracts of $19.2 million.

Cash flow from investing activities

Net cash outflows from our investing activities for the year ended December 31, 2011 totaled $26.9 million, which resulted primarily from investments of $28.6 million in capital expenditures such as land and facility improvements, office buildouts, and purchases of transportation equipment to support our operations in our disposal facilities. We also invested $2.5 million in the acquisition of the noncontrolling interest of our Isotek Systems LLC consolidated joint venture. Cash from investing activities was also generated by sales of NDT fund most of which was reinvested in other NDT investments, except for $4.5 million which was used to pay for trustee and trust management fees. We actively invest in a variety of financial instruments to provide our target returns on the NDT fund assets which will be used to satisfy current and future decommissioning costs associated with the Zion Station ARO.

Net cash outflows from our investing activities for the year ended December 31, 2010 totaled $17.9 million. Of this amount, we invested $17.0 million in capital expenditures such as the purchase of equipment required for the Atlas mill tailings contract and to improve operations at our Clive, Utah facility. We also invested in capitalizable implementation costs related to our enterprise resource planning system (Oracle EBS R12). We also purchased investments of approximately and sold investments of approximately $722.5 million from the NDT fund.

Net cash outflows from our investing activities for the year ended December 31, 2009 were $25.1million. Of this amount, we used $24.4 million of cash to fund property improvements at our various facilities and to purchase software licensing costs for a new enterprise resource planning system (Oracle EBS R12).

We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities or through capital lease arrangements.

Cash flow from financing activities

Net cash outflows from our financing activities for the year ended December 31, 2011 were $35.2 million, which resulted from re-payments of long term debt of $30.2 million and payment of capital lease obligations of $0.7 million.  We also made distributions of income to our noncontrolling interest partners of $4.2 million during the year.

Net cash outflows from our financing activities for the year ended December 31, 2010 were $33.1 million, which resulted from proceeds from an offering of $300 million senior notes due 2018, and proceeds from a $560.0 million issuance of long term debt under a new credit facility. These inflows were offset by the retirement of long term debt, repayment of long term debt under the senior secured credit facility, cash collateralization of letters of credit, payment of stockholder dividends, payments of debt financing fees, and realized losses on the settlement of our interest rate derivative contract.

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

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $28.9 million was used to fund letters of credit issued as of December 31, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving

Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements and provide credit support for obligations acquired under the agreements with Exelon. As of December 31, 2011 and 2010, borrowings of $310.3 million and $310.3 million, respectively, under the Term Loan were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to letters of credit.

The Term Loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

As of December 31, 2011, we do not have mandatory principal repayments based on our excess cash flow and or scheduled repayments due within the next 12 months because of optional prepayments we made in 2011. For the years ended December 31, 2011 and 2010, we made principal repayments totaling $30.2 million and $2.8 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we made cash interest payments of $73.9 million, $29.9 million and $25.8 million, respectively, related to our current and former credit facilities as well as the senior notes. In addition, during the year ended December 31, 2010, we paid fees of approximately $23.2 million to our lenders to obtain the new credit agreements and to issue the senior notes, which are being amortized over the remaining term of the senior secured credit facility and the senior notes. We also wrote off $19.1 million of deferred financing fees related to our previous debt.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.50 for the quarter ending December 31, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended December 31, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2011, our total leverage and cash interest coverage ratios were 2.61 and 3.10, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2011 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the year ended December 31, 2011 were $28.6 million. As of December 31, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

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

On August 13, 2010, we also completed a private offering of $300 million 10.75% senior notes at a discount rate of

1.3%. The senior notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt.  In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder’s senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The Indenture contains, among other things, certain covenants limiting our ability and the ability of one restricted subsidiary to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur liens, sell assets and subsidiary stock, transfer all or substantially all of our assets, or enter into a merger or consolidation transactions, and enter into transactions with affiliates.

Exelon Agreement

In September 2010, we entered into an arrangement, through our subsidiary ZionSolutions with Exelon to dismantle the Zion Station nuclear power plant which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including all assets held in its nuclear decommissioning trusts. In consideration for Exelon’s transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The NRC approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions.

To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC’s regulations.

We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If the Company exhausts its resources and ability to complete the D&D activities and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the

Company) is then entitled to draw on the funds associated with the letter of credit. Under the terms of the Company’s financing arrangements the Company obtained restricted cash and took on a liability for the letter of credit facility.

Contractual Obligations and Other Commitments

As of December 31, 2011, our contractual obligations and other commitments were as follows (in thousands):

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	2017 and beyond
Long-term debt obligations(1)	$812,734	$—	$10,585	$502,149	$300,000
Capital lease obligations	3,636	1,028	1,319	1,219	70
Operating lease obligations	44,337	12,113	12,756	8,018	11,450
Other contractual obligations	10,000	2,500	5,000	2,500	—
Other long term liabilities(2)	3,655	625	625	625	1,780
Total	$874,362	$16,266	$30,285	$514,511	313,300

(1)                                  Includes obligations to pay principal of $527.0 million outstanding balance of our term-loan senior secured facility. Our term loan bears interest at a variable interest rate. At December 31, 2011 the variable interest rate on our term loan was 6.25%. Assuming that this rate remains constant during the following years and assuming no prepayments, our interest payment obligations related to the term loan obligations would be approximately $32.9 million for each of the next five years. We also have obligations to pay $300.0 million outstanding balance of our 10.75% senior notes. We have no minimum principal payments obligations of the senior note within the next 5 years. At this rate, our interest payment obligations related to the senior notes would be $32.3 million for each of the next 5 years.

(2)                                  Includes $1.9 million long term liability related to the demolition permit to perform activities at the Zion Station, long-term rate reserves of $0.8 million, and other long-term D&D liabilities of approximately $1.0 million.

Off Balance Sheet Arrangements

We have a number of routine operating leases, primarily related to real estate, equipment for project contracts, rail equipment, and investments in joint ventures at December 31, 2011.

As of December 31, 2011, we had an outstanding variable rate term loan of $527.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of December 31, 2011, which is 56.9% of our outstanding term loan, we were not required to enter into new hedge agreements. However, we retained the collar interest rate agreement required under our former credit facilities for the aggregate notional amount of $200.0 million until its maturity date on January 1, 2011. As of December 31, 2010, the fair value liability of our interest rate collar agreement was approximately $0.1 million.

From time to time, we are required to post standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of December 31, 2011, we had $307.0 million in letters of credit issued under our senior secured credit facility and $28.9 million of letters of credit issued against our Revolving Credit Facility. As of December 31, 2011, we had $21.5 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2011, the closure and post-closure requirements for our facilities were $145.2 million.

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

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective estimates and assumptions. Our critical accounting policies are discussed below.

Accounting for the Exelon Transaction

In December 2007, we entered into certain agreements with Exelon to dismantle the Zion Station, including a planning contract under which we were engaged to perform certain preparatory services, with payment contingent upon closing of an asset sale agreement. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statements of operations, with $5.1 million in revenue representing the related gross profit amount being deferred over the period of D&D work.

On the date of the closing of the asset sale agreement, the NDT fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds and any investments returns arising therein, remains restricted solely to that purpose. As part of this transaction, we have assumed Exelon’s cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the statement of operations as Other Income or Expense. To the extent that the NDT fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the NDT fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the ARO for the plant, and we established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO will follow ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus a profit margin, and recognition of the ARO gain as the obligation is settled. Accretion expense and the ARO gain will be recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes will also be recorded to cost of revenue in the consolidated statements of operations in the period identified. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

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

Federal, Commercial and International Contracts

Our services are provided under cost-reimbursable plus award or incentive fee, fixed-price, and unit-rate contracts. The following describes our policies for these contract types:

•                  Cost-reimbursable contracts—We are reimbursed for allowable costs in accordance with Federal Acquisition Regulations (“FAR”), Cost Accounting Standards (“CAS”) or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract, FAR, or CAS, we may not be able to obtain reimbursement for such costs. A contract may also provide for award fees or incentive fees in addition to cost reimbursements. Incentive fees are earned if we meet certain contract provisions, including schedule, budget and safety. Monthly assessments are made to measure the amount of revenue earned in accordance with established contract provisions. Award and incentive fees are accrued when estimable and collection is reasonably assured.

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

A cost-to-cost approach accurately reflects our obligations and performance on these contracts, as well as meeting our customers’ expectations of service being performed. Therefore, we believe that input measures used to measure progress toward completion on certain fixed-price projects provide a reasonable surrogate as compared to using output measures.

For the years ended December 31, 2011, 2010 and 2009, revenue calculated using a cost-to-cost approach, including Zion Station project revenues, were $175.0 million, $76.9 million and $59.5 million respectively.

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

We record contract claims and pending change orders, including requests for equitable adjustments (“REAs”) when collection of revenue is reasonably assured, which generally is when accepted in writing by the customer. The costs to perform the work related to these claims and pending change orders including REAs are included in our financial statements in the period that they are incurred and are included in our estimates of contract profitability.

A provision for estimated losses on individual contracts is recognized in the period in which the losses are identified and includes all estimated direct costs to complete such contracts (excluding future general and administrative costs expected to be allocated to the contracts). Monthly assessments are performed on our estimates and changes are made based on the latest information available. For the years ended December 31, 2011, 2010 and 2009, we recorded provision for losses in the amount of $0.2 million, $1.6 million, and $0.1 million, respectively.

LP&D Contracts

Our LP&D services are provided primarily under unit-rate contracts. Revenue is recognized as units of materials are processed or disposed based on the unit prices provided in the contracts.

D&D Liabilities

We have responsibility for the cost to D&D our facilities and related equipment, as well as the equipment used at customer sites in our Commercial Services segment. These costs are generally paid upon closure of the facilities or disposal of the equipment. We are also responsible for the cost of monitoring our Clive, Utah facility over its post-closure period. We have also acquired the shut down nuclear power plants at Exelon’s Zion Station in 2010, and assumed the related D&D liabilities.

Accounting guidance for AROs requires us to record the fair value of an ARO as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset except for the Zion Station related ARO. We are also required to record a corresponding asset that we depreciate over the life of the asset. For the Zion Station related ARO we do not record an ARO asset that depreciates because the underlying tangible assets have no future value. Instead, upon acquisition we capitalized deferred project costs that will be amortized to cost of revenue as the work is performed. After the initial measurement of our AROs, the ARO is adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation.

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

Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion Station ARO, these charges are recorded directly to cost of revenue in the consolidated statement of operations. For instance, in 2011, we recorded $94.9 million to cost of revenue to reflect a net increase in estimated costs associated with the Zion station project. A hypothetical 1% increase in the inflation rate would have increased our AROs by $26.1 million. A hypothetical 10% increase in our cost estimate would have increased our AROs by $77.7 million.

We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates.

Recoverability of Long-Lived Assets, Including Goodwill

As of December 31, 2011 and 2010, we had recorded $306.4 million and $480.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the years ended December 31, 2011 and 2010, we recorded approximately $40,000 and $1.5 million, respectively, of translation losses related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for goodwill and other intangible assets, we perform an impairment test on goodwill annually, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our annual testing date is April 1. For purposes of the goodwill impairment assessment, goodwill is allocated to each of our reporting units which are Government Group, Commercial Services, LP&D and International. These reporting units were determined based on our internal management reporting and organizational structure. Goodwill is assigned to each of these reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share and general economic conditions.  Changes in future forecasts or decreases in the value of our common stock could result in future goodwill impairment charges.

As indicated above, we perform our annual goodwill impairment test as of April 1. Our 2011 annual test did not indicate an impairment of goodwill for any of our reporting units.  However, due to adverse stock market conditions that existed during the third and fourth quarter of 2011, our stock price and corresponding market capitalization declined significantly.  This decline prompted us to perform an interim goodwill impairment test as of December 31, 2011, and as a result, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units totaling $174.0 million during the quarter ended December 31, 2011. Of the $174.0 million, $35.0 million was related to the Government Group and $139.0 million was related to our LP&D reporting unit. This non-cash charge reduces goodwill recorded in connection with previous acquisitions and does not impact our overall business operations, cash position, operating cash flow or debt covenants.  The $174.0 million goodwill impairment charge was not finalized prior to the issuance of this report but was estimated based on a preliminary goodwill impairment analysis as of December 31, 2011 and represents our best estimate of the impairment charge.  The second step of the impairment test will be completed during the first quarter of 2012 and, once completed, any remaining adjustment to the impairment amount will be recorded in our consolidated statements of operations.

We measured the fair value of the Government Group and LP&D by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The discounted cash flow analysis calculated the fair value of the Government Group and LP&D using management’s business plans and projections as the basis for expected cash flows for the next four years and a 2.5% residual growth rate thereafter. We also used a weighted average discount rate of 17% for the analysis for both the Government Group and LP&D. Other significant estimates used in the discounted cash flow analysis include the profitability of the respective reporting units and working capital effects.

The goodwill balances of our Commercial Services and International reporting units as of December 31, 2011 were $90.1 million and $53.1 million, respectively.  Based on a preliminary goodwill impairment analysis performed as of December 31, 2011, the fair value of these reporting units exceeded their carrying value by approximately 40% and 33%, respectively.  Since the estimated fair value of the reporting units was in excess of their book value, it was not necessary to perform the second step of the goodwill impairment test.

During 2010 and based on the first step of the goodwill impairment analysis, we determined that each of our reporting units’ fair value substantially exceeded its carrying value, except for the Government Group. Based on these results, we performed the second step of the impairment analysis for the Government Group and concluded that the carrying value of our Government Group was impaired. We measured the fair value of the Government Group by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The discounted cash flow analysis calculated the fair value of the Government Group using management’s business plans and projections as the basis for expected cash flows for the next five years and a 2.5% residual growth rate thereafter. We also used a weighted average discount rate of 11.5% for the analysis. Other significant estimates used in the discounted cash flow analysis include the profitability of our Government Group reporting unit and its working capital effects.

As a result of our impairment test, we recorded a $35.0 million non-cash goodwill impairment charge during the second quarter of 2010. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth. The significant factors that we considered in determining the fair value of our Government Group included the future impact of contracts currently in place, the existence of renewal options on existing contracts, follow-on contracts related to existing contracts, outstanding proposals with government customers, known future requests for proposals and expected long-term growth in the Government Group business that approximates inflation. In determining the fair value of the reporting unit, we probability weighted the future business opportunities based on our internal assessments. However, some of the proposals are for substantial contract awards and either winning or losing those bids can have a significant impact on our fair value calculations. The 2010 impairment charge did not impact our cash position, operating cash flow or debt covenants.

Intangible assets acquired in a business combination are measured at fair value at the date of acquisition. We assess the useful lives of other intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Intangible assets subject to amortization consist of customer relationships, licenses and permits, technology, and non-compete agreements. Customer relationships, which include the fair value of acquired customer contracts, were evaluated for each reporting unit using a discounted cash flow methodology and are amortized on a straight-line basis over a term of two to twelve years. Estimated future cash flows for each operating segment were derived based on detailed budgets and projections prepared by management. Licenses and permits were evaluated for each licensed facility using a replacement cost methodology. Also, due to the unique characteristics of our Utah disposal facility permits, we also included an opportunity cost reflecting an estimate of earnings that would be lost if we had to replace the licenses and permits as opposed to having acquired them. Licenses and permits are either amortized over the definite terms of the related agreements or over the remaining useful lives of the related intangible asset, typically 20 to 25 years. Estimates of replacement costs were determined by management taking into consideration the cost of labor and other costs needed to meet regulatory requirements to obtain and maintain the licenses or permits. Estimates of opportunity cost were determined by management after considering estimated cash flows for the business generated with the licenses and permits offset by contribution asset charges for other assets of the business that also contribute to cash flow generation. Technology and non-compete agreements were evaluated using a discounted cash flow methodology. Intangible technology assets are amortized on a straight-line basis over a term of nine to ten years and non-compete agreements are amortized over the terms of the contracts. Estimated future cash flows for each technology and non-compete agreement were derived based on detailed budgets and projections prepared by management.

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

Share-Based Compensation Expense

We recognize shared based compensation costs in the statement of operations over the instruments’ vesting periods based on the instruments’ fair values on the measurement date, which is generally the date of the grant using an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the valuation included the expected term of the equity award taking into account both the contractual term of the award, the effects of employees’ expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

In our share-based compensation strategy, we utilize a combination of stock options and restricted stock that vest over time based on service and performance. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. For performance based stock options and restricted stock compensation, expense is recognized over the vesting period beginning at the grant date if it is probable that performance targets will be achieved. If prior to the performance measurement date, it is no longer probable that the performance targets will be achieved, the expense related to the grant will be adjusted accordingly and prior recognized compensation expense may be reversed. Also, if at the performance measurement date the performance targets are not achieved, the expense related to the grants will be adjusted to the earned amounts and compensation expense will also be adjusted accordingly.

We have options outstanding to purchase an aggregate of 6.5 million shares, of which 1.5 million are unvested, and unvested restricted shares of 498,434 as of December 31, 2011. We estimate that we will recognize compensation expense related to the issuance of these awards of $3.3 million, $1.1 million, and $0.4 million in 2012, 2013 and 2014, respectively. Our estimates of fair value for the stock options was made using the Black-Scholes model based upon the closing stock price on the date of grant, volatility of 42.4% to 46.0%, risk-free interest rate of 2.1% to 2.7% per year, and expected life of 6.0 years. We determined the volatility rate by reference to volatility rates used by certain of our public industry peers since we do not have an established trading history of our common stock. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period.

Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year.  Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized in either the financial statements or the tax returns, but not both.  The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws.  Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized.  Current and non-current components of deferred tax balances are reported separately based on financial statement classification of the related asset or liability giving rise to the temporary difference.  If a deferred tax asset or liability is not related to an asset or liability that exists for financial reporting purposes, including deferred tax assets related to carryforwards, the deferred tax asset or liability would be classified based on the expected reversal date of the temporary difference.

Tax benefits associated with tax positions taken in the Company’s income tax returns are initially recognized and measured in the financial statements when it is more likely than not that those tax positions will be sustained upon examination by the relevant taxing authorities.  The Company’s evaluation of its tax benefits is based on the probability of the tax position being upheld if challenged by the taxing authorities (including through negotiation, appeals, settlement and litigation).  Whenever a tax position does not meet the initial recognition criteria, the tax benefit is subsequently recognized and measured if there is a substantive change in the facts and circumstances that cause a change in judgment concerning the sustainability of the tax position upon examination by the relevant taxing authorities.  In cases where tax benefits meet the initial recognition criterion, the Company continues, in subsequent periods, to assess its ability to sustain those positions.  A previously recognized tax benefit is derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. We recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  We recognized interest related to tax refunds as a component of other income.

Judgment is required in determining our worldwide provision for income taxes. In the normal course of a global business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals.  Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made.  Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the U.S., the U.K., and by various other government agencies representing jurisdictions outside the U.S.

Disclosure of Impact of Recently Issued Accounting Standards

Goodwill impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for fiscal year 2012. Early adoption is permitted, however we did not early adopt. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Other Comprehensive Income

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however, certain provisions related to the presentation of reclassification adjustments have been deferred by recent guidance issued in December 2011, in which entities are allowed to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of these updates.  The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

Fair Market Value

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

For all contractual arrangements containing multiple deliverables entered into after December 31, 2010, we recognize revenue using estimated selling prices of the delivered products and services based on a hierarchy of methods contained in ASU 2009-13. We use vendor specific objective evidence (“VSOE”) for determination of estimated selling price of elements in each arrangement if available, and since third party evidence is generally not available for those elements where VSOE of selling price cannot be determined, we evaluate factors to determine our best estimated selling price for all other elements.

Application of this new guidance may affect the timing of revenue recognition for some of our contracts as the relative value of each of the elements within the arrangement may change when compared to our prior practices. The adoption of this guidance did not have a material impact to our results of operations or financial position.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk.

Our primary market risk relates to changing interest rates. As of December 31, 2011, we had outstanding variable rate long-term debt of $527.0 million, of which no current payments are due within the next year due to our voluntary pre-payments of debt made during the year. Under the terms of our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of December 31, 2011, which is 56.9% of our total outstanding term loans, we were not required to enter into new hedge agreements.

A hypothetical interest rate change of 1% on our senior secured credit facility would have changed interest expense for the year ended December 31, 2011 by approximately $5.3 million. In addition, changes in market interest rates would impact the fair value of our long-term obligations. As of December 31, 2011, we had outstanding term loans with carrying amounts of $527.0 million with an approximate fair value of $557.2 million.

We have foreign currency exposure related to our operations in the U.K. as well as to our operations in other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling, and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2011, would cause a change in consolidated net assets of approximately $15.6 million and a change in gross profit of approximately $5.0 million, primarily due to pound sterling-denominated exposures.

We maintain a NDT fund to fund the decommissioning of the Zion Station nuclear plant. Our NDT fund is reflected at fair value on our condensed consolidated balance sheets. As of December 31, 2011, we had outstanding net investments with carrying amounts of $667.8 million with an approximate fair value of $687.4 million. The mix of securities in the NDT fund is designed to provide capital to be used to fund our Zion Station D&D work and to compensate us for inflationary increases in D&D costs. However, the equity securities in the NDT fund are exposed to price fluctuations in the equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 30 basis points would have changed the fair value of the NDT fund investments by approximately $9.8 million.

Item 8.  Financial Statements and Supplementary Data.

See pages beginning at F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of the end of the period covered by this report, based upon the evaluation of those controls and procedures by our management, with the participation of our principal executive officer and principal financial officer, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

In connection with the preparation of the company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting and has issued an attestation report on our internal control over financial reporting which is included on page F-2 of this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our 2012 Proxy Statement under the captions “Proposal One — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board of Directors and Committees” and is hereby incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item will be included in our 2012 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our 2012 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our 2012 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is hereby incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item will be included in our 2012 Proxy Statement under the caption “Pre-Approval of Audit and Non-Audit Services” and is hereby incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this report include:

1.                                       Financial Statements. Our consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009 and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

2.                                       Financial Statements. Financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the year ended December 31, 2011 and 2010 and the notes thereto, together with the report of their independent auditor on those financial statements, are hereby filed as part of this report beginning on page F-50.

3.                                       Financial Statements. Unaudited financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the year ended December 31, 2009 and the notes thereto, are hereby filed as part of this report beginning on page F-56.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN R. ROGEL	Chairman of the Board of Directors	March 15, 2012
STEVEN R. ROGEL

/s/ VAL J. CHRISTENSEN	President, Chief Executive Officer and Director	March 15, 2012
VAL J. CHRISTENSEN	(Principal Executive Officer)

/s/ WILLIAM R. BENZ	Executive Vice President and Chief Financial	March 15, 2012
WILLIAM R. BENZ	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ J. BARNIE BEASLEY, JR.	Director	March 15, 2012
J. BARNIE BEASLEY, JR.

/s/ PASCAL COLOMBANI	Director	March 15, 2012
PASCAL COLOMBANI

/s/ JEAN I. EVEREST, II	Director	March 15, 2012
JEAN I. EVEREST, II

/s/ DAVID J. LOCKWOOD	Director	March 15, 2012
DAVID J. LOCKWOOD

/s/ CLARE SPOTTISWOODE	Director	March 15, 2012
CLARE SPOTTISWOODE

/s/ ROBERT A. WHITMAN	Director	March 15, 2012
ROBERT A. WHITMAN

/s/ DAVID B. WINDER	Director	March 15, 2012
DAVID B. WINDER

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1+*	Asset Sale Agreement, dated as of December 11, 2007, by and among Exelon Generation Company, LLC, ZionSolutions, LLC, EnergySolutions, LLC and EnergySolutions, Inc., as amended.

3.1*	Certificate of Incorporation of EnergySolutions, Inc. (attached as Exhibit 3.1 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

3.2*	Amended and Restated By-laws of EnergySolutions, Inc. (attached as Exhibit 3.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on July 23, 2010).

4.1*	Specimen Common Stock certificate (attached as Exhibit 4.1 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

4.2*

Form of Deposit Agreement, among EnergySolutions, Inc., Computershare Trust Company, N.A., as the depositary, Computershare Shareholder Services, Inc., as the depositary’s service company, and the holders from time to time of the depositary receipts evidencing the depositary shares (attached as Exhibit 4.2 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

4.3*

Indenture, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, each of the guarantors named therein and Wells Fargo Bank, National Association (attached as Exhibit 4.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).

4.4*

Registration Rights Agreement, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the guarantors named therein, and J.P. Morgan Securities Inc. (attached as Exhibit 4.2 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).

10.1	Amended, Restated and Consolidated Site Management and Operations Contract dated October 4, 2011, between the Nuclear Decommissioning Authority and Magnox Limited.

10.2*

Credit Agreement, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse AG, Citibank, N.A., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (attached as Exhibit 4.3 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).

10.2.1*

Amendment No. 1 to Credit Agreement, dated as of August 23, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A.(attached as Exhibit 3.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2010).

10.3‡*

Fourth Amendment to Executive Employment and Non-Competition Agreement, dated as of April 8, 2010, by and between EnergySolutions, LLC and Val John Christensen (attached as Exhibit 99.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on April 9, 2010).

10.4‡*

Letter of Appointment, dated as of December 18, 2009, by and between EnergySolutions EU Limited and Clare Spottiswoode (attached as Exhibit 10.13 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 1, 2010).

10.5‡	EnergySolutions, LLC Position Assignment Letter for Mark Morant, dated as of January 12, 2011.

Exhibit Number	Exhibit Description
10.6‡*	Form of EnergySolutions, Inc. 2007 Equity Incentive Plan (attached as Exhibit 10.19 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

10.6.1‡*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (attached as Exhibit 10.19.1 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

10.6.2‡*

Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (attached as Exhibit 10.19.2 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

10.6.3‡*

Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based and Company performance-based vesting) between EnergySolutions, Inc. and executives other than group presidents (attached as Exhibit 10.8.3 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.6.4‡*

Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (performance-based vesting; Company EBITDA) between EnergySolutions, Inc. and executives other than group presidents (attached as Exhibit 10.8.4 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.6.5‡*

Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based and Company performance-based vesting) between EnergySolutions, Inc. and group presidents (attached as Exhibit 10.8.5 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.6.6‡*

Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (performance-based vesting; business unit operating income) between EnergySolutions, Inc. and group presidents (attached as Exhibit 10.8.6 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.6.7‡	Form of EnergySolutions, Inc. Stock Award Agreement (fully-vested stock grants) between EnergySolutions, Inc. and directors.

10.6.8‡	Form of EnergySolutions, Inc. Performance Share Unit Agreement (performance-based vesting) between EnergySolutions, Inc. and executives.

10.6.9‡	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based vesting and double-trigger accelerated vesting) between EnergySolutions, Inc. and executives.

10.6.10‡	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (time-based vesting and double-trigger accelerated vesting) between EnergySolutions, Inc. and executives.

10.6.11‡	Form of EnergySolutions, Inc. Performance Share Unit Agreement (performance-based vesting and double-trigger accelerated vesting) between EnergySolutions, Inc. and executives.

10.7*	Form of Director Indemnification Agreement (attached as Exhibit 10.21 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

10.8‡*	Executive Bonus Plan (attached as Exhibit 10.22 to EnergySolutions, Inc.’s Form S-1 (File No. 333-141645) filed with the SEC on July 7, 2008).

10.9‡	Form of Board of Directors Summary of Compensation Terms.

10.10‡*	Form of Executive Severance Agreement (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2011).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

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

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

EnergySolutions, Inc.

Index to Consolidated Financial Statements

Washington River Protection Solutions LLC

Index to Consolidated Financial Statements

Contents

Year Ended December 31, 2011 and 2010

(Audited)

Year Ended December 31, 2009

(Unaudited)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

EnergySolutions, Inc.

We have audited the accompanying consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnergySolutions, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnergySolutions, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 15, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

EnergySolutions, Inc.

We have audited EnergySolutions, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). EnergySolutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EnergySolutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 15, 2012

EnergySolutions, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands of dollars, except per share information)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$77,213	$60,192
Accounts receivable, net of allowance for doubtful accounts	302,203	294,972
Costs and estimated earnings in excess of billings on uncompleted contracts	109,700	102,287
Income tax receivable	7,505	—
Prepaid expenses	7,071	8,059
Deferred income taxes	1,370	4,770
Nuclear decommissioning trust fund investments, current portion	174,270	110,328
Deferred costs, current portion	148,966	100,149
Other current assets	7,210	4,851
Total current assets	835,508	685,608
Property, plant and equipment, net	131,460	122,649
Goodwill	306,358	480,398
Other intangible assets, net	260,879	283,500
Nuclear decommissioning trust fund investments	523,326	694,754
Restricted cash and decontamination and decommissioning deposits	332,918	338,408
Deferred costs	465,577	650,270
Other noncurrent assets	164,758	169,912
Total assets	$3,020,784	$3,425,499
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$5,600
Accounts payable	140,951	101,229
Accrued expenses and other current liabilities	216,698	197,034
Facility and equipment decontamination and decommissioning liabilities, current portion	160,520	110,328
Unearned revenue, current portion	173,112	117,802
Total current liabilities	691,281	531,993
Long-term debt, less current portion	812,734	834,560
Pension liability	128,748	132,988
Facility and equipment decontamination and decommissioning liabilities	603,381	711,419
Deferred income taxes	23,262	77,956
Unearned revenue, less current portion	469,497	654,643
Other noncurrent liabilities	6,624	3,402
Total liabilities	2,735,527	2,946,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 88,981,121 and 88,667,843 shares issued and outstanding in 2011 and 2010, respectively	890	887
Additional paid-in capital	506,038	498,092
Accumulated other comprehensive loss	(28,369)	(25,511)
Retained (deficit) earnings	(194,013)	2,168
Total EnergySolutions stockholders’ equity	284,546	475,636
Noncontrolling interests	711	2,902
Total stockholders’ equity	285,257	478,538
Total liabilities and stockholders’ equity	$3,020,784	$3,425,499

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except per share information)

	Year Ended December 31,
	2011	2010	2009
Revenue	$1,815,514	$1,752,042	$1,623,893
Cost of revenue	(1,735,826)	(1,552,866)	(1,408,232)
Gross profit	79,688	199,176	215,661
Selling, general and administrative expenses	(132,386)	(133,184)	(125,319)
Impairment of goodwill	(174,000)	(35,000)	—
Equity in income of unconsolidated joint ventures	11,103	13,120	7,573
Income (loss) from operations	(215,595)	44,112	97,915
Interest expense	(73,414)	(71,487)	(30,403)
Other income (expenses), net	58,215	36,659	(961)
Income (loss) before income taxes and noncontrolling interests	(230,794)	9,284	66,551
Income tax benefit (expense)	37,145	(29,204)	(14,588)
Net income (loss)	(193,649)	(19,920)	51,963
Less: Net income attributable to noncontrolling interests	(2,532)	(2,081)	(1,131)
Net income (loss) attributable to EnergySolutions	$(196,181)	$(22,001)	$50,832
Net income (loss) per common share of EnergySolutions:
Basic	$(2.21)	$(0.25)	$0.58
Diluted	$(2.21)	$(0.25)	$0.57
Weighted average common shares outstanding:
Basic	88,818,971	88,537,844	88,318,024
Diluted	88,818,971	88,537,844	88,436,385
Cash dividends declared per common share	—	$0.075	$0.10
Comprehensive income (loss):
Net income (loss)	$(193,649)	$(19,920)	$51,963
Foreign currency translation adjustment	(3,011)	(4,574)	(25,906)
Change in unrecognized actuarial loss	153	(176)	250
Comprehensive income (loss)	(196,507)	(24,670)	26,307
Comprehensive income attributable to noncontrolling interests	(2,532)	(2,081)	(1,131)
Comprehensive income (loss) attributable to EnergySolutions	$(199,039)	$(26,751)	$25,176

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except per share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Capital	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficiency)	Interests	Equity
Balance at December 31, 2008	88,305,674	$883	$482,042	$4,895	$(20,034)	$1,033	$468,819
Net income	—	—	—	—	50,832	1,131	51,963
Dividend distributions	—	—	(4,415)	—	(4,417)	9	(8,823)
Equity-based compensation	—	—	14,915	—	—	—	14,915
Vesting of restricted stock	55,930	1	(1)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,056)	(1,056)
Change in unrecognized actuarial loss	—	—	—	250	—	—	250
Foreign currency translation	—	—	—	(25,906)	—	—	(25,906)
Balance at December 31, 2009	88,361,604	884	492,541	(20,761)	26,381	1,117	500,162
Net loss	—	—	—	—	(22,001)	2,081	(19,920)
Dividend distributions	—	—	(4,426)	—	(2,212)	—	(6,638)
Equity-based compensation	—	—	10,308	—	—	—	10,308
Stock issued due to option exercise	8,400	—	47	—	—	—	47
Vesting of restricted stock	359,666	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(61,827)	—	(375)	—	—	—	(375)
Distributions to noncontrolling interests	—	—	—	—	—	(296)	(296)
Change in unrecognized actuarial loss	—	—	—	(176)	—	—	(176)
Foreign currency translation	—	—	—	(4,574)	—	—	(4,574)
Balance at December 31, 2010	88,667,843	887	498,092	(25,511)	2,168	2,902	478,538
Net loss	—	—	—	—	(196,181)	2,532	(193,649)
Equity-based compensation	—	—	9,975	—	—	—	9,975
Stock issued due to option exercise	10,350	—	57	—	—	—	57
Vesting of restricted stock	320,189	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(17,261)	—	(116)	—	—	—	(116)
Acquisition of noncontrolling interests in subsidiaries	—	—	(1,967)	—	—	(519)	(2,486)
Distributions to noncontrolling interests	—	—	—	—	—	(4,204)	(4,204)
Change in unrecognized actuarial loss	—	—	—	153	—	—	153
Foreign currency translation	—	—	—	(3,011)	—	—	(3,011)
Balance at December 31, 2011	88,981,121	$890	$506,038	$(28,369)	$(194,013)	$711	$285,257

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(193,649)	$(19,920)	$51,963
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	80,694	54,446	47,777
Equity-based compensation expense	9,975	10,308	14,915
Foreign currency transaction gain	—	(55)	(661)
Deferred income taxes	(50,812)	(7,150)	4,130
Write-off of debt financing fees	—	19,069	—
Amortization of debt financing fees and debt discount	5,327	5,965	4,456
Impairment of goodwill	174,000	35,000	—
Zion asset retirement obligation estimated cost adjustment	94,860	4,786	—
(Gain) loss on disposal of property, plant and equipment	(100)	(178)	12
Unrealized (gain) loss on derivative contracts	—	(1,636)	1,465
Realized and unrealized gains on nuclear decommissioning trust fund investments	(58,513)	(33,913)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,891)	(39,937)	(71,424)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,683)	13,425	(19,240)
Income tax receivable	(7,505)	3,658	1,878
Prepaid expenses and other current assets	(1,585)	15,720	35,740
Accounts payable	40,320	(5,750)	13,895
Accrued expenses and other current liabilities	19,235	35,463	(12,621)
Unearned revenue	(129,836)	(7,069)	(14,313)
Facility and equipment decontamination and decommissioning liabilities	(186,625)	(30,478)	—
Restricted cash and decontamination and decommissioning deposits	4,258	875	1,377
Nuclear decommissioning trust fund	161,504	30,205	—
Deferred costs	135,959	(32,916)	—
Other noncurrent assets	(19,948)	(8,373)	26,842
Other noncurrent liabilities	19,406	53,454	(34,008)
Net cash provided by operating activities	80,391	94,999	52,183
Cash flows from investing activities
Purchase of investments in nuclear decommissioning trust fund	(1,072,139)	(722,489)	—
Proceeds from sales of nuclear decommissioning trust fund investments	1,076,635	722,544	—
Purchases of property, plant and equipment	(28,585)	(17,034)	(24,389)
Purchases of intangible assets	(610)	(1,184)	(703)
Acquisition of noncontrolling interests in subsidiaries	(2,486)	—	—
Proceeds from disposition of property, plant and equipment	236	215	13
Net cash used in investing activities	(26,949)	(17,948)	(25,079)
Cash flows from financing activities
Net proceeds from issuance of senior notes	—	296,070	—
Net proceeds from issuance of long-term debt	—	546,000	—
Retirement of long-term debt	—	(519,111)	—
Restricted cash held as collateral of letter of credit obligations	—	(315,035)	—
Repayments of long-term debt	(30,200)	(2,800)	(47,646)
Net borrowings (repayments) under revolving credit facility	—	(5,000)	5,000
Dividends/distributions to stockholders	—	(6,638)	(8,823)
Distributions to noncontrolling interests partners	(4,204)	(296)	(1,056)
Minimum tax withholding on restricted stock awards	(116)	(375)	—
Proceeds from exercise of stock options	57	47	—
Settlement of derivative contracts	—	(2,112)	(5,321)
Repayments of capital lease obligations	(695)	(600)	(1,451)
Debt financing fees	—	(23,208)	(4,860)
Net cash used in financing activities	(35,158)	(33,058)	(64,157)
Effect of exchange rate on cash	(1,263)	286	4,518
Net increase (decrease) in cash and cash equivalents	17,021	44,279	(32,535)
Cash and cash equivalents, beginning of period	60,192	15,913	48,448
Cash and cash equivalents, end of period	$77,213	$60,192	$15,913

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Notes Consolidated Financial Statements

(1) Description of Business

Envirocare of Utah, Inc. (predecessor) was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, the predecessor converted to a limited liability company, Envirocare of Utah, LLC (“Envirocare”). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC (“ENV Holdings”). In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC (“we,” “our,” “EnergySolutions” or the “Company”). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning (“D&D”) division of Scientech, LLC (“Scientech”) in October 2005, BNG America, LLC (“BNGA”) in February 2006, Duratek, Inc. (“Duratek”) in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited (“ESEU”)) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, Reactor Sites Management Company Limited (“RSMC”) in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco Limited (“Monserco”) in December 2007.

On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC became a wholly owned subsidiary of EnergySolutions, Inc. As a result, the member of EnergySolutions, LLC contributed its membership equity interest for 75.2 million shares of $0.01 par value common stock of EnergySolutions, Inc. EnergySolutions, Inc., is organized and existing under the General Corporation Law of the state of Delaware. On July 30, 2008, we completed a secondary public offering of 35 million shares of common stock offered by ENV Holdings, as selling stockholder. The underwriters of the offering subsequently exercised their over-allotment option and purchased 5.25 million additional shares of our common stock from ENV Holdings. Following completion of these transactions, ENV Holdings owned approximately 16.7% of our outstanding shares of common stock. We did not receive any proceeds from the sale of shares by ENV Holdings and recognized expenses of $1.8 million for the year ended December 31, 2008. On February 13, 2009, ENV Holdings completed a distribution of all of our shares to its members on a pro rata basis for no consideration. As a result, ENV Holdings is no longer the beneficial owner, directly or indirectly, of any shares of our common stock.

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Government Group derives its revenue from United States (“U.S.”) government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”).  The Global Commercial Group provides a broad range of services both nationally and internationally, including (i) on-site D&D services to commercial customers such as power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials; (ii) logistics, transportation, processing and disposal services to both government and commercial customers at our facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina; and (iii) comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations.  Our international operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.  The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services (“CS”), Logistics, Processing and Disposal (“LP&D”) and International.

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

To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility, and (iii) purchased the insurance required of a licensee under the NRC’s regulations.

We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If the Company exhausts its resources and ability to complete the D&D activities and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) is then entitled to draw on the funds associated with the letter of credit. Under the terms of the Company’s financing arrangements the Company obtained restricted cash and took on a liability for the letter of credit facility.

Accounting for the Exelon Transaction

As discussed above, in December 2007, we entered into certain agreements with Exelon to dismantle the Zion Station, including a planning contract under which we were engaged to perform certain preparatory services, with payment contingent upon closing of an asset sale agreement. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statements of operations, with $5.1 million in revenue representing the related gross profit being deferred over the period of D&D work.

On the date of the closing of the asset sale agreement, the trust fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investment returns arising therein, remains restricted solely to that purpose. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the statements of operations as Other Income or Expense. As part of this transaction, we have assumed Exelon’s cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. To the extent that the trust fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the trust fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the asset retirement obligations (“AROs”) for the plant, and we established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus a profit margin, and recognition of the ARO gain as the obligation is settled. The ARO gain results from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed we recognize a gain if actual costs are less than the estimated costs plus the third-party profit. Accretion expense and the ARO gain are recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes are also recorded to cost of revenue in the statements of operations in the period identified. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and is amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements contain the accounts of EnergySolutions, Inc., a Delaware corporation, and its wholly owned subsidiaries and controlled joint ventures after eliminating all intercompany balances and transactions in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date that we filed these financial statements in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”). The consolidated financial statements are presented in conformity with U. S. generally accepted accounting principles (“U.S. GAAP”).

We have majority voting rights for two of our minority-owned joint ventures. Accordingly, we have included their operations in our consolidated financial statements. We recorded the portion of the earnings from operations which is applicable to the noncontrolling partners as net income and comprehensive income attributable to noncontrolling interests. In December 2011, we acquired 100% of the noncontrolling interest in our Isotek Systems LLC consolidated joint venture.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenue and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) proportion of completion on long-term contracts, (ii) the costs to close and monitor our landfill and D&D facilities and equipment including D&D of Zion Station, (iii) recovery of long-lived assets (iv) analysis of goodwill impairment, (v) useful lives of intangibles assets and property, plant and equipment, (vi) costs for unpaid claims and associated expenses related to employee health insurance, (vii) the determination of rate reserve provisions, (viii) provision for a valuation allowance on deferred tax assets, (ix) uncertainties in income taxes, (x) contingencies and litigation and (xi) stock price volatility and expected forfeiture rates for stock option valuation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

(c) Cash and Cash Equivalents

We consider all cash on deposit, money market accounts, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

(d) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of accounts receivable, net of the allowance for doubtful accounts, represents estimated net realizable value. The allowance for doubtful accounts is a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. We generally do not require collateral for accounts receivable; however, we regularly review all accounts receivable balances and assess the collectability of those balances. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote. We had an allowance for doubtful accounts of $1.8 million and $0.9 million as of December 31, 2011 and 2010, respectively.

(e) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenue and Retainage.

Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We recognize a rate differential for any anticipated liabilities or receivables resulting from the difference between estimated billing rates and actual rates on certain contracts with the federal government. This differential liability or receivable will be settled based upon the completion of audits of the actual rates by the applicable federal government audit agency and negotiation of final indirect rates with the applicable federal agency official. As of

December 31, 2011 we had outstanding rate reserve liabilities totaling $0.8 million and outstanding rate reserve receivables totaling $6.0 million. As of December 31, 2010 we had outstanding rate reserve liabilities totaling $2.1 million and outstanding rate reserve receivables totaling $3.4 million which are included in noncurrent liabilities and noncurrent assets, respectively, in our consolidated balance sheets.

Retainage represents amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 31, 2011 and 2010, respectively, we had retainage balances of $2.2 million and $3.1 million, of which $1.6 million and $2.5 million are current and are included in other current assets in the consolidated balance sheets. The remaining portion is classified as long term and is included in other noncurrent assets in our consolidated balance sheets.

(f) Nuclear Decommissioning Trust Fund Investments

The nuclear decommissioning trust (“NDT”) was established solely to satisfy obligations related to the D&D of the Zion Station nuclear power plant located in Zion, Illinois. The NDT fund holds investments in debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. Gains and losses resulting from adjustments to fair value are recorded in the statements of operations as other income (expense), net.

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

A variable interest entity (“VIE”) is an entity with one or more of the following characteristics (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor.

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

If we are determined to be the primary beneficiary of the VIE, we are required to consolidate it. We are considered to be the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, our significant assumptions and judgments include the following:

•                  Identifying the significant activities and the parties that have the power to direct them;

•                  Reviewing the governing board composition and participation ratio;

•                  Determining the equity, profit and loss ratio;

•                  Determining the management-sharing ratio;

•                  Reviewing the funding and operating agreements.

Investments in entities in which we do not have a controlling financial interest, but over which we have a significant influence are accounted for using the equity method. As of December 31, 2011 and 2010, respectively, we had investments in unconsolidated joint ventures balances of $6.4 million and $6.2 million included in other long term assets in the consolidated balance sheets.

We continuously evaluate our VIEs as facts and circumstances change to determine whether we are the primary beneficiary in accordance with authoritative guidance. This evaluation may result in consolidation of a previously unconsolidated joint venture or in deconsolidation of a previously consolidated joint venture. See Note 5, Joint Ventures for further information on our VIEs.

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

Application of the goodwill impairment test requires management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to the reporting units and determining the fair value of the reporting unit. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment penetration and general economic conditions.

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

Accounting guidance for asset retirement obligations requires us to record the fair value of an ARO as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset except for the Zion Station related ARO. We are also required to record a corresponding asset that we depreciate over the life of the asset. For the Zion Station related ARO we do not record an ARO asset that depreciates because the underlying tangible assets have no future value. Instead, we have capitalized deferred project costs that will be amortized to cost of revenue as the D&D work is performed. After the initial measurement of our AROs, the ARO is adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation.

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

Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion Station related ARO these changes are not capitalized or depreciated as an ARO asset but are instead recorded directly to cost of revenue in the consolidated statements of operations. Based on the AROs recorded as of December 31, 2011, a hypothetical 1% increase in the inflation rate would have increased our ARO by $26.1 million. A hypothetical 10% increase in our cost estimate would have increased our ARO by $77.7 million.

We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates. If we perform work internally related to AROs, we will recognize a gain for the difference between our actual costs incurred and the recorded ARO, which includes an element of profit. While other ARO gains are classified as a reduction in operating expense, we classify the recognition of the third-party profit included in the Zion Station ARO in cost of revenue as activities are performed because we are undertaking these activities pursuant to our core business strategy and fulfilling the cost of the contract represents ongoing major or central operations of EnergySolutions.

(l) Self-Insurance and Recoveries

We have retained a portion of the financial risk related to our employee health insurance plan. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated by considering pending claims and historical trends and data. The estimated liability associated with settling unpaid claims was $1.5 million and $1.7 million as of December 31, 2011 and 2010, respectively, and is included in accrued expenses and other current liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as other current assets or other long-term assets when management believes that the receipt of such amounts is probable. As of December 31, 2011 and 2010, we did not have any expected insurance recoveries.

(m) Derivative Financial Instruments

We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt and historically, in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our U.K. subsidiary, prior to its repayment. See Note 12 for further discussion of derivative financial instruments. We record all derivatives at fair value on the consolidated balance sheets as either an asset or a liability. We do not meet the hedge criteria for our existing derivatives; therefore, changes in the fair value of our derivatives are included in other income (expense), net.

(n) Share-Based Payment

We recognized shared based compensation costs in the statement of operations over the instruments’ vesting periods based on the instruments’ fair values on the measurement date, which is generally the date of the grant. In our share-based compensation strategy we utilize a combination of stock options and restricted stock that vest over time based on service and performance. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. For performance based stock options and restricted stock compensation, expense is recognized over the vesting period beginning at the grant date if it is probable that performance targets will be achieved. If prior to the performance measurement date, it is no longer probable that the performance targets will be achieved, the expense related to the grant will be adjusted accordingly and prior recognized compensation expense will be reversed. Also, if at the performance measurement date the performance targets are not achieved, the expense related to the grants will be adjusted to the earned amounts and compensation expense will also be adjusted accordingly.

We use the Black-Scholes valuation model to estimate the fair value of stock options. Option valuation methods, including Black-Scholes, require the input of assumptions including the risk-free interest rate, dividend rate, expected term and volatility rate. See Note 14 for further discussion regarding the assumptions used in our valuation model.

(o) Revenue and Cost of Revenue

Revenue Recognition

We record revenue when all of the following conditions exist: (i) evidence of an agreement with our customer; (ii) work has actually been performed; (iii) the amount of revenue is fixed or determinable and (iv) collection from our customer is reasonably assured. If we have multiple contracts with a single customer, each contract is treated individually rather than combined for revenue recognition purposes. Provision for estimated contract losses is recognized in full in the period in which the losses are identifiable and include all estimated direct costs to complete the contract (excludes future selling, general and administrative costs expected to be allocated to the contract). Contract claims and change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Costs incurred for bidding and obtaining contracts are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, we recorded provision for losses in the amount of $0.2 million, $1.6 million, and $0.1 million, respectively.

Federal and Commercial Contracts for Services

We have contracts to provide engineering and technical support services to the U.S. federal government and its agencies, the U.K. NDA and to commercial companies. Our services are provided under cost-reimbursable award or incentive-fee, fixed-price and unit-rate contracts. The following describes our policies for these contract types:

Cost-reimbursable award or incentive-fee contracts—We are reimbursed for allowable costs in accordance with Federal Acquisition Regulation (“FAR”), Cost Accounting Standards (“CAS”) or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract FAR or CAS, we may not be able to obtain reimbursement for such costs. We earn award and incentive fees in addition to cost reimbursements if we meet certain contract provisions, including schedule, budget, and safety milestones. Monthly assessments are made to measure the amount of revenue earned in accordance with established contract provisions. We receive award and incentive fees on certain contracts, which are accrued when estimable and collection is reasonably assured.

Fixed-price and unit-rate contracts—We receive a fixed amount of revenue irrespective of the actual costs we incur. For fixed-price contracts, our revenue is recognized using the proportional performance method of accounting using appropriate output measures, where estimable, or other measures such as proportion of costs incurred to total estimated contract costs. For unit-rate contracts, our revenue is recognized as units are completed based on contractual unit rates.

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

Certain of our fixed price contracts are for services that are non-linear in nature, require complex, non-repetitive tasks or involve a non-time-based scope of work. In these contracts, the earnings process is not fulfilled upon the achievement of milestones, but rather over the life of the contract. Evaluation of the obligations and customer requirements on these contracts does not produce objective, quantifiable output measures that reflect the earnings process for revenue recognition. Therefore, in these situations, we use a cost-to-cost approach to determine revenue. A cost-to-cost approach accurately reflects our obligations and performance on these contracts, as well as meeting the customers’ expectations of services being performed. Therefore, we believe that input measures used to measure progress toward completion on certain fixed price projects provide a reasonable surrogate as compared to using output measures.

For the years ended December 31, 2011, 2010, and 2009, revenue calculated using a cost-to-cost approach, including revenue under our Zion Station project, was $175.0 million, $76.9 million, and $59.5 million, respectively.

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

Change Orders and Requests for Equitable Adjustment (“REAs”)

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

(p) Advertising Costs

We expense advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses. We incurred $4.1 million, $5.0 million, and $4.2 million in advertising expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We account for income taxes in accordance with authoritative accounting guidance. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service (“IRS”), state agencies in the U.S. and by foreign government agencies. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized.

We account for unrecognized tax benefits in accordance with authoritative guidance for uncertainty in income taxes which requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  We recognized interest related to tax refunds as a component of other income.

Our income tax expense and our effective tax rate are determined from earnings before income taxes less net income attributable to the noncontrolling interest related to consolidations.

(r) New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for fiscal year 2012. Early adoption is permitted, however we did not early adopt. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however, certain provisions related to the presentation of reclassification adjustments have been deferred by recent guidance issued in December 2011, in which entities are allowed to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of these updates.  The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

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

For all contractual arrangements containing multiple deliverables entered into after December 31, 2010, we recognize revenue using estimated selling prices of the delivered products and services based on a hierarchy of methods contained in ASU 2009-13. We use vendor specific objective evidence (“VSOE”) for determination of estimated selling price of elements in each arrangement if available, and since third party evidence is generally not available for those elements where VSOE of selling price cannot be determined, we evaluate factors to determine our estimated selling price for all other elements.

Application of this new guidance may affect the timing of revenue recognition for some of our contracts as the relative value of each of the elements within the arrangement may change when compared to our prior practices. The adoption of this guidance did not have a material impact to our results of operations or financial position.

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

(t) Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to outstanding stock option awards and unvested restricted stock awards and are determined using the treasury stock method.

(u) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation gains and losses resulting from translating asset and liability accounts of our foreign subsidiaries from their local currencies at the exchange rates in effect at the balance sheet date, and gains or losses associated with pension or other postretirement benefits, that are not recognized immediately as a component of net periodic benefit cost. We present components of other comprehensive income in the statements of operations net of related tax effects.

The following table presents the changes in the accumulated balances for each component of other comprehensive income (in thousands):

	Foreign Currency translation items	Change in unrecognized actuarial loss	Accumulated other comprehensive income
Beginning Balance	$(23,264)	$(2,247)	$(25,511)
Current period other comprehensive income	(3,011)	153	(2,858)
Ending balance at December 31, 2011	$(26,275)	$(2,094)	$(28,369)

(v) Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

(3) Trust Fund Investments

The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of December 31, 2011, investments held by the NDT fund, net, totaled $697.6 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds.

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

We consolidate the NDT fund as a VIE. We have a contractual interest in the NDT fund and this interest is a variable interest due to its exposure to the fluctuations caused by market risk. We are able to control the NDT fund by appointing the trustee, and subject to certain restrictions, we are able to direct the investment policies of the fund. We are the primary beneficiary of the NDT fund as we benefit from positive market returns and bear the risk of market losses.

NDT fund investments consisted of the following (in thousands):

	As of December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$138	$—	$—	$138
Receivables for securities sold	8,996	—	—	8,996
Investments
Corporate debt securities	315,937	9,279	(4,844)	320,372
Equity securities	21,210	5,182	(434)	25,958
Direct lending securities	58,498	3,833	(333)	61,998
Debt securities issued by states of the United States	60,444	2,453	(390)	62,507
Commingled funds	45,979	—	(156)	45,823
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	165,766	6,201	(163)	171,804
Total investments	667,834	26,948	(6,320)	688,462
Net assets held by the NDT fund	$676,968	$26,948	$(6,320)	697,596
Less: current portion				(174,270)
Long-term investments				$523,326

	As of December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$6,321	$—	$—	$6,321
Investments
Corporate debt securities	296,984	1,521	(6,024)	292,481
Equity securities	73,712	16,253	(79)	89,886
Debt securities issued by states of the United States	58,481	109	(2,981)	55,609
Commingled funds	99,377	12,362	—	111,739
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	254,622	243	(3,812)	251,053
Total investments	783,176	30,488	(12,896)	800,768
Total assets	789,497	30,488	(12,896)	807,089
Liabilities
Payables for securities purchased	(2,007)	—	—	(2,007)
Total liabilities	(2,007)	—	—	(2,007)
Net assets held by the NDT fund	$787,490	$30,488	$(12,896)	805,082
Less: current portion				(110,328)
Long-term investments				$694,754

We have withdrawn from the NDT fund approximately $161.5 million and $30.2 million for the years ended December 31, 2011 and 2010, respectively, to pay for Zion Station D&D project expenses, estimated trust income taxes and trust management fees. For the years ended December 31, 2011 and 2010, we recorded unrealized gains resulting from adjustments to the fair value of the NDT fund investments of $3.0 million and $17.6 million respectively. Realized gains and losses related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $55.5 million and $16.3 million for the years ended December 31, 2011 and 2010, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the consolidated statements of operations and comprehensive income (loss).

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

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $524.4 million as of December 31, 2011 and $562.8 million as of December 31, 2010. The carrying value of our senior secured credit facility was $527.0 million as of December 31, 2011 and $557.2 million as of December 31, 2010. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of December 31, 2011 and 2010, with a fair market value of approximately $280.9 million as of December 31, 2011 and $327.4 million as of December 31, 2010.

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

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of December 31, 2011				As of December 31, 2010
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (revised)
Assets
Cash	$138	$138	$—	$—	$—	$—	$—	$—
Receivables for securities sold	8,996	8,996	—	—	6,321	6,321	—	—
Investments
Commingled funds (1)	21,258	—	21,258	—	23,325	—	23,325	—
Fixed income securities (2)	554,578	49,271	505,307	—	599,143	128,738	470,405	—
Equity securities (3)	25,958	25,958	—	—	89,886	89,886	—	—
Direct lending securities (4)	61,998	—	—	61,998	—	—	—	—
Units of participation (1)	24,670	—	24,670	—	88,414	—	88,414	*
Total investments	688,462	75,229	551,235	61,998	800,768	218,624	582,144	—
Total assets	697,596	84,363	551,235	61,998	807,089	224,945	582,144	—
Liabilities
Payables for securities purchased	—	—	—	—	(2,007)	(2,007)	—	—
Total liabilities	—	—	—	—	(2,007)	(2,007)	—	—
Net assets held by the NDT fund	$697,596	$84,363	$551,235	$61,998	$805,082	$222,938	$582,144	—

(1)                         Commingled funds and units of participation, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with stated fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. Commingled funds are categorized in Level 2 because the fair value of the funds are based on net asset values per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. Units of participation are categorized as Level 2 because the fair value of these securities is based primarily on observable prices of the underlying securities.  *Units of participation had been included in Level 3 in the prior year financial statements.  Upon further evaluation and review of the method of valuation, we determined that they are more appropriately reflected as Level 2.  The prior year amount has been reclassified to conform with the current year presentation.

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

(4)                         Direct lending securities are investments in managed funds that invest in private companies for long-term capital appreciation.  The fair value of these securities is determined using either an enterprise value model or a bond valuation model.  The enterprise valuation model develops valuation estimates based on valuations of comparable public companies, recent sales of private and public companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company or its assets, considering offers from third parties to buy the portfolio company, its historical and projected financial results, as well as other factors that may impact value. Significant judgment is required in the applications of discounts or premiums applied to the prices of comparable companies for factors such as size, marketability and relative performance.  Under the bond valuation model, expected future cash flows are discounted using a discount rate.  The discount rate is composed of a market based rate for similar credits in the public market and an internal credit rate based on the underlying risk of the credit. Investments in direct lending funds are categorized as Level 3 because the fair value of these securities is based largely on inputs that are unobservable and also utilize complex valuation models. Investments in direct lending securities typically cannot be redeemed until maturity of the term loan.

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

For the Year Ended December 31, 2011	Direct Lending Securities
Balance as of December 31, 2010	$—
Purchases and issuances	95,573
Sales, dispositions and settlements	(37,167)
Realized gains and losses	92
Change in unrealized gains and losses	3,500
Balance as of December 31, 2011	$61,998

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

In 2011, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

	December 31, 2011	December 31, 2010	December 31, 2009
Current assets	$46,820	$63,251	$49,622
Current liabilities	22,356	43,023	32,617
Revenue	158,886	282,442	181,115
Gross profit	32,098	36,434	20,153
Net income	31,431	35,866	20,049
Net income attributable to EnergySolutions	11,103	13,120	7,573

Our percentage of ownership of unconsolidated joint ventures as of December 31, 2011 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

We received dividend distributions from our unconsolidated joint ventures in the amount of $12.1 million, $11.1 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Noncontrolling interests

We have majority voting rights for two of our minority owned joint ventures. Accordingly, we have reported their operations in our consolidated financial statements. Assets from our consolidated joint ventures can only be used to settle their own obligations. Additionally, the Company’s assets cannot be used to settle the joint ventures’ obligations because these minority owned joint ventures do not have recourse to the general credit of the Company. In December 2011, we acquired 100% of the noncontrolling interest in our Isotek Systems LLC consolidated joint venture.

We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors’ share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $2.1 million, and $1.1 million, respectively. Distributions to noncontrolling interest shareholders were $4.2 million, $0.3 million, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(6) Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Land and land improvements	$28,412	$25,894
Buildings and improvements	36,829	33,472
Computer hardware and software	26,076	22,667
Furniture and fixtures	4,858	4,827
Landfill	61,356	57,514
Machinery and equipment	87,889	82,824
Trucks and vehicles	16,142	11,640
Leasehold improvements	7,839	6,661
Capital leases	6,726	3,619
Construction in progress	18,151	15,403
	294,278	264,521
Less accumulated depreciation and amortization	(162,818)	(141,872)
	$131,460	$122,649

We capitalized $1.2 million and $5.7 million of software costs during the years ended December 31, 2011 and 2010, respectively, primarily related to an enterprise resource planning software implementation, in accordance with the accounting guidance for capitalization of costs of computer software developed or obtained for internal use. We began depreciation upon completion of the project in January 1, 2010. For the years ended December 31, 2011, 2010 and 2009, we recorded $22.3 million, $20.5 million and $20.9 million of depreciation expense, respectively. Amortization expense of assets recorded under capital leases is included in depreciation expense.

(7) Goodwill

As of December 31, 2011 and 2010, we had recorded $306.4 million and $480.4 million of goodwill, respectively, related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the years ended December 31, 2011 and 2010, we recorded approximately $40,000 and $1.5 million, respectively, of translation losses related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform an impairment test on goodwill annually, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our annual testing date is April 1. For purposes of the goodwill impairment assessment, goodwill is allocated to each of our reporting units which are Government Group, Commercial Services, LP&D and International. These reporting units were determined based on our internal management reporting and organizational structure. Goodwill is assigned to each of these reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share and general economic conditions. Changes in future forecasts or decreases in the value of our common stock could result in future goodwill impairment charges.

As indicated above, we perform our annual goodwill impairment test as of April 1. Our 2011 annual test did not indicate an impairment of goodwill for any of our reporting units. However, due to adverse stock market conditions that existed during the third and fourth quarter of 2011, our stock price and corresponding market capitalization declined significantly. This decline prompted us to perform an interim goodwill impairment test as of December 31, 2011, and as a result, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units totaling $174.0 million during the quarter ended December 31, 2011. This non-cash charge reduces goodwill recorded in connection with previous acquisitions and does not impact our overall business operations, cash position, operating cash flow or debt covenants. The $174.0 million goodwill impairment charge was not finalized prior to the issuance of this report but was estimated based on a preliminary goodwill impairment analysis as of December 31, 2011 and represents our best estimate of the impairment charge. The second step of the impairment test will be completed during the first quarter of 2012 and, once completed, any remaining adjustment to the impairment amount will be recorded in our consolidated statements of operations.

We measured the fair value of the Government Group and LP&D by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The discounted cash flow analysis calculated the fair value of the Government Group and LP&D using management’s business plans and projections as the basis for expected cash flows for the next four years and a 2.5% residual growth rate thereafter. We also used a weighted average discount rate of 17% for the analysis for both the Government Group and LP&D. Other significant estimates used in the discounted cash flow analysis include the profitability of the respective reporting units and working capital effects.

The goodwill balances of our Commercial Services and International reporting units as of December 31, 2011 were $90.1 million and $53.1 million, respectively. Based on a preliminary goodwill impairment analysis performed as of December 31, 2011, the fair value of these reporting units exceeded their carrying value by approximately 40% and 33%, respectively. Since the estimated fair value of the reporting units was in excess of their book value, it was not necessary to perform the second step of the goodwill impairment test.

The following table presents the preliminary results of our goodwill impairment test as of December 31, 2011.

(In thousands)	Goodwill Balance as of December 31, 2011 Before the Goodwill Impairment Charge	Goodwill Impairment Charge	Goodwill Balance as of December 31, 2011 After the Goodwill Impairment Charge
Government Group	$106,594	$(35,000)	$71,594

Global Commercial:
Commercial Services	90,129	—	90,129
LP&D	230,548	(139,000)	91,548
International	53,087	—	53,087
Total	$480,358	$(174,000)	$306,358

During 2010 and based on the first step of the goodwill impairment analysis, we determined that each of our reporting units’ fair value substantially exceeded its carrying value, except for the Government Group. Based on these results, we performed the second step of the impairment analysis for the Government Group and concluded that the carrying value of our Government Group was impaired. We measured the fair value of the Government Group by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The discounted cash flow analysis calculated the fair value of the Government Group using management’s business plans and projections as the basis for expected cash flows for the next five years and a 2.5% residual growth rate thereafter. We also used a weighted average discount rate of 11.5% for the analysis. Other significant estimates used in the discounted cash flow analysis include the profitability of our Government Group reporting unit and its working capital effects.

As a result of our impairment test, we recorded a $35.0 million non-cash goodwill impairment charge during the second quarter of 2010. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth. The significant factors that we considered in determining the fair value of our Government Group included the future impact of contracts currently in place, the existence of renewal options on existing contracts, follow-on contracts related to existing contracts, outstanding proposals with government customers, known future requests for proposals and expected long-term growth in the Government Group business that approximates inflation. In determining the fair value of the reporting unit, we probability weighted the future business opportunities based on our internal assessments. However, some of the proposals are for substantial contract awards and either winning or losing those bids can have a significant impact on our fair value calculations. The 2010 impairment charge did not impact our cash position, operating cash flow or debt covenants.

(8) Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization.

Other intangible assets consist of the following (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$240,853	$(66,544)	17.9 years	$240,243	$(56,694)	18.8 years
Customer relationships	157,594	(77,661)	6.4 years	157,594	(66,012)	7.2 years
Technology and other	15,490	(8,854)	4.1 years	15,490	(7,121)	5.1 years
Non competition	1,030	(1,029)	—	1,030	(1,029)	0.2 years
Total amortizable intangibles	$414,967	$(154,088)	14.0 years	$414,357	$(130,857)	14.7 years

As of December 31, 2011 and 2010, we also recorded $2.8 million and $2.5 million, respectively, of translation losses related to intangible assets denominated in foreign currencies. Amortization expense was $26.0 million, $25.7 million and $25.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated annual amortization expense for each of the next five years is as follows (in thousands):

	2012	2013	2014	2015	2016
Estimated annual amortization expense	$25,847	$25,846	$25,018	$21,484	$19,835

(9) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt as of December 31, 2011 and 2010 consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Term loan facilities due through 2016(1)	$527,000	$557,200
Term loan unamortized discount	(10,797)	(13,231)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,469)	(3,809)
Revolving Credit Facility	—	—
Total debt	812,734	840,160
Less: current portion	—	(5,600)
Total long-term debt	$812,734	$834,560

(1)          The variable interest rate on borrowings under our senior secured credit facility was 6.25% as of December 31, 2011 and 2010.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $28.9 million was used to fund letters of credit issued as of December 31, 2011. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements and provide credit support for obligations acquired under the Exelon Agreements. As of December 31, 2011 and 2010, borrowings of $310.3 million under the Term Loan were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to letters of credit

On August 13, 2010, we also completed a private offering of $300 million 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an Indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt. In May 2011, we filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration rights agreement entered into in connection with the Senior Notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered Senior Notes for the unregistered Senior Notes was consummated on May 31, 2011.

We did not receive any proceeds from the exchange offer transaction.

The following table summarizes aggregate maturities of our long-term debt as of December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total debt
Long-term debt maturities	$—	$5,292	$5,292	$5,292	$496,858	$300,000	$812,734

The Term Loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year or, in the case of the fiscal year ending on December 31, 2010, as of and for the last day of the partial year commencing on October 1, 2010 and ending on December 31, 2010. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

As of December 31, 2011, we did not have mandatory principal repayments based on our excess cash flow and or scheduled repayments due within the next 12 months because of optional prepayments we made in 2011. For the years ended December 31, 2011 and 2010, we made principal repayments totaling $30.2 million and $2.8 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we made cash interest payments of $73.9 million, $29.9 million and $25.8 million, respectively, related to our current and former credit facilities as well as the senior notes. In addition, during the year ended December 31, 2010, we paid fees of approximately $23.2 million to our lenders to obtain the new credit agreements and to issue the senior notes, which are being amortized over the remaining term of the senior secured credit facility and the senior notes. We also wrote off $19.1 million of deferred financing fees related to our previous debt.

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

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.50 for the quarter ending December 31, 2011, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended December 31, 2011 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2011, our total leverage and cash interest coverage ratios were 2.61 and 3.10, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2011 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the year ended December 31, 2011 were $28.6 million. As of December 31, 2011, we were in compliance with all of the covenants under our senior secured credit facility.

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

The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If a change of control of the Company occurs, each holder will have the right to require that we purchase all or a portion of such holder’s senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The Indenture contains, among other things, certain covenants limiting our ability and the ability of one restricted subsidiary to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur liens, sell assets and subsidiary stock, transfer all or substantially all of our assets, or enter into a merger or consolidation transactions, and enter into transactions with affiliates.

Each subsidiary co-issuer and guarantor of our senior notes is exempt from reporting under the Securities Exchange Act of 1934 , as amended (the “Exchange Act”), pursuant to Rule 12h-5 under the Exchange Act, as the subsidiary co-issuer and each of the subsidiary guarantors is wholly owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued project costs	$138,972	$116,165
Salaries and related expenses	42,585	31,325
VAT and other sales taxes payable	3,918	3,713
Income tax payable	—	5,644
Vendor payables not yet invoiced	3,458	2,200
Due to state of South Carolina	3,252	5,124
Waste taxes and fees payable	4,819	7,775
Transportation and demurrage	3,823	5,183
Other accrued expenses	15,871	19,905
	$216,698	$197,034

(11) Facility and Equipment Decontamination and Decommissioning

We recognize AROs when we have a legal obligation to perform D&D and removal activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset, in the case of all our AROs except the Zion Station ARO, as described below.

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

Our facility and equipment D&D liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Facilities and equipment ARO—Zion Station	$695,003	$755,827
Facilities and equipment ARO—Clive, UT	29,220	28,320
Facilities and equipment ARO—other	31,277	27,967
Total facilities and equipment ARO	755,500	812,114
Barnwell Closure	8,401	9,633
	763,901	821,747
Less: current portion	(160,520)	(110,328)
	$603,381	$711,419

The inflation rate and credit-adjusted risk-free discount rate used to calculate the ARO estimate is as follows:

	Inflation Rate	Credit-Adjusted Risk-Free Discount Rate
December 31, 2011	2.56% - 2.90%	2.80% - 9.00%
December 31, 2010	1.50% - 3.03%	3.18% - 9.72%

Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations. The following is a rollforward of our facilities and equipment ARO for 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Beginning Balance as of January 1	$812,114	$51,536
Liabilities incurred	627	768,072
Liabilities settled	(186,625)	(23,374)
Accretion expense	32,319	8,226
ARO estimate adjustments	97,065	7,654
Ending liability	$755,500	$812,114

Of the $97.1 million and $7.7 million increase in the ARO estimate for the years ended December 31, 2011 and 2010, respectively, $94.9 million and $4.8 million related to increased estimated costs for the Zion Station project with the remaining increase related to our other AROs. The cost increase for the Zion Station project was due primarily to estimated future costs exceeding original estimates in the areas of project management and direct task work as well as to higher estimated dry fuel storage equipment costs and to the acceleration of certain license termination activities originally planned for later in the project. Our other AROs increased primarily due to increased RS Means rates for labor and equipment. We evaluate our estimated costs at least annually and additional estimated cost changes could occur in the future.

The ARO established in connection with the Zion Station project differs somewhat from our traditional AROs. The assets acquired in the Zion Station transaction have no fair value, no future useful life and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion Station project is not accompanied by a related depreciable asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our consolidated statements of operations and comprehensive income (loss).

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

For certain of our D&D obligations, we are required to deposit cash relating to our D&D obligation in the form of a restricted cash account, a deposit in escrow or in a trust fund. Restricted cash and D&D deposits consists principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations relating to our Clive, Utah facility. Accordingly, we had noncurrent restricted cash of $0.3 million and $0.3 million as of December 31, 2011 and 2010, respectively, included in restricted cash and decontamination and decommissioning deposits in the accompanying balance sheets. As of December 31, 2011, we also had investments in the NDT fund of approximately $697.6 million to use in satisfying the Zion Station ARO. These funds are included in current and noncurrent assets in the accompanying balance sheets based on the expected timing of the usage of funds to complete our D&D obligations. In addition, we have purchased insurance policies to fund our obligation to clean and remediate our Tennessee facilities and equipment. One of these policies requires us to place a cash deposit in escrow. The cash deposit in escrow was $13.9 million and $13.0 million as of December 31, 2011 and 2010, respectively. We are also required to maintain a trust fund to cover the closure obligation for the Barnwell, South Carolina facility. The trust fund balance as of December 31, 2011 and 2010 was $8.4 million and $9.6 million, respectively, included in restricted cash and decontamination and decommissioning deposits in the accompanying consolidated balance sheets. In connection with the execution of the Exelon Agreements and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is cash-collateralized, with the funds included in non-current restricted cash in the accompanying consolidated balance sheets.

Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not extinguish our D&D liabilities.

(12) Derivative Financial Instruments

We have entered into derivative contracts to help offset our exposure to movements in interest rates in relation to our variable rate debt. These contracts are not designated as accounting hedges. We do not use interest rate derivatives for trading or speculative purposes. On December 18, 2008, we entered into an interest rate swap agreement with a notional amount of $200.0 million. This contract ended on January 4, 2011. As of December 31, 2010, the fair value liability of the interest rate swap contract was $0.1 million. Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net, and resulted in a net gain of $1.6 million for the year ended December 31, 2010 and a net loss of $1.5 million for the year ended December 31, 2009.

In addition, we have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Exchange gains and losses resulting from this exposure are included in other income (expenses), net, in the accompanying consolidated statements of operations. During the three years ended December 31, 2011, 2010 and 2009, we recognized net gains of $0.0 million, $0.1 million and $0.7 million, respectively.

In the past, we have entered into derivative contracts to help offset our exposure to movements in foreign currency rates in relation to our U.S. dollar denominated intercompany loan with our U.K. subsidiary. These foreign currency derivative contracts were not designated as accounting hedges. The most recent contract was terminated on December 23, 2009. For the year ended December 31, 2009 we realized a net loss of $5.3 million related to our foreign currency derivative contracts.

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

The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	2011	2010	2009
Weighted average common shares—basic	88,818,971	88,537,844	88,318,024
Dilutive effect of restricted stock and stock options	—	—	118,361
Weighted average common shares—diluted	88,818,971	88,537,844	88,436,385
Anti-dilutive securities not included above	7,365,075	7,381,866	5,777,084

(14) Equity-Based Compensation

Stock Options and Restricted Stock Grants

In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan authorizes our Board of Directors to grant stock options and restricted stock to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. At December 31, 2011, there were 2,160,096 shares available for future issuance under the Plan.

Compensation costs related to options and restricted stock granted under the Plan are included in selling, general and administrative expenses in the consolidated statements of operations. We recorded non-cash compensation expense related to our stock option and restricted stock plan of $10.0 million, $10.3 million, and $14.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Expected life of option (years)	6.00	6.25 to 6.50	3.75 to 6.25
Risk-free interest rate	2.1% to 2.7%	1.7% to 3.5%	1.9% to 2.7%
Expected volatility	42.4% to 46.0%	49.0% to 51.2%	38.4% to 41.6%
Expected dividend yield	—	1.48% to 1.99%	1.13% to 1.80%

The expected life of the options represents the period of time that the options granted are expected to be outstanding. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant. Expected volatility is based on the average long-term implied volatilities of peer companies as we have limited trading history beginning November 15, 2007 to present. Our expected forfeiture rate is based on rates experienced by us since the date of our IPO as well as our expectations of future forfeiture rates and represents management’s best estimate of forfeiture rates that we expect to occur.

A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
				(in thousands)
Outstanding, December 31, 2008	5,625,430	$22.34	3.9	$—
Granted	1,525,000	5.76	5.4	4,187
Forfeited or expired	(456,084)	20.58	—	—
Outstanding, December 31, 2009	6,694,346	19.44	4.2	4,187
Granted	743,553	5.98	—	9.5
Exercised	(8,400)	5.55	—	—
Forfeited or expired	(827,332)	15.05	—	—
Outstanding, December 31, 2010	6,602,167	18.26	3.71	33.1
Granted	484,600	6.22	—	—
Exercised	(10,350)	5.55	—	—
Forfeited or expired	(545,692)	14.70	—	—
Outstanding, December 31, 2011	6,530,725	17.55	3.15	—
Options vested and expected to vest, December 31, 2011	6,480,335	17.74	3.15	—
Options exercisable, December 31, 2011	5,064,149	21.03	2.44	5.9

As of December 31, 2011, we had $2.6 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.3 years. The weighted average grant date fair value of options granted during 2011, 2010 and 2009 was $2.78, $2.64, and $1.98, respectively.

A summary of restricted stock activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Shares	Weighted average grant-date fair value
Non-vested shares, December 31, 2008	37,985	$9.15
Granted	583,851	5.90
Vested	(55,930)	8.77
Forfeited	(20,000)	5.55
Non-vested shares, December 31, 2009	545,906	5.79
Granted	558,553	5.44
Vested	(297,839)	5.59
Forfeited	(96,722)	5.79
Non-vested shares, December 31, 2010	708,898	5.60
Granted	694,300	5.53
Vested	(320,189)	4.99
Forfeited	(85,248)	5.72
Non-vested shares, December 31, 2011	997,761	5.81

As of December 31, 2011, there was $4.1 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

In December 2009, the Board of Directors modified the terms of the stock option and restricted stock awards granted to a former executive allowing his options to continue to vest after his termination date. Accordingly, the Company recognized $2.6 million in additional compensation expense during the year ended December 31, 2009.

(15) Income Taxes

Income taxes for the years ended December 31, 2011, 2010 and 2009 consist of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Current:
Federal	$6,588	$21,917	$6,744
State	(117)	994	1,326
Foreign	7,196	13,443	2,388
	13,667	36,354	10,458
Deferred
Federal	(42,232)	(5,149)	3,311
State	(5,720)	(1,583)	(1,178)
Foreign	(2,860)	(418)	1,997
	(50,812)	(7,150)	4,130
	$(37,145)	$29,204	$14,588

Income taxes are reconciled to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Federal income taxes at statutory rate	$(81,664)	$2,521	$22,897
State income taxes, net of federal tax benefit	(6,123)	(382)	96
Meals and entertainment	604	733	126
U.K. research and development credits	(4,925)	(3,506)	(11,369)
U.S. research and development credits	(1,376)	(1,701)	(1,422)
ZionSolutions trust income	15,125	9,499	—
Foreign tax rate differential	(1,832)	(3,075)	(1,096)
ZionSolutions trust rate differential	(8,103)	(5,087)	—
Disallowed and excess compensation	—	8	1,000
Goodwill impairment	22,890	12,250	—
Change in valuation allowance	35,149	15,273	(577)
Prior period adjustments (including tax rate changes)	(3,373)	(944)	—
Change in uncertain tax positions	(3,271)	4,162	1,101
IRS settlements	—	—	3,507
Other	(246)	(547)	451
	$(37,145)	$29,204	$14,588

The significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets—current:
Accrued compensation	$9,039	$5,938
Accrued expenses	4,151	3,107
Allowance for bad debt	660	351
Zion ARO liability	58,997	40,723
Zion unearned revenue	59,451	36,487
Other	6,250	2,437
Deferred tax assets—current	138,548	89,043
Valuation allowance	(8,867)	(1,098)
Deferred tax assets—current, net of valuation allowance	129,681	87,945
Deferred tax liabilities—current:
Prepaid expenses	(909)	(1,005)
Zion trust unrealized gain	(1,404)	(2,936)
Investment in NDT fund	(63,313)	(39,695)
Zion deferred costs	(53,870)	(36,111)
Deferred revenue	(8,456)	(3,428)
Other	(359)	—
Net deferred tax assets—current	$1,370	$4,770
Deferred tax assets—noncurrent:
Asset retirement obligations other than Zion ARO	$14,630	$13,632
Plant, equipment and intangible assets (including tax-deductible goodwill) principally due to differences in depreciation and amortization	12,227	—
Operating rights	—	863
Stock compensation	12,905	11,268
AMT credit carryover	444	444
Net operating loss carryforwards	26,312	22,898
Zion ARO liability	196,464	238,256
Zion deferred revenue	172,558	241,459
Other	16,819	2,238
Deferred tax assets—non current	452,359	531,058
Valuation allowance	(40,122)	(13,700)
Deferred tax assets—noncurrent, net of valuation allowance	412,237	517,358
Deferred tax liabilities—noncurrent:
Plant, equipment and intangible assets principally due to differences in depreciation and amortization	(52,430)	(74,606)
Accrued rate and contract reserves	(3,013)	(1,150)
Reclamation	(8,952)	(8,933)
Investment in NDT fund	(189,745)	(249,963)
Unrealized gains in NDT Fund investments	(8,839)	(18,488)
Zion deferred costs	(171,117)	(240,001)
Other	(1,403)	(2,173)
Net deferred tax liabilities—noncurrent	$(23,262)	$(77,956)
Total deferred tax assets	$541,918	$605,303
Total deferred tax liabilities	$(563,809)	$(678,489)

As of December 31, 2011 and December 31, 2010 net operating loss carryforwards were $151.9 million and $127.4 million, respectively. Included in these amounts are $36.9 million and $18.9 million, respectively, related to our operations in the U.K. and $2.2 million and $0.6 million, respectively, related to our operations in Canada. The U.S. and Canada net operating loss carryforwards expire at various dates from 2021 through 2028. The net operating loss carryforwards in the U.K. do not expire. As of December 31, 2011, we also had a research credit carryforward in the U.S. of $5.1 million that, if unused, will expire in 2031.

Further, as a result of the various affiliated companies becoming part of a single consolidated filing group for federal income tax purposes, net operating loss carryforwards of $16.1 million will be subject to Separate Return Loss Year limitation rules. The realization of these losses in future years will be dependent on the taxable income of the subsidiary that generated the net operating loss carryforward.

In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, tax planning strategies, the types of temporary differences, and the timing of the reversal of such temporary differences in making this assessment, and projected future taxable income. Based upon the level of historical taxable income in various tax jurisdictions over the periods in which the temporary differences are deductible, we have determined a valuation allowance is necessary of $49.0 million and $14.8 million as of December 31, 2011 and 2010, respectively. The net change in the valuation allowance for the years ended December 31, 2011, 2010 and 2009 was an increase of $34.2 million, $13.2 million and a decrease of $0.6 million, respectively.

As of December 31, 2011, the Company’s foreign subsidiaries had accumulated approximately $110.0 million of undistributed earnings for which U.S. federal income taxes have not been provided.  These earnings will be permanently reinvested outside the U.S.

As of December 31, 2011 and December 31, 2010, we had $0.4 million and $6.1 million, respectively, of gross unrecognized tax benefits, which will impact our annual effective tax rate in future years. These tax benefits were accounted for under authoritative guidance for accounting for uncertainty in income taxes. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits are as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2010	$6,139
Gross additions based on tax positions related to the current year	107
Gross reductions based on tax positions related to a prior year	(5,892)
Gross unrecognized tax benefits at December 31, 2011	$354

The company and its U.S. subsidiaries are subject to U.S. federal and state income taxes and therefore, examinations by those taxing authorities. During 2011, the IRS finished its examination of the consolidated U.S. tax returns for the short tax period from November 16, 2007 through December 31, 2007 and the tax year ended December 31, 2008. There were no material adjustments to the amount of taxes previously recorded as a result of those exams. In addition, the statue of limitations for certain taxable periods in the U.S. expired during 2011, therefore $5.8 million of uncertain tax positions previously recorded were reversed. The Company is not currently being audited by any taxing authorities and the timing of future tax examinations is highly uncertain, however, we do not anticipate any significant impacts to the unrecognized tax benefits within the next 12 months. The tax years 2008 through 2010 for federal returns and 2007 through 2010 for state returns remain open to examination by the major taxing jurisdictions in which we operate.

We paid income taxes of $4.5 million, $31.9 million and $15.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

(16) Segment Reporting and Business Concentrations

The Company has two major operating groups to serve our customers: the Government Group and the Global Commercial Group. The Government Group serves its government customers and pursues new opportunities within the government market. The Global Commercial Group focuses on increasing its customer base both nationally and internationally, and consolidates the operations of our Commercial Services, LP&D, and International divisions. However, we continue to report separately each of our four operating business divisions to more fully present the results of our operations.

Certain reclassifications have been made to the segment information reported for the prior year periods ended December 31, 2010 and 2009, to conform to current year presentation.

The following table presents segment information as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	As of and for the Year Ended December 31, 2011
		Global Commercial Group			Corporate
	Government Group	CS	LP&D	International	Unallocated Items	Consolidated
Revenue from external customers(1)(6)	$242,418	$200,670	$247,084	$1,125,342	$—	$1,815,514
Income (loss) from operations(2)(5)(7)	(12,504)	(94,358)	(69,070)	29,106	(68,769)	(215,595)
Depreciation, amortization and accretion expense	2,291	32,527	24,174	7,788	13,914	80,694
Goodwill (7)	71,594	90,129	91,548	53,087	—	306,358
Other long-lived assets(3)	24,811	25,887	272,687	54,584	14,370	392,339
Purchases of property, plant and equipment	479	9,714	13,792	897	3,703	28,585
Total assets(4)	162,134	1,652,495	572,257	544,429	89,469	3,020,784

	As of and for the Year Ended December 31, 2010
		Global Commercial Group			Corporate
	Government Group	CS	LP&D	International	Unallocated Items	Consolidated
Revenue from external customers(1)(6)	$343,063	$121,112	$267,372	$1,020,495	$—	$1,752,042
Income (loss) from operations(2)(7)	(6,789)	3,638	88,707	35,371	(76,815)	44,112
Depreciation, amortization and accretion expense	3,513	9,618	22,706	7,451	11,158	54,446
Goodwill (7)	106,594	90,129	230,548	53,127	—	480,398
Other long-lived assets(3)	29,388	21,134	276,960	58,246	20,421	406,149
Purchases of property, plant and equipment	298	2,307	10,423	133	3,873	17,034
Total assets(4)	247,027	1,899,669	622,225	443,752	212,826	3,425,499

	As of and for the Year Ended December 31, 2009
		Global Commercial Group			Corporate
	Government Group	CS	LP&D	International	Unallocated Items	Consolidated
Revenue from external customers(1)(6)	$304,634	$87,305	$244,217	$987,737	$—	$1,623,893
Income (loss) from operations(2)	30,299	15,708	84,067	43,121	(75,280)	97,915
Depreciation, amortization and accretion expense	1,930	1,623	24,218	6,946	13,060	47,777
Goodwill	141,593	90,129	230,548	54,579	—	516,849
Other long-lived assets(3)	35,134	19,792	279,850	68,054	30,069	432,899
Purchases of property, plant and equipment	4,226	2,134	7,990	206	9,833	24,389
Total assets(4)	290,525	148,023	538,387	379,743	154,497	1,511,175

(1)                                  Intersegment revenue has been eliminated for the years ended December 31, 2011, 2010 and 2009. Intersegment revenue was $19.8 million, $10.8 million and $20.3 million for the years ended December 31, 2011, 2010 and 2009 respectively. Revenue by segment represent revenue earned based on third-party billing to customers.

(2)                                  For the year ended December 31, 2011 we recorded $11.1 million of income from our unconsolidated joint ventures of which $11.3 million income is attributable to the Government Group and a $0.2 million loss is attributable to LP&D.

(3)                                  Other long-lived assets include property, plant and equipment and other intangible assets.

(4)                                  Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

(5)                                  The Company recorded an ARO estimated cost adjustment in the amount of $94.9 million and $4.8 million for the years ended December 31, 2011 and 2010, respectively, related to the Zion Station project, for which no corresponding revenue was recognized.

(6)                                 Results of our operations for services provided by our Global Commercial Group to our customers in Canada, Asia and Europe are included in our International operations.

(7)                                  Included in income (loss) from operations from our Government Group is a $35.0 million goodwill impairment charge recorded for both years ended December 31, 2011 and 2010, respectively. Included in income from operations from our LP&D segment is a $139.0 million goodwill impairment charge recorded for the year ended December 31, 2011.

Our revenue and long-lived assets by geographic region as of and for the year ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

As of and for the Year Ended December 31,	United States	United Kingdom	Other	Total
2011
Revenue from external customers	$690,172	$1,101,037	$24,305	$1,815,514
Property, plant and equipment, net	130,006	807	647	131,460
2010
Revenue from external customers	$728,593	$1,014,423	$9,026	$1,752,042
Property, plant and equipment, net	121,948	575	126	122,649
2009
Revenue from external customers	$629,441	$987,737	$6,715	$1,623,893
Property, plant and equipment, net	121,850	769	77	122,696

(17) Customer Concentrations

Our International segment derives its revenue primarily through contracts with the NDA. For the years ended December 31, 2011, 2010 and 2009, 60.2%, 57.6%, and 60.1%, respectively, of our total revenue was generated from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2011 and 2010 were $227.7 million and $183.6 million, respectively.

We have contracts with various offices within the DOE, including the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration, and the Office of Nuclear Energy. Revenue from DOE contractors and subcontractors represented approximately 15.3%, 21.7% and 15.8% of consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2011 were $35.8 million and $66.6 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2010 were $46.8 million and $45.9 million, respectively.

(18) Commitments and Contingencies

(a) Leases and Other Contractual Obligations

We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $18.5 million, $18.6 million and $13.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next three years. As of December 31, 2011 and 2010, the gross amount of property, plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	December 31, 2011	December 31, 2010
Computer equipment	$3,353	$2,619
Machinery and equipment	668	668
Trucks and vehicles	2,706	332
	6,727	3,619
Less accumulated amortization	(3,565)	(2,973)
	$3,162	$646

Amortization of assets held under capital leases is included with depreciation and amortization expense.

The following is a schedule of future minimum annual lease payments for all operating and capital leases and annual payments for other contractual obligations with initial or remaining lease terms greater than one year as of December 31, 2011 (in thousands):

Year ending December 31,	Operating Leases	Capital Leases	Other Contractual Obligations
2012	$12,113	$1,028	$2,500
2013	6,782	708	2,500
2014	5,974	611	2,500
2015	5,168	610	2,500
2016	2,850	609	—
Thereafter	11,450	70	—
Future minimum lease payments	$44,337	3,636	$10,000
Less portion representing interest		(607)
Less current portion of capital lease obligations		(894)
Long-term portion of capital lease obligations		$2,135

The current portion of the capital lease obligations is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligations is included in other noncurrent liabilities in our consolidated balance sheets.

During the years ended December 31, 2011 and 2010, we entered into $3.0 million and $0.7 million, respectively, of capital leases.

(b) Letters of Credit/Insurance Surety

We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2011, we had $307.0 million in letters of credit issued under our senior secured credit facility and $28.9 million of letters of credit issued against our Revolving Credit Facility.  As of December 31, 2010, we had $324.4 million of letters of credit issued under senior secured credit facility and $10.8 million of letters of credit issued against our Revolving Credit Facility.

As of December 31, 2011 and 2010, we had $21.5 million and $3.0 million, respectively, in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2011 and 2010, the closure and post-closure state regulatory requirements for our facilities were $145.2 million and $142.1 million, respectively.

(c) Legal Proceedings

False Claim Act Proceeding

On August 7, 2002, Roger Lemmon, Patrick Cole and Kyle Gunderson filed a “qui tam” complaint in the U.S. District Court for the District of Utah as “relators” on behalf of the U.S. government, against Envirocare (our predecessor), pursuant to the False Claims Act. The complaint alleges that Envirocare (a) violated various contractual and regulatory requirements related to waste disposal at the Clive, Utah facility; (b) failed to report the violations; and (c) falsely implied, in invoice documentation to the U.S. government, that Envirocare had complied with all applicable contractual and regulatory requirements. The complaint alleges that the U.S. government is entitled to recover substantial (but unspecified) damages, including treble damages. The U.S. government declined to pursue the case on its own behalf. The U.S. District Court for the District of Utah dismissed the complaint three times, each time with leave to amend the complaint. On August 4, 2010, the U.S. Tenth Circuit Court of Appeals reversed the third dismissal.  This proceeding is in the discovery phase.

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

On September 17, 2010, the defendants in the Related Actions filed a motion to dismiss the second consolidated amended complaint. The lead plaintiff filed an opposition to the defendants’ motion to dismiss on November 2, 2010 and the defendants filed a reply memorandum of law in further support of defendants’ motion to dismiss the second consolidated amended complaint on December 10, 2010.  On June 16, 2011, the court heard oral argument on the motion to dismiss. On September 30, 2011, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint.  Specifically, the court, among other things, dismissed all claims against all defendants relating to the alleged material misstatements and/or omissions relating to the state of the Zion Station project and the potential adverse effects of general macroeconomic conditions and dismissed certain other claims against certain defendants. Further, the court denied the defendants’ motion to dismiss the claims related to the alleged material misstatements and/or omissions relating to life of plant contracts, opportunities in the shut-down nuclear reactor market and the Company’s rule making petition to the NRC.  This proceeding is in the initial phases of discovery.

Shareholder Derivative Actions

On August 25, 2010, Sanjay Israni filed a shareholder derivative action in the U.S. District Court for the District of Utah alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant and various of our current and prior directors and officers. The underlying facts alleged in the derivative complaint are substantively the same as those in the Related Actions. The defendants in this case filed a motion to dismiss on June 16, 2011. On July 20, 2011, the plaintiff filed a response to the motion to dismiss.  On August 17, 2011, briefing on the motion by both parties was completed.  To facilitate orderly management of all issues in all this and related litigation, the parties agreed to postpone hearings on the motion, and the court has entered an order denying the motion without prejudice, permitting the motion to be renewed at any time.

On October 8, 2010, Jack Fish filed a shareholder derivative action was filed in the Supreme Court of New York, County of New York, alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant, certain prior directors, ENV Holdings, LLC and Lindsay Goldberg & Bessemer, L.P. The underlying facts alleged in this derivative complaint are substantively the same as those in the Related Actions.  The parties have stipulated that this case will be stayed pending further development in the Related Actions.

Pennington et al. v. ZionSolutions, LLC, et al.

On July 14, 2011, four individuals, each of whom are electric utility customers of Commonwealth Edison Company, the former owner of the Zion Station (“Com Ed”), filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against ZionSolutions and Bank of New York Mellon, the trustee of the Zion Station NDT fund.

The plaintiffs claim that payments from the NDT fund to ZionSolutions for decommissioning the Zion Station are in violation of Illinois state law, Illinois state law entitles the utility customers of Com Ed to payments (or credits) of a portion of the NDT fund and that Bank of New York Mellon was inappropriately appointed by ZionSolutions as trustee of the NDT fund. The plaintiffs seek to enjoin and recover payments from the NDT fund to ZionSolutions, that payments (or credits) of a portion of the NDT fund be made to utility customers of Com Ed, the appointment of a new trustee over the NDT fund, an accounting from Bank of New York Mellon of all assets and expenditures from the NDT fund, and costs and attorneys fees. The plaintiffs also seek class action certification for their claims.  On September 13, 2011, the defendants filed a motion to dismiss the plaintiffs’ claims.  The motion has been fully briefed and submitted to the court for a decision.  No decision has been rendered by the court.

We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions. The potential range of loss and the resolution of these matters cannot be determined at this time.

EnergySolutions, LLC v. Ingen VK, LLC, et al.

On March 31, 2011, the Company filed suit against Ingen VK, LLC and Bryan Melchior in the Third Judicial District of the State of Utah. In the complaint, the Company sought for “declaratory judgment” determining that a certain agreement between Ingen VK and the Company (the “Ingen Contract”) is terminated and/or invalid. The Company also sought related damages and other remedies. Bryan Melchior, a former employee of the Company, negotiated the Ingen Contract on behalf of the Company and is now affiliated with Ingen VK. The complaint alleges that Bryan Melchior engaged in self-dealing and deception when he negotiated the Ingen Contract as an employee of the Company. On April 20, 2011, Ingen VK, Bryan Melchior, Paul Vankomen (a principal of Ingen VK) and BCM Ventures Inc. answered the complaint and filed counterclaims against the Company alleging breach of contract, tortuous interference, violation of state antitrust laws and other causes of action. On June 2, 2011, the Company filed a motion for partial summary judgment which the court granted from the bench on September 1, 2011.  In granting the Company’s motion, the court ruled that the Ingen Contract was invalid, and the parties subsequently settled the case.  The suit was dismissed by the court in December 2011.

(19) Employee Benefit Plans

We sponsor a defined contribution 401(k) plan that covers nearly all of our full time employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Under this plan, employees become eligible to participate immediately upon employment but are not eligible for a company match until one year of employment is completed. We match 50% of the first 6% of a participant’s deferred contribution. In addition, we may at our discretion contribute an additional 1% of a participant’s deferred contribution. Employee contributions are fully vested immediately. Our contributions vest ratably over 4 years. We contributed $3.5 million, $3.4 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Uranium Disposition Services LLC—(UDS) Post-Retirement Benefit Plan

On March 14, 2008, we obtained majority voting rights for one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. The joint venture sponsors a defined contribution plan for its eligible employees. The plan provides for matching employer contributions of 100% up to 4% of employee compensation. Additionally, the plan provides for an additional employer contribution for employees who are not eligible to participate in the joint venture’s defined benefit pension plan ranging from 2.5% to 5.8% of employee compensation. Contributions to the plan totaled approximately $0.3 million, $1.2 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The contract held by this joint venture was completed during the first quarter of 2011.

The Electricity Supply Pension Scheme (“ESPS”)

We provide a defined benefit pension plan for approximately 60 ESEU employees in the U.K. (the “ESEU Plan”). The ESEU Plan is funded by contributions from the employees and EnergySolutions. All other U.K. employees are offered the opportunity to join a defined contribution pension scheme into which the Company pays a maximum of 12% of salary.

In addition, under the terms of our contract with the NDA, EnergySolutions, through ESEU, manages the Magnox Limited pension plan (the “Magnox Plan”), which provides pension benefits to a majority of the 3,400 employees under management in the U.K. The Magnox Plan is funded by contributions from the employees and the NDA. The plan is a separate section of an overall industry scheme, the Electricity Supply Pension Scheme (“ESPS”).

As part of the reorganization of the U.K. nuclear industry by the U.K. Government, the NDA assumed responsibility to fund all employer pension contributions, including any deficit (and obtained the benefit of any surplus), to the Magnox Plan. In order to reflect these arrangements, our financial statements include an amount recoverable from the NDA, included within other noncurrent assets in an amount equal to the recorded Magnox section liability, net of tax, with a corresponding credit to revenue since the charges are allowable costs under our cost-plus contract with the NDA, offsetting a portion of the after-tax pension charges. The amount of the credit for the years ended December 31, 2011 and 2010, respectively, was $259.1 million and $76.9 million. The amount payable to the NDA, due to our overfunded status, was $132.9 million and $119.1 million as of December 31, 2011 and 2010 respectively, and is included in pension liabilities.

The following table sets forth a reconciliation of the pension plans’ beginning and ending balances of the benefit obligation for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ending December 31,
	2011	2010
Changes in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,107,660	$3,026,479
Service cost	56,635	50,256
Interest cost	173,275	163,602
Member contributions	481	619
Termination benefits	8,182	9,587
Benefits paid	(141,829)	(132,984)
Actuarial gain	259,111	76,852
Foreign currency translation	(16,054)	(86,751)
Projected benefit obligation at end of year	$3,447,461	$3,107,660

The termination benefits relate to early retirement benefits provided to employees who have left service involuntarily before normal retirement age and have been granted an unreduced early retirement pension. These are contractual termination benefits required under the plans’ rules.

The following table sets forth a reconciliation of the plans’ beginning and ending balances of the fair value of plan assets for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ending December 31,
	2011	2010
Changes in plan assets:
Fair value at beginning of period	$3,226,786	$2,961,971
Actual return on plan assets	418,267	384,108
Company contributions	85,194	88,295
Employee contributions	481	619
Termination benefits	8,182	9,587
Benefits paid	(141,829)	(132,984)
Foreign currency translation	(16,699)	(84,810)
Fair value of plan assets at end of year	$3,580,382	$3,226,786
Overfunded status at end of year	$132,922	$119,126

Related amounts included in the consolidated balance sheets as of December 31, 2011 and 2010 consist of noncurrent pension assets of $132.9 million, and noncurrent pension liabilities of $119.1 million, which are included in the consolidated balance sheets.

Net periodic benefit costs for the years ended December 31, 2011 and 2010 consisted of the following (in thousands):

	Year Ending December 31,
	2011	2010
Service cost	$56,635	$50,256
Interest cost	173,275	163,602
Expected return on plan assets	(182,420)	(158,808)
Actuarial loss	—	155
Termination benefits	8,182	9,587
	$55,672	$64,792

Weighted average assumptions used to determine benefit obligations as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Discount rate	4.6%	5.5%
Expected rates of return on plan assets	4.7% - 5.9%	5.5% - 6.5%
Rate of compensation increase	3.1% - 3.5%	3.5%

Our overall expected long-term rate of return on assets is 4.7% to 5.9%. The overall expected long-term rate of return is based on our view of the expected long-term rates of return of each major asset category taking into account the proportions of assets held in each category at the relevant reporting date. The expected rate of return for equities was determined by adding a long-term equity risk premium to a risk-free rate. The equity risk premium reflects our view of expected long-term returns on equities in excess of the risk-free rate, taking into account historic returns and current market conditions. The expected return on debt securities is based upon an analysis of current yields on portfolios of similar quality and duration.

At December 31, 2011 and 2010, the pension assets were invested as follows:

	December 31, 2011	December 31, 2010
Asset category:
Equities	13.5%	25.5%
Bonds	64.1%	66.8%
Real Estate	5.0%	5.3%
Other	17.4%	2.4%
	100.0%	100.0%

Our investment policy is set by the Trustees of the pension plans, after consultation with the employer. The investment policy and appointed investment managers are reviewed regularly by a subset of the trustees who form an Investment Committee, reporting to the full trustee body. Independent investment advice is obtained by the Investment Committee. The investment policy considers the timing and nature of future cash flows, as well as the risk characteristics of both the liabilities and the assets held. The investment objective is to maximize returns subject to there being sufficient assets and cash flow available to pay members’ benefits as and when they are due.

The Trustees have a policy of cash management to ensure that sufficient liquid funds are available when divestments are required to meet benefit payment obligations as they become payable.

The following table sets forth by level within the fair value hierarchy a summary of the Plan’s investments (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash	$35,611	$—	$—	$35,611
Currency	38,469	—	—	38,469
Fixed income securities	—	2,334,783	66,152	2,400,935
Equity securities	854,578	109,428	—	964,006
Real Estate	—	141,361	—	141,361
Investments, at fair value	$928,658	$2,585,572	$66,152	$3,580,382

We expect $52.8 million to be contributed to our defined benefit pension plans in 2012, most of which will be reimbursed by the NDA. Actuarial losses expected to be recognized as a component of net periodic pension costs in 2012 are not material. Estimated benefit plan payments for the five years following 2011 and the subsequent five years aggregated, excluding amounts recoverable from the NDA, are as follows (in thousands):

Year ending December 31,
2012	$139,877
2013	143,741
2014	148,378
2015	153,014
2016	157,651
2017 - 2021	856,262
$1,598,923

The preceding information does not include amounts related to benefit plans applicable to employees associated with certain contracts with the DOE held by a consolidated joint venture because we are not responsible for the current or future funded status of these plans.

(20) Employee Termination Benefits

In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of the overstaffing at the Magnox sites, approximately 300 employees left the Company on a voluntary basis. For the years ended December 31, 2011, 2010 and 2009, we recognized $9.6 million, $34.9 million and $35.7 million, respectively, of expected employee termination benefits. These benefits are included in cost of revenue in the accompanying consolidated statements of operations related to our International operations. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 24 months.

The following is a reconciliation of the beginning and ending liability balances for the years ended December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Beginning liability	$36,753	$24,260
Additions	9,591	34,855
Payments	(13,850)	(21,431)
Effect of exchange rate	165	(931)
Ending liability	$32,659	$36,753

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

Following the initial restructuring and as a result of the organizational review of the Magnox business and at the request of the NDA, it was also recommended to combine the Magnox North Limited and Magnox South Limited entities into a single entity. We successfully recombined these two entities into a single entity, Magnox Limited, during the first quarter of 2011. This event delivered the first major milestone in the Magnox organizational restructuring program previously agreed to by the NDA. We have now reorganized the business into three operating divisions within the single legal entity, which has enabled the commencement of the next phase: a review of corporate support structures and associated manpower. As a result approximately 130 employees will leave the business in contract year 2011/12.

The full organizational review for all ten Magnox sites is continuing in conjunction with the Magnox Optimized Decommissioning Plan (“MODP”). The MODP includes approximately twelve changes of organization across the ten Magnox sites. As a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 1,000 employees, during the period through 2015 followed by a further reduction of approximately 600 employees in the period from 2016 to 2020. The MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government’s recently announced Comprehensive Spending Review (“CSR”).

The total termination benefit costs included within the MODP over the CSR period to 2015 is approximately £200 million and is expected to be paid over four years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met.

(21) Selected Quarterly Financial Data (Unaudited)

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of operations data:
Revenue	$522,267	$403,673	$421,027	$468,547
Gross profit (1)	49,302	32,667	37,085	(39,366)
Income (loss) from operations (1)(2)	14,622	7,635	10,634	(248,486)
Net income (loss) attributable to EnergySolutions	9,909	504	(3,828)	(202,766)
Net income (loss) per share data:
Basic	$0.11	$0.01	$(0.04)	$(2.29)
Diluted	0.11	0.01	(0.04)	(2.29)
Number of shares used in per share calculations:
Basic	88,709	88,771	88,845	88,948
Diluted	88,739	88,775	88,845	88,948

(1)          Includes an ARO cost estimate adjustment for the Zion Station project in the amount of $94.9 million recorded during the fourth quarter of 2011 for which no corresponding revenue was recognized.

(2)          Includes a $174.0 million non-cash goodwill impairment charge recorded during the fourth quarter of 2011.

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of operations data:
Revenue	$485,890	$398,339	$417,656	$450,157
Gross profit	45,171	44,910	49,203	59,892
Income (loss) from operations(1)	16,755	(17,428)	15,035	29,750
Net income (loss) attributable to EnergySolutions	5,833	(28,505)	(5,662)	6,333
Net income per share data:
Basic	$0.07	$(0.32)	$(0.06)	$0.06
Diluted	0.07	(0.32)	(0.06)	0.06
Number of shares used in per share calculations:
Basic	88,415	88,510	88,582	88,637
Diluted	88,550	88,510	88,582	88,637

(1)          Includes a $35.0 million non-cash goodwill impairment charge recorded during the second quarter of 2010.

(22) Guarantor and Non-Guarantor Supplemental Financial information

The 2018 senior notes were issued by EnergySolutions, Inc. (the “Parent”) and EnergySolutions, LLC (together with the Parent, the “Issuers”). The senior notes are jointly and severally guaranteed on a full and unconditional basis by each of the Parent’s current and future domestic wholly owned subsidiaries that are guarantors under the senior secured credit facility, other than ZionSolutions LLC, which was established for the purpose of the Company’s license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

Presented below is the condensed consolidating financial information of the issuers, our subsidiaries that are guarantors (the “Guarantor Subsidiaries), and our subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries) as of and for the years ended December 31, 2011, 2010 and 2009. The condensed consolidating financial information reflects the investments of the Parent company in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2011

(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$112,675	$429,098	$1,320,258	$(46,517)	$1,815,514
Cost of revenue	—	(59,385)	(381,240)	(1,341,718)	46,517	(1,735,826)
Gross profit	—	53,290	47,858	(21,460)	—	79,688
Selling, general and administrative expenses	—	(76,863)	(18,709)	(36,814)	—	(132,386)
Impairment of goodwill	—	(108,600)	(65,400)	—	—	(174,000)
Equity in income of unconsolidated joint ventures	—	—	11,103	—	—	11,103
Operating income (loss)	—	(132,173)	(25,148)	(58,274)	—	(215,595)
Interest expense	—	(59,747)	—	(13,667)		(73,414)
Income from subsidiaries	(256,723)	(68,837)	—	—	325,560	—
Other, net	—	4,034	216	53,965	—	58,215
Income (loss) before income taxes	(256,723)	(256,723)	(24,932)	(17,976)	325,560	(230,794)
(Provision) benefit for income taxes	60,542	—	—	(23,397)	—	37,145
Net income (loss)	(196,181)	(256,723)	(24,932)	(41,373)	325,560	(193,649)
Net income attributable to noncontrolling interests	—	—	—	(2,532)	—	(2,532)
Net income (loss) attributable to EnergySolutions	$(196,181)	$(256,723)	$(24,932)	$(43,905)	$325,560	$(196,181)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2010

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$147,068	$452,014	$1,205,932	$(52,972)	$1,752,042
Cost of revenue	—	(68,514)	(376,927)	(1,160,397)	52,972	(1,552,866)
Gross profit	—	78,554	75,087	45,535	—	199,176
Selling, general and administrative expenses	—	(74,158)	(49,526)	(9,500)	—	(133,184)
Impairment of goodwill	—	—	(35,000)	—	—	(35,000)
Equity in income of unconsolidated joint ventures	—	—	13,120	—	—	13,120
Operating income	—	4,396	3,681	36,035	—	44,112
Interest expense	—	(58,910)	(7,860)	(4,717)	—	(71,487)
Income from subsidiaries	2,346	54,646	—	—	(56,992)	—
Other, net	—	2,214	558	33,887	—	36,659
Income (loss) before income taxes	2,346	2,346	(3,621)	65,205	(56,992)	9,284
Provision for income taxes	(24,347)	—	—	(4,857)	—	(29,204)
Net income (loss)	(22,001)	2,346	(3,621)	60,348	(56,992)	(19,920)
Net income attributable to noncontrolling interests	—	—	—	(2,081)	—	(2,081)
Net income (loss) attributable to EnergySolutions	$(22,001)	$2,346	$(3,621)	$58,267	$(56,992)	$(22,001)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2009

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$127,364	$416,510	$1,125,924	$(45,905)	$1,623,893
Cost of revenue	—	(63,418)	(335,224)	(1,055,495)	45,905	(1,408,232)
Gross profit	—	63,946	81,286	70,429	—	215,661
Selling, general and administrative expenses	—	(12,426)	(92,506)	(20,387)	—	(125,319)
Equity in income of unconsolidated joint ventures	—	—	7,573	—	—	7,573
Operating income (loss)	—	51,520	(3,647)	50,042	—	97,915
Interest expense	—	(20,185)	(8,421)	(1,797)	—	(30,403)
Income from subsidiaries	61,035	33,448	—	—	(94,483)	—
Other, net	—	(3,748)	1,819	968	—	(961)
Income (loss) before income taxes	61,035	61,035	(10,249)	49,213	(94,483)	66,551
Provision for income taxes	(10,203)	—	—	(4,385)	—	(14,588)
Net income (loss)	50,832	61,035	(10,249)	44,828	(94,483)	51,963
Net income attributable to noncontrolling interests	—	—	—	(1,131)	—	(1,131)
Net income (loss) attributable to EnergySolutions	$50,832	$61,035	$(10,249)	$43,697	$(94,483)	$50,832

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

For The Year Ended December 31, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$8,875	$42,959	$128,116	$659,638	$(4,080)	$835,508
Property, plant and equipment, net	—	68,428	56,845	6,187	—	131,460
Goodwill	—	29,764	223,506	53,088	—	306,358
Intangibles, net	—	171,349	36,400	53,130	—	260,879
Restricted cash	—	110,393	22,290	200,235	—	332,918
Nuclear decommissioning trust fund	—	—	—	523,326	—	523,326
Long-term deferred costs less current portion	—	—	—	465,577	—	465,577
Investment in subsidiaries	(19,961)	523,558	—	—	(503,597)	—
Intercompany receivable	297,586	31,078	21,095	1,967	(351,726)	—
Other long term assets	—	12,862	13,096	138,800	—	164,758
TOTAL ASSETS	$286,500	$990,391	$501,348	$2,101,948	$(859,403)	$3,020,784
Liabilities and Stockholders’ Equity
Intercompany loan payable		297,586	—	—	(297,586)	—
Intercompany payable	—	—	—	54,140	(54,140)	—
Total current liabilities	1,895	62,571	52,206	578,689	(4,080)	691,281
Long-term debt, less current portion	—	616,757	—	195,977	—	812,734
Facility and equipment decontamination and decommissioning liabilities, current portion	—	30,212	38,311	534,858	—	603,381
Unearned revenue, less current portion	—		—	469,497	—	469,497
Deferred income taxes	59	—	—	23,203	—	23,262
Other liabilities, net	—	3,226	433	131,713	—	135,372
Stockholders’ equity	284,546	(19,961)	410,398	113,160	(503,597)	284,546
Net income attributable to noncontrolling interests	—	—	—	711	—	711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,500	$990,391	$501,348	$2,101,948	$(859,403)	$3,020,784

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

For The Year Ended December 31, 2010

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,770	$75,139	$176,143	$459,863	$(30,307)	$685,608
Property, plant and equipment, net	—	74,343	47,586	720	—	122,649
Goodwill	—	138,365	288,906	53,127	—	480,398
Intangibles, net	—	182,640	43,176	57,684	—	283,500
Restricted cash	—	115,376	23,020	200,012	—	338,408
Nuclear decommissioning trust fund	—	—	—	694,754	—	694,754
Long-term deferred costs less current portion	—	—	—	650,270	—	650,270
Investment in subsidiaries	239,622	596,716	—	—	(836,338)	—
Intercompany receivable	277,902	—	—	—	(277,902)	—
Other long term assets	—	15,343	10,697	143,872	—	169,912
TOTAL ASSETS	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499
Liabilities and Stockholders’ Equity
Intercompany loan payable		209,514	68,388	—	(277,902)	—
Intercompany payable	—	—	—	21,706	(21,706)	—
Total current liabilities	—	78,731	47,476	414,387	(8,601)	531,993
Long-term debt, less current portion	—	639,296	—	195,264	—	834,560
Facility and equipment decontamination and decommissioning liabilities, current portion	—	29,303	36,363	645,753	—	711,419
Unearned revenue, less current portion	—		—	654,643	—	654,643
Deferred income taxes	46,658	—	—	31,298	—	77,956
Other liabilities, net	—	1,455	1,971	132,964	—	136,390
Stockholders’ equity	475,636	239,623	435,330	161,385	(836,338)	475,636
Net income attributable to noncontrolling interests	—	—	—	2,902	—	2,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,294	$1,197,922	$589,528	$2,260,302	$(1,144,547)	$3,425,499

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Year Ended December 31, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(244,990)	$(95,711)	$95,135	$52,385	$273,572	$80,391
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(1,072,139)	—	(1,072,139)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	1,076,635	—	1,076,635
Purchases of property, plant and equipment	—	(7,995)	(14,970)	(5,620)	—	(28,585)
Purchases of intangible assets	—	(610)	—	—	—	(610)
Acquisition of noncontrolling interests in subsidiaries	—	(1,967)	—	(519)	—	(2,486)
Proceeds from disposition of property, plant and equipment	—	—	236	—	—	236
Net cash used in investing activities	—	(10,572)	(14,734)	(1,643)	—	(26,949)
Cash flows from financing activities
Repayments of long-term debt	—	(30,200)	—	—	—	(30,200)
Intercompany loan receivable	(11,676)	(39,088)	(23,060)	—	73,824	—
Intercompany loan payable	—	88,071	(68,388)	—	(19,683)	—
Investment in subsidiary	259,583	73,158	—	—	(332,741)	—
Distributions to noncontrolling interests partners	—	—	—	(4,204)	—	(4,204)
Minimum tax withholding on restricted stock awards	(116)	—	—	—	—	(116)
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(695)	—	—	—	(695)
Net cash provided by (used in) financing activities	247,848	91,246	(91,448)	(4,204)	(278,600)	(35,158)
Effect of exchange rate on cash	(2,858)	(2,858)	—	(575)	5,028	(1,263)
Net increase (decrease) in cash and cash equivalents	—	(17,894)	(11,048)	45,963	—	17,021
Cash and cash equivalents, beginning of period	—	18,588	11,048	30,556	—	60,192
Cash and cash equivalents, end of period	$—	$694	$—	$76,519	$—	$77,213

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Year Ended December 31, 2010

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(6,057)	$63,932	$30,644	$61,117	$(54,637)	$94,999
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(722,489)	—	(722,489)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	722,544	—	722,544
Purchases of property, plant and equipment	—	(6,174)	(10,637)	(223)	—	(17,034)
Purchases of intangible assets	—	(1,184)	—	—	—	(1,184)
Proceeds from disposition of property, plant and equipment	—	—	215	—	—	215
Net cash used in investing activities	—	(7,358)	(10,422)	(168)	—	(17,948)
Cash flows from financing activities
Net proceeds from issuance of senior notes		296,070	—	—	—	296,070
Net proceeds from issuance of long-term debt	—	351,000	—	195,000	—	546,000
Retirement of long-term debt	—	(307,105)	(212,006)	—	—	(519,111)
Restricted cash held as collateral of letter of credit obligations	—	(115,035)	—	(200,000)	—	(315,035)
Repayments of long-term debt	—	(2,800)	—	—	—	(2,800)
Net borrowings (repayments) under revolving credit facility	—	(5,000)	—	—	—	(5,000)
Dividends/distributions to stockholders	(6,638)	—	—	—	—	(6,638)
Intercompany loan receivable	15,370	(10,307)	131,554	(6,000)	(130,617)	—
Intercompany loan payable	—	(172,987)	68,388	(26,018)	130,617	—
Investment in subsidiary	2,402	(46,000)	—	—	43,598	—
Distributions to noncontrolling interests partners	—	—	—	(296)	—	(296)
Minimum tax withholding on restricted stock awards	(375)	—	—	—	—	(375)
Proceeds from exercise of stock options	47	—	—	—	—	47
Settlement of derivative contracts	—	(2,112)	—	—	—	(2,112)
Repayments of capital lease obligations	—	(600)	—	—	—	(600)
Debt financing fees	—	(19,968)	—	(3,240)	—	(23,208)
Net cash provided by (used in) financing activities	10,806	(34,844)	(12,064)	(40,554)	43,598	(33,058)
Effect of exchange rate on cash	(4,749)	(4,749)	—	(1,255)	11,039	286
Net increase in cash and cash equivalents	—	16,981	8,158	19,140	—	44,279
Cash and cash equivalents, beginning of period	—	1,606	2,892	11,415	—	15,913
Cash and cash equivalents, end of period	$—	$18,587	$11,050	$30,555	$—	$60,192

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Year Ended December 31, 2009

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$61,240	$83,328	$(26,696)	$23,327	$(89,016)	$52,183
Cash flow from investing activities
Purchases of property, plant and equipment	—	(23,367)	(868)	(154)	—	(24,389)
Purchases of intangible assets	—	(703)	—	—	—	(703)
Proceeds from disposition of property, plant and equipment	—	13	—	—	—	13
Net cash used in investing activities	—	(24,057)	(868)	(154)	—	(25,079)
Cash flows from financing activities
Repayments of long-term debt	—	(76,024)	28,378	—	—	(47,646)
Net borrowings (repayments) under revolving credit facility	—	5,000	—	—	—	5,000
Dividends/distributions to stockholders	(8,832)	—	—	9	—	(8,823)
Intercompany loan receivable	8,627	58,207	(1,561)	1,145	(66,417)	—
Intercompany loan payable	—	(20,720)	—	(41,104)	61,824	—
Investment in subsidiary	(35,379)	(3,235)	—	—	38,614	—
Distributions to noncontrolling interests partners	—	—	—	(1,056)	—	(1,056)
Settlement of derivative contracts	—	(5,321)	—	—	—	(5,321)
Repayments of capital lease obligations	—	(1,451)	—	—	—	(1,451)
Debt financing fees	—	(4,860)	—	—	—	(4,860)
Net cash provided by (used in) financing activities	(35,584)	(48,404)	26,816	(41,006)	34,021	(64,157)
Effect of exchange rate on cash	(25,656)	(25,656)	(629)	1,464	54,995	4,518
Net increase in cash and cash equivalents	—	(14,789)	(1,377)	(16,369)	—	(32,535)
Cash and cash equivalents, beginning of period	—	16,358	4,271	27,819	—	48,448
Cash and cash equivalents, end of period	$—	$1,569	$2,894	$11,450	$—	$15,913

Washington River Protection Solutions LLC

Audited Consolidated Financial Statements

For The Years Ended December 31, 2011 and 2010

and

Unaudited Consolidated Financial Statements For The Year Ended December 31, 2009

Index to Consolidated Financial Statements

Contents

Year Ended December 31, 2011 and 2010

(Audited)

Year Ended December 31, 2009

(Unaudited)

REPORT OF CLIFTON LARSON ALLEN LPP,

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Washington River Protection Solutions LLC

Richland, Washington

We have audited the accompanying balance sheets of Washington River Protection Solutions LLC (the Company) as of December 31, 2011 and 2010, and the related statements of operations and members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington River Protection Solutions LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

CliftonLarsonAllen LLP

Minneapolis, Minnesota

February 1, 2012

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

BALANCE SHEET

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash	$1,203,550	$1,538,222
Accounts Receivable	218,885	296,398
Unbilled Revenue	1,069,500	4,936,035
Prepaid Expense	193,778	127,126
Total Current Assets	2,685,713	6,897,781
Total Assets	$2,685,713	$6,897,781
LIABILITIES AND MEMBERS’ CAPITAL

CURRENT LIABILITIES
Accounts Payable	$5,352	$3,137
Accrued Payroll	410,131	1,164,268
Accrued Liabilities	10,269	—
Total Current Liabilities	425,752	1,167,405
Total Liabilities	425,752	1,167,405
MEMBERS’ CAPITAL	2,259,961	5,730,376
Total Liabilities and Members’ Equity	$2,685,713	$6,897,781

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENTS OF OPERATIONS AND MEMBERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

FEE REVENUE	$28,250,907	$34,311,744

OPERATING EXPENSES
Payroll Expense	2,871,866	3,760,476
Charitable Contributions	999,598	1,123,775
Other	749,858	754,478
Total Operating Expenses	4,621,322	5,638,729
NET INCOME	23,629,585	28,673,015
Members’ Capital—Beginning	5,730,376	1,457,361
Members’ Capital—Distributions	(27,100,000)	(24,400,000)
MEMBERS’ CAPITAL—ENDING	$2,259,961	$5,730,376

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$23,629,585	$28,673,015
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Accounts Receivable	77,513	26,339
Earnings in Excess of Billings	3,866,535	(4,936,035)
Prepaid Expenses	(66,652)	80,558
Increase (Decrease) in Current Liabilities:
Accounts Payable	2,215	(67,395)
Accrued Payroll	(754,137)	1,151,107
Accrued Expenses	10,269	—
Net Cash Provided by Operating Activities	26,765,328	24,927,589
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions Paid to Members	(27,100,000)	(24,400,000)
NET INCREASE IN CASH	(334,672)	527,589
Cash—Beginning of Year	1,538,222	1,010,633
CASH—END OF YEAR	1,203,550	1,538,222

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Washington River Protection Solutions LLC (the Company) is a joint venture between two public companies organized for the purpose of eliminating the risk to the environment posed by the Hanford Site by cleaning and disposing of radioactive waste. The Company operates under a contract with Department of Energy (DOE) which is the source of 100% of the Company’s revenue for the year ended December 31,2011 and 2010.

Concentration of Credit Risk

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable—Related Party

The Company allows certain related parties to utilize their personnel and other resources. The balance in this account relates to the unreimbursed costs for that usage. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimated that no allowance was necessary based upon prior experience and analysis of individual accounts at December 31, 2011 and 2010.

Revenue Recognition

The Company recognizes revenue using the milestone method on the performance based incentives related to the projects specified in the contract with the DOE. The amounts of the performance based incentives vary depending on whether the Company achieves above- at, or below target results. The Company recognizes incentive fee revenue as milestones are achieved. The Company receives payment from the DOE when each project is completed and approved by the DOE. The total of all fee based payments that can be realized under the five year term of the contract cannot exceed $141 million.

The Company does not recognize, as revenue or cost of goods sold, any of the contract costs in these financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs of approximately $524 million and $606 million were excluded from revenue and cost of goods sold for the years ended December 31, 2011 and 2010, respectively.

Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period.

The asset, “Unbilled Revenue,” represents revenues recognized in excess of amounts billed.

Income Taxes

The Company is not a taxpaying entity for federal and state income tax purposes, and therefore does not include a provision for income taxes. Income is reported by the members on their respective income tax returns.

The Company evaluated its tax positions and determined it has no uncertain tax positions that would materially change the financial statements as of December 31, 2011 and 2010.

The Company’s income tax returns are subject to review and examination by federal, state and local authorities. The tax returns for the years 2008 to 2010 are open to examination by federal and state authorities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 1, 2012, the date the financial statements were available to be issued.

NOTE 2 COMMITMENTS AND CONTINGENCIES

The Company is involved in claims arising in the ordinary course of business. Although it is not possible to predict the outcome of these matters, it is management’s opinion that the outcome will not have a material effect on the financial condition of the Company.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

BALANCE SHEET

DECEMBER 31, 2009

(UNAUDITED)

2009
ASSETS
CURRENT ASSETS
Cash	$1,010,633
Accounts Receivable	252,097
Unbilled Revenue	70,639
Prepaid Expense	207,684
Total Current Assets	1,541,053
Total Assets	$1,541,053
LIABILITIES AND MEMBERS’ CAPITAL
CURRENT LIABILITIES
Accounts Payable	$70,532
Accrued Payroll	13,160
Billings in Excess of Earnings	—
Total Current Liabilities	83,692
Total Liabilities	83,692
MEMBERS’ CAPITAL	1,457,361
Total Liabilities and Members’ Equity	$1,541,053

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENT OF OPERATIONS AND MEMBERS’ CAPITAL

YEAR ENDED DECEMBER 31, 2009

(UNADITED)

2009
FEE REVENUE	$17,472,000
OPERATING EXPENSES
Payroll Expense	2,734,384
Charitable Contributions	893,956
Other	679,075
Total Operating Expenses	4,307,415
NET INCOME	13,164,585
Members’ Capital—Beginning	(1,407,224)
Members’ Capital—Contributions
Members’ Capital—Distributions	(10,300,300)
MEMBERS’ CAPITAL—ENDING	$1,457,361

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(UNAUDITED)

2009
CASH FLOWS FROM OPERATING ACTIVITIES	$13,164,585
Net Income
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Accounts Receivable	(252,097)
Earnings in Excess of Billings	(70,639)
Prepaid Expenses	(51,298)
Increase (Decrease) in Current Liabilities:
Accounts Payable	(157,975)
Billings in Excess of Earnings	(2,285,000)
Accrued Payroll	(239,610)
Net Cash Provided by Operating Activities	10,107,966
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions Paid to Members	(10,300,000)
Contributions made by Members	—
Net Cash Provided by Financing Activities	(10,300,000)
NET INCREASE IN CASH	(192,034)
Cash—Beginning of Year	1,202,667
CASH—END OF YEAR	1,010,633

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Washington River Protection Solutions LLC (the Company) is a joint venture between two public companies organized for the purpose of eliminating the risk to the environment posed by the Hanford Site by cleaning and disposing of radioactive waste. The Company operates under a contract with Department of Energy (DOE) which is the source of 100% of the Company’s revenue for the year ended December 31, 2009.

Concentration of Credit Risk

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable—Related Party

The Company allows certain related parties to utilize their personnel and other resources. The balance in this account relates to the unreimbursed costs for that usage. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimated that no allowance was necessary based upon prior experience and analysis of individual accounts at December 31, 2009.

Revenue Recognition

The Company recognizes revenue using the milestone method on the performance based incentives related to the projects specified in the contract with the DOE. The amounts of the performance based incentives vary, depending on whether we achieve above-at, or below target results. We recognize incentive fees revenues as milestones are achieved. The total of all fee based payments that can be realized under the five year term of the contract cannot exceed $133 million.

The Company does not recognize, as revenue or cost of goods sold, any of the contract costs in these financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs of approximately $391 million were excluded from revenue and cost of goods sold for the year ended December 31, 2009.

Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period.

The asset, “Unbilled Revenue,” represents revenues recognized in excess of amounts billed.

Income Taxes

The Company is not a taxpaying entity for federal and state income tax purposes, and therefore does not include a provision for income taxes. Income is reported by the members on their respective income tax returns.

The Company evaluated its tax positions and determined it has no uncertain tax positions that would materially change the financial statements as of December 31, 2009.

The Company’s income tax returns are subject to review and examination by federal, state and local authorities. The tax return for the year 2007 is open to examination by federal and state authorities.

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

NOTE 3 COMMITMENTS AND CONTINGENCIES

The Company is involved in claims arising in the ordinary course of business. Although it is not possible to predict the outcome of these matters, it is management’s opinion that the outcome will not have a material effect on the financial condition of the Company.