Form 10-Q
period 2012-03-31
EnergySolutions, Inc.
filed 2012-05-10
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, 89,182,309 shares of the registrant’s common stock were outstanding.

ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three Month Period Ended March 31, 2012

PART I

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(in thousands of dollars, except per share information)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,886	$77,213
Accounts receivable, net of allowance for doubtful accounts	322,875	302,203
Costs and estimated earnings in excess of billings on uncompleted contracts	94,324	109,700
Income tax receivable	11,473	7,505
Prepaid expenses	6,759	7,071
Deferred income taxes	1,551	1,370
Nuclear decommissioning trust fund investments, current portion	165,978	174,270
Deferred costs, current portion	142,333	148,966
Other current assets	5,202	7,210
Total current assets	797,381	835,508
Property, plant and equipment, net	133,433	131,460
Goodwill	308,089	306,358
Other intangible assets, net	256,225	260,879
Nuclear decommissioning trust fund investments	508,946	523,326
Restricted cash and decontamination and decommissioning deposits	331,750	332,918
Deferred costs	443,856	465,577
Other noncurrent assets	183,151	164,758
Total assets	$2,962,831	$3,020,784
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,323	$—
Accounts payable	121,024	140,951
Accrued expenses and other current liabilities	214,167	230,698
Facility and equipment decontamination and decommissioning liabilities, current portion	154,272	160,520
Unearned revenue, current portion	161,103	159,112
Total current liabilities	651,889	691,281
Long-term debt, less current portion	812,040	812,734
Pension liability	146,988	128,748
Facility and equipment decontamination and decommissioning liabilities	582,465	603,381
Deferred income taxes	23,646	23,262
Unearned revenue, less current portion	447,649	469,497
Other noncurrent liabilities	6,984	6,624
Total liabilities	2,671,661	2,735,527
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 89,178,666 and 88,981,121 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	892	890
Additional paid-in capital	506,617	506,038
Accumulated other comprehensive loss	(22,372)	(28,369)
Capital deficiency	(194,682)	(194,013)
Total EnergySolutions stockholders’ equity	290,455	284,546
Noncontrolling interests	715	711
Total stockholders’ equity	291,170	285,257
Total liabilities and stockholders’ equity	$2,962,831	$3,020,784

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Month Period Ended March 31, 2012 and 2011

(in thousands of dollars, except per share information)

(unaudited)

	Three Month Period Ended March 31,
	2012	2011
Revenue	$490,692	$522,267
Cost of revenue	(459,012)	(472,965)
Gross profit	31,680	49,302
Selling, general and administrative expenses	(33,662)	(36,080)
Equity in income of unconsolidated joint ventures	730	1,400
Income (loss) from operations	(1,252)	14,622
Interest expense	(17,691)	(18,050)
Other income, net	18,282	15,428
Income (loss) before income taxes and noncontrolling interests	(661)	12,000
Income tax expense	(4)	(1,182)
Net income (loss)	(665)	10,818
Less: Net income attributable to noncontrolling interests	(4)	(909)
Net income (loss) attributable to EnergySolutions	$(669)	$9,909
Net (loss) income per common share of EnergySolutions:
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.11
Weighted average common shares outstanding:
Basic	89,065,585	88,709,078
Diluted	89,065,585	88,738,993

Other comprehensive income:
Net income (loss)	$(665)	$10,818
Foreign currency translation adjustments, net of taxes	5,844	3,586
Change in unrecognized actuarial gain	153	125
Other comprehensive income, net of taxes	5,332	14,529
Less: net income attributable to noncontrolling interests	(4)	(909)
Comprehensive income attributable to EnergySolutions	$5,328	$13,620

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three Month Period Ended March 31, 2012

(in thousands of dollars, except per share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	(Capital	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficiency)	Interests	Equity
Balance at December 31, 2011	88,981,121	$890	$506,038	$(28,369)	$(194,013)	$711	$285,257
Net loss	—	—	—	—	(669)	4	(665)
Equity-based compensation	—	—	665	—	—	—	665
Vesting of restricted stock	216,940	2	(2)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(19,395)	—	(84)	—	—	—	(84)
Change in unrecognized actuarial loss	—	—	—	153	—	—	153
Foreign currency translation	—	—	—	5,844	—	—	5,844
Balance at March 31, 2012	89,178,666	$892	$506,617	$(22,372)	$(194,682)	$715	$291,170

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Three Month Period Ended March 31, 2012 and 2011

(in thousands of dollars)

(unaudited)

	Three Month Period Ended March 31,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(665)	$10,818
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	19,017	20,238
Equity-based compensation expense	665	2,236
Deferred income taxes	203	2,729
Amortization of debt financing fees and debt discount	1,256	1,120
Gain on disposal of property, plant and equipment	(66)	(35)
Realized and unrealized gain on nuclear decommissioning trust fund investments	(19,514)	(15,673)
Changes in operating assets and liabilities:
Accounts receivable	(12,759)	(70,601)
Costs and estimated earnings in excess of billings on uncompleted contracts	16,180	6,211
Prepaid expenses and other current assets	(1,512)	(128)
Accounts payable	(23,471)	37,379
Accrued expenses and other current liabilities	(21,044)	35,812
Unearned revenue	(19,866)	(30,376)
Facility and equipment decontamination and decommissioning liabilities	(33,641)	(37,278)
Restricted cash and decontamination and decommissioning deposits	109	2,406
Nuclear decommissioning trust fund	41,086	20,141
Deferred costs	28,354	34,131
Other noncurrent assets	(14,172)	(13,334)
Other noncurrent liabilities	13,985	10,059
Net cash (used in) provided by operating activities	(25,855)	15,855
Cash flows from investing activities
Purchase of investments in nuclear decommissioning trust fund	(195,996)	(351,410)
Proceeds from sales of nuclear decommissioning trust fund investments	197,096	352,113
Purchases of property, plant and equipment	(6,981)	(3,800)
Purchases of intangible assets	—	(330)
Proceeds from disposition of property, plant and equipment	89	82
Net cash used in investing activities	(5,792)	(3,345)
Cash flows from financing activities
Repayments of long-term debt	—	(1,400)
Proceeds from exercise of stock options	—	57
Minimum tax withholding on restricted stock awards	(84)	—
Repayments of capital lease obligations	(74)	(58)
Net cash provided by (used in) financing activities	(158)	(1,401)
Effect of exchange rate on cash	1,478	(1,727)
Net (decrease) increase in cash and cash equivalents	(30,327)	9,382
Cash and cash equivalents, beginning of period	77,213	60,192
Cash and cash equivalents, end of period	$46,886	$69,574

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

References herein to “EnergySolutions,” the “Company,” “we,” “us” or “our” refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Envirocare of Utah, Inc. was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, Envirocare of Utah, Inc. converted to a limited liability company, Envirocare of Utah, LLC. Immediately thereafter, the sole member of Envirocare of Utah, LLC sold all of its member interest to ENV Holdings LLC. In 2006, Envirocare of Utah, LLC changed its name to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning (“D&D”) division of Scientech, LLC in October 2005, BNG America, LLC in February 2006, Duratek, Inc. in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, Reactor Sites Management Company Limited in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco Limited in December 2007.

On November 20, 2007, the date of the completion of our initial public offering, we completed our conversion to a corporate structure whereby EnergySolutions, LLC became a wholly owned subsidiary of EnergySolutions, Inc. As a result, the member of EnergySolutions, LLC contributed its membership equity interest for 75.2 million shares of $0.01 par value common stock of EnergySolutions, Inc. EnergySolutions, Inc., is organized and existing under the General Corporation Law of the state of Delaware. On July 30, 2008, we completed a secondary public offering of 35 million shares of common stock offered by ENV Holdings LLC, as selling stockholder.

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Government Group derives its revenue from United States (“U.S.”) government customers for the management and operation or clean-up of facilities with radioactive materials.  The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services (“CS”), Logistics, Processing and Disposal (“LP&D”) and International. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and U.S. Department of Defense.  The Global Commercial Group provides a broad range of services both nationally and internationally, including (i) on-site D&D services to commercial customers such as power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials; (ii) logistics, transportation, processing, and disposal services to both government and commercial customers at our facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina; and (iii) comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations, to commercial customers. Our international operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage, and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage, and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results that can be expected for the full year.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

We have majority voting rights for one of our minority-owned joint ventures. Accordingly, we have consolidated its operations in our consolidated financial statements and therefore, we recorded the noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to other noncontrolling partners.

Reclassifications

Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation. Approximately $14.0 million was reclassified from unearned revenue, current portion to accrued expenses and other current liabilities as of December 31, 2011.

Accounting for the Exelon Transaction

In December 2007, we entered into certain agreements with Exelon Corporation (“Exelon”) to dismantle the Zion Station nuclear power plant located in Zion, Illinois (the “Zion Station”). On the date of the closing of the asset sale agreement with Exelon, the nuclear decommissioning trust (the “NDT”) fund investments previously held by Exelon for the purpose of decommissioning the Zion Station were transferred to us and the use of those funds, and any investment returns arising therefrom, remain restricted solely for that purpose. The investments are classified as trading securities and as such, the realized and unrealized investment gains and losses are recorded in the condensed consolidated statement of operations and comprehensive income as other income (expense), net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the total costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we will perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

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

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for fiscal year 2012. The adoption of this guidance did not have an impact on our results of operations, financial position or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however, certain provisions related to the presentation of reclassification adjustments have been deferred by recent guidance issued in December 2011, in which entities are allowed to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of these updates.  The adoption of this guidance did not have an impact on our consolidated financial statements as it only requires a change in the format of our current presentation.

(4) Trust Fund Investments

The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of March 31, 2012, investments held by the NDT fund, net, totaled $674.9 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds.

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

We consolidate the NDT fund as a variable interest entity (“VIE”). We have a contractual interest in the NDT fund and this interest is a variable interest due to its exposure to the fluctuations caused by market risk. We are able to control the NDT fund by appointing the trustee, and subject to certain restrictions, we are able to direct the investment policies of the fund. We are also the primary beneficiary of the NDT fund as we benefit from positive market returns and bear the risk of market losses.

NDT fund investments consisted of the following (in thousands):

	As of March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$96	$—	$—	$96
Receivables for securities sold	13,065	—	—	13,065
Investments
Corporate debt securities	293,875	11,643	(1,489)	304,029
Equity securities	15,560	6,258	(122)	21,696
Direct lending securities	68,293	2,994	(262)	71,025
Debt securities issued by states of the United States	47,744	2,346	(46)	50,044
Commingled funds	54,423	1,834	—	56,257
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	159,132	4,094	(683)	162,543
Total investments	639,027	29,169	(2,602)	665,594
Total assets	652,188	29,169	(2,602)	678,755
Liabilities
Payables for securities purchased	(3,831)	—	—	(3,831)
Total liabilities	(3,831)	—	—	(3,831)
Net assets held by the NDT fund	$648,357	$29,169	$(2,602)	674,924
Less: current portion				(165,978)
Long-term investments				$508,946

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

	As of December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$138	$—	$—	$138
Receivables for securities sold	8,996	—	—	8,996
Investments
Corporate debt securities	315,937	9,279	(4,844)	320,372
Equity securities	21,210	5,182	(434)	25,958
Direct lending securities	58,498	3,833	(333)	61,998
Debt securities issued by states of the United States	60,444	2,453	(390)	62,507
Commingled funds	45,979	—	(156)	45,823
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	165,766	6,201	(163)	171,804
Total investments	667,834	26,948	(6,320)	688,462
Net assets held by the NDT fund	$676,968	$26,948	$(6,320)	697,596
Less: current portion				(174,270)
Long-term investments				$523,326

We began consolidating the operations of the NDT fund on September 1, 2010. We have withdrawn from the NDT fund approximately $41.1 million and $161.5 million, for the three month period ended March 31, 2012 and the year ended December 31, 2011, respectively, to pay for D&D project expenses, estimated trust income taxes and trust management fees.

Unrealized gains resulting from adjustments to the fair value of the NDT fund investments were $5.9 million and $5.2 million for the three month periods ended March 31, 2012, and 2011, respectively. Net realized gains related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $13.6 million and $10.5 million for the three month periods ended March 31, 2012 and 2011, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income.

(5) Fair Value Measurements

We have implemented the accounting requirements for financial assets, financial liabilities, non-financial assets and non-financial liabilities reported or disclosed at fair value. The requirements define fair value, establish a three level hierarchy for measuring fair value in GAAP, and expand disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Assets are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The carrying value of accounts receivable, costs, and estimated earnings in excess of billings on uncompleted contracts, prepaid assets, accounts payable, and accrued expenses approximate their fair value principally because of the short-term nature of these assets and liabilities.

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $532.3 million as of March 31, 2012 and $524.4 million as of December 31, 2011. The carrying value of our senior secured credit facility was $527.0 million as of March 31, 2012 and December 31, 2011. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of March 31, 2012 and December 31, 2011, with a fair market value of approximately $309.7 million as of March 31, 2012 and $280.9 million as of December 31, 2011.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of March 31, 2012				As of December 31, 2011
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Cash	$96	$96	$—	$—	$138	$138	$—	$—
Receivables for securities sold	13,065	13,065	—	—	8,996	8,996	—	—
Investments
Commingled funds (1)	34,512	—	34,512	—	21,258	—	21,258	—
Fixed income securities (2)	516,616	65,516	451,100	—	554,578	49,271	505,307	—
Equity securities (3)	21,696	21,696	—	—	25,958	25,958	—	—
Direct lending securities (4)	71,025	—	—	71,025	61,998	—	—	61,998
Units of participation (1)	21,745	—	21,745	—	24,670	—	24,670	—
Total investments	665,594	87,212	507,357	71,025	688,462	75,229	551,235	61,998
Total assets	678,755	100,373	507,357	71,025	697,596	84,363	551,235	61,998
Liabilities
Payables for securities purchased	(3,831)	(3,831)	—	—	—	—	—	—
Total liabilities	(3,831)	(3,831)	—	—	—	—	—	—
Net assets held by the NDT fund	$674,924	$96,542	$507,357	71,025	$697,596	$84,363	$551,235	61,998

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

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

Direct Lending Securities	March 31, 2012	December 31, 2011
Beginning balance	$61,998	$—
Purchases and issuances	17,267	95,573
Sales, dispositions and settlements	(7,797)	(37,167)
Realized gains and losses	323	92
Change in unrealized gains and losses	(766)	3,500
Ending balance	$71,025	$61,998

(6) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our condensed consolidated statements of operations and comprehensive income. In

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary. During the three month period ended March 31, 2012, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures (in thousands):

	As of March 31, 2012	As of December 31, 2011
Current assets	$53,833	$46,820
Current liabilities	27,487	22,356

	For The Three Month Period Ended March 31,
	2012	2011
Revenue	$32,667	$55,189
Gross profit	2,011	3,619
Net income	1,909	3,476
Net income attributable to EnergySolutions	730	1,400

Our percentage of ownership of unconsolidated joint ventures as of March 31, 2012 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

We did not receive any dividend distributions from our unconsolidated joint ventures during the three month period ended March 31, 2012. We received $2.6 million of dividend distributions from our unconsolidated joint ventures during the three month period ended March 31, 2011.

Noncontrolling interest

We have majority voting rights for one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements. Assets from our consolidated joint venture can only be used to settle its own obligations. Additionally, our assets cannot be used to settle the joint ventures’ obligations because this minority owned joint venture does not have recourse to our general credit. In December 2011, we acquired 100% of the noncontrolling interest in our Isotek Systems, LLC consolidated joint venture. Prior to the acquisition, Isotek Systems, LLC’s operations were included in our consolidated financial statements with the noncontrolling interest reflected.

We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors’ share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the three month periods ended March 31, 2012 and 2011 was $0 and $0.9 million, respectively. No distributions were made for the three month periods ended March 31, 2012 and 2011.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(7) Goodwill

As of March 31, 2012 and December 31, 2011, we had recorded $308.1 million and $306.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the three month periods ended March 31, 2012 and 2011, we recorded translation gains of $1.7 million and $1.8 million, respectively, related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform an impairment test for goodwill annually, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our annual testing date is April 1. For purposes of the goodwill impairment assessment, goodwill is allocated to each of our reporting units which are Government Group, Commercial Services, LP&D and International. These reporting units were determined based on our internal management reporting and organizational structure. Goodwill is assigned to each of these reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share, and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any. In determining the fair value of the reporting units, we probability weight the future business opportunities based on our internal assessments. However, some of the proposals are for very substantial contract awards, and winning or losing those bids can have a significant impact on our fair value calculations.

During the fourth quarter of 2011 and as described further in our Annual Report on Form 10-K for the year ended December 31, 2011, we determined that an interim impairment analysis was required as of December 31, 2011, and based on the preliminary results of this analysis, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units. We completed the second step of this analysis during the first quarter of 2012, and no adjustments were recorded as a result of the completion of this assessment. From the date of our interim goodwill impairment assessment through the date of this report, there were no events or circumstances that indicated that additional impairment exists in any of our reporting units.  As such, no additional impairment charges were recorded for the three month period ended March 31, 2012.

(8) Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology.  All of our intangibles are subject to amortization.

Other intangible assets consisted of the following (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$240,853	$(69,006)	17.6 years	$240,853	$(66,544)	17.9 years
Customer relationships	160,448	(82,285)	6.2 years	157,594	(77,661)	6.4 years
Technology and other	15,490	(9,275)	3.8 years	15,490	(8,853)	4.1 years
Non competition	1,030	(1,030)	—	1,030	(1,030)	—
Total amortizable intangibles	$417,821	$(161,596)	13.8 years	$414,967	$(154,088)	14.0 years

Amortization expense was $6.5 million and $6.6 million for the three month periods ended March 31, 2012 and 2011, respectively. In addition, we recorded translation gains of $1.8 million and $3.1 million, for the three month periods ended March 31, 2012 and 2011, respectively, related to intangible assets denominated in foreign currencies.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Term loan facilities due through 2016(1)	$527,000	$527,000
Term loan unamortized discount	(10,259)	(10,797)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,378)	(3,469)
Revolving Credit Facility	—	—
Total debt	813,363	812,734
Less: current portion	(1,323)	—
Total long-term debt	$812,040	$812,734

(1)          The variable interest rate on borrowings under our senior secured credit facility was 6.25% as of March 31, 2012 and December 31, 2011.

On August 13, 2010, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5%, and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $34.2 million was used to fund letters of credit issued as of March 31, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements, and provide credit support for obligations acquired under the agreements with Exelon. As of March 31, 2012, borrowings equivalent to $310.2 million, under the Term Loan, were held in a restricted cash account as collateral for our reimbursement obligations with respect to letters of credit.

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

As of March 31, 2012, we had mandatory principal repayments based on scheduled repayments of $1.3 million due within the next 12 months. We have not made any principal repayments during 2012. We made principal repayments totaling $1.4 million, for the three month period ended March 31, 2011.

The senior secured credit facility requires us to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ending March 31, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

March 31, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2012, our total leverage and cash interest coverage ratios were 2.86 and 2.84, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012, and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2012 were $7.0 million. As of March 31, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of our assets and the assets of each of our domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our subsidiary ZionSolutions, LLC, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

On August 13, 2010, we also completed a private offering of $300 million 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an indenture among EnergySolutions, Inc, EnergySolutions, LLC, the guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt, and senior in right of payment to all future subordinated debt.  In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If we experience a change in control, each holder will have the right to require that we purchase all or a portion of such holder’s senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The indenture contains, among other things, certain covenants limiting our ability, and the ability of one restricted subsidiary, to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur liens, sell assets and subsidiary stock, transfer all or substantially all of our assets, or enter into a merger or consolidation transactions, and enter into transactions with affiliates.

During the three month period ended March 31, 2012, we made cash interest payments totaling $25.0 million related to our outstanding debt obligations as of that date. During the three month period ended March 31, 2011, we made cash interest payments totaling $25.5 million, related to our outstanding debt obligations as of that date.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(10) Facility and Equipment Decontamination and Decommissioning

We recognize AROs when we have a legal obligation to perform D&D activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset, as is the case for all our AROs except for the Zion Station ARO, as described below.

Our traditional AROs are based on a cost estimate for a third party to perform the D&D work, which is inflated, using an inflation rate, to the expected time at which the D&D activity will occur, and then discounted back, using our credit adjusted risk free rate, to the present value. Subsequent to the initial measurement, the AROs are adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

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

Our facility and equipment D&D liabilities consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Facilities and equipment ARO—Zion Station	$669,180	$695,003
Facilities and equipment ARO—Clive, UT	28,798	29,220
Facilities and equipment ARO—other	31,408	31,277
Total facilities and equipment ARO	729,386	755,500
Barnwell Closure	7,351	8,401
	736,737	763,901
Less: current portion	(154,272)	(160,520)
	$582,465	$603,381

The following is a rollforward of our facilities and equipment ARO (in thousands):

	March 31, 2012	December 31, 2011
Beginning balance	$755,500	$812,114
Liabilities incurred	40	627
Liabilities settled	(33,641)	(186,625)
Accretion expense	7,487	32,319
ARO estimate adjustments	—	97,065
Ending liability	$729,386	$755,500

For certain of our D&D obligations, we are required to deposit cash relating to our D&D obligation in the form of a restricted cash account, a deposit in escrow, or in a trust fund. D&D deposits consist principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations. Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not extinguish our D&D liabilities.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

The following table presents a summary of the D&D deposits available to fund closure and post-closure obligations related to our AROs (in thousands):

	March 31, 2012	December 31, 2011
Zion Station plant - nuclear decommissioning trust fund (1)	$674,924	$697,596
Tennessee facilities - escrow account (2) (3)	13,913	13,888
Barnwell, South Carolina facility- trust fund account (2)	7,351	8,401
Clive, Utah facility - restricted cash account (2)	336	336

(1)          Included in current and noncurrent assets in the accompanying balance sheets. In connection with the execution of the agreements with Exelon, and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is cash-collateralized, with the funds included in non-current restricted cash in the accompanying consolidated balance sheets.

(2)          Included in restricted cash and decontamination and decommissioning deposits within other noncurrent assets in the accompanying condensed consolidated balance sheets.

(3)          To fund our obligation to clean and remediate our Tennessee facilities and equipment, we have also purchased insurance policies.

(11) Derivative Financial Instruments

We have foreign currency exposure related to our operations in the U.K. as well as in other foreign locations. Foreign currency gains and losses are included in other income (expenses), net, in the accompanying condensed consolidated statements of operations and comprehensive income. In January 2011, we implemented a foreign currency risk management program to hedge the operating income of one of our subsidiaries in the U.K., EnergySolutions EU Limited, to mitigate our exposure to foreign exchange rates as those results are consolidated in US dollars. As a result, we recognized foreign currency losses of $0.1 million and $0.1 million, for the three month periods ended March 31, 2012 and 2011, respectively.

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

The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Month Period ended March 31,
	2012	2011
Weighted average common shares—basic	89,065,585	88,709,078
Dilutive effect of restricted stock and stock options	—	29,915
Weighted average common shares—diluted	89,065,585	88,738,993
Anti-dilutive securities not included above	7,814,192	7,291,817

(13) Equity-Based Compensation

Stock Options and Restricted Stock

In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. We recorded non-cash compensation expense related to our stock option and restricted stock grants of $0.7 million for the three month period ended March 31, 2012, as compared to $2.2 million for the three month period ended March 31, 2011. As of March 31,

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

2012, we had $3.0 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted- average period of 1.4 years. As of March 31, 2012, there was $6.0 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.6 years.

(14) Income Taxes

We recognized an income tax expense of $4,000 and $1.2 million for the three month periods ended March 31, 2012 and 2011, respectively, based on an estimated annual effective tax rate on our consolidated operations of 0.7% and 10.7%, respectively, which is lower than the U.S. statutory rate of 35% primarily as a result of lower tax on income in foreign jurisdictions, the tax benefit of foreign research and development credits, and the recognition of certain unrecognized tax benefits, offset by a valuation allowance on certain domestic and foreign jurisdictions. During the three month periods ended March 31, 2012 and 2011, we made income tax payments of $4.3 million and $2.7 million, respectively.

As of March 31, 2012 and December 31, 2011, we had $0.1 million and $0.4 million, respectively, of gross unrecognized tax benefits, of which approximately $0.1 million is expected to reverse within the next 12 months. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes.  During the three month period ended March 31, 2012, we recognized an income tax benefit of $1.1 million, due to expiration of the statute of limitations to examine and challenge our tax positions by the taxing authorities in the jurisdictions in which we operate. During the three month period ended March 31, 2011, we finalized multiple year examinations by U.S. federal taxing authorities. The results of these examinations included a reduction to certain net operating loss carry-forward deferred tax assets of approximately $3.0 million, and various other adjustments with a combined impact of approximately $0.3 million. These adjustments were estimated and included in prior period financial statements. The additional impact for the quarter ended March 31, 2011, resulting from the finalization of these examinations, was the recording of non-cash tax benefits of approximately $2.4 million related to the reversal of certain tax reserves.

(15) Segment Reporting and Business Concentrations

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Government Group derives its revenue from government customers in the U.S., whereas the Global Commercial Group provides a broad range of services both nationally and internationally and reports its results under three separate operating business divisions: Commercial Services (“CS”), Logistics, Processing and Disposal (“LP&D”) and International.

The following table presents our segment information (in thousands):

	As of and for the Three Month Period ended March 31, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(5)	$42,389	$40,957	$44,389	$362,957	$—	$490,692
Income (loss) from operations(2)	(4,370)	906	2,553	18,947	(19,288)	(1,252)
Depreciation, amortization and accretion expense	407	7,552	5,653	1,902	3,503	19,017
Goodwill	73,594	90,129	89,548	54,818	—	308,089
Other long-lived assets(3)	25,021	25,865	267,779	54,940	16,053	389,658
Purchases of property, plant and equipment	—	2,637	3,562	473	309	6,981
Total assets(4)	167,996	1,580,549	555,386	574,091	84,809	2,962,831

	As of and for the Three Month Period ended March 31, 2011
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(5)	$79,350	$46,537	$54,266	$342,114	$—	$522,267
Income (loss) from operations(2)(5)	3,322	1,009	10,719	17,637	(18,065)	14,622
Depreciation, amortization and accretion expense	663	8,113	5,802	1,943	3,717	20,238
Goodwill	106,594	90,129	230,548	54,943	—	482,214
Other long-lived assets(3)	28,586	17,013	276,420	59,907	19,376	401,302
Purchases of property, plant and equipment	76	417	1,989	482	836	3,800
Total assets(4)	234,360	1,848,525	698,006	596,820	100,770	3,478,481

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(1)          We eliminate intersegment revenue in consolidation. Intersegment revenue for the three month periods ended March 31, 2012 and 2011 were $7.4 million and $2.6 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)          For the three month period ended March 31, 2012, we recorded $0.7 million of income from our unconsolidated joint ventures of which $17,280 loss is attributable to LP&D and $0.7 million income is attributable to the Government Group. Equity in income from unconsolidated joint ventures for the three month period ended March 31, 2011 was $1.4 million, and is attributable to the Government Group.

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

(16) Pension Plans

Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	For the Three Month Period ended March 31,
	2012	2011
Service cost	$13,943	$14,126
Interest cost	39,471	43,219
Expected return on plan assets	(42,613)	(45,580)
Net actuarial loss	117	—
	$10,918	$11,765

(17) Employee Termination Benefits

In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of the overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the three month periods ended March 31, 2012 and 2011, we recognized $0.0 million and $9.6 million, respectively, of expected employee termination benefits. These benefits are included in cost of revenue in the accompanying consolidated statements of operations related to our International operations. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 24 months.

The following is a reconciliation of the beginning and ending liability balances (in thousands):

	March 31, 2012	December 31, 2011
Beginning liability	$32,659	$36,753
Additions	—	9,591
Payments	(5,513)	(13,850)
Effect of exchange rate	1,030	165
Ending liability	$28,176	$32,659

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

Following the initial restructuring and as a result of the organizational review of the Magnox business and at the request of the NDA, it was also recommended to combine the Magnox North Limited and Magnox South Limited entities into a single entity. We successfully combined these two entities into a single entity, Magnox Limited, during the first quarter of 2011. This event delivered the first major milestone in the Magnox organizational restructuring program previously agreed to by the NDA. We have now reorganized the business into three operating divisions within the single legal entity, which has enabled the commencement of the next phase: a review of corporate support structures and associated manpower, which is expected to be completed during the second quarter of 2012.

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

The total termination benefit costs included within the MODP over the CSR period to 2015 is approximately £200 million, or approximately $314.2 million, and is expected to be paid over four years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met.

(18) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of March 31, 2012, we were not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results or cash flows.

(19) Guarantor and Non-Guarantor Financial Information

The senior notes due in 2018 were issued by EnergySolutions, Inc. (the “Parent”) and EnergySolutions, LLC (together with the Parent, the “Issuers”). The senior notes are jointly and severally guaranteed on a full and unconditional basis by each of the Parent’s current and future domestic wholly owned subsidiaries that are guarantors under the senior secured credit facility, other than ZionSolutions, LLC, which was established for the purpose of our license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

Presented below is the condensed consolidating financial information of the Issuers, our subsidiaries that are guarantors (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”). The following condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Month Period ended March 31, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$11,555	$95,796	$398,092	$(14,751)	$490,692
Cost of revenue	—	(8,871)	(89,973)	(374,919)	14,751	(459,012)
Gross profit	—	2,684	5,823	23,173	—	31,680
Selling, general and administrative expenses	—	(22,005)	(7,219)	(4,438)	—	(33,662)
Equity in income of unconsolidated joint ventures	—	—	730	—	—	730
Operating income (loss)	—	(19,321)	(666)	18,735	—	(1,252)
Interest expense	—	(14,253)	—	(3,438)		(17,691)
Income (loss) from subsidiaries	(5,369)	28,115	—	—	(22,746)	—
Other, net	—	90	(11)	18,203	—	18,282
Income (loss) before income taxes	(5,369)	(5,369)	(677)	33,500	(22,746)	(661)
Benefit from (provision for) income taxes	4,700	—	—	(4,704)	—	(4)
Net income (loss)	(669)	(5,369)	(677)	28,796	(22,746)	(665)
Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to EnergySolutions	$(669)	$(5,369)	$(677)	$28,792	$(22,746)	$(669)

Other comprehensive income:
Net income (loss)	(669)	(5,369)	(677)	28,796	(22,746)	(665)
Foreign currency translation adjustments, net of taxes	—	—	—	5,844	—	5,844
Change in unrecognized actuarial gain	—	—	—	153	—	153
Other comprehensive income (loss)	(669)	(5,369)	(677)	34,793	(22,746)	5,332
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income attributable to EnergySolutions	$(669)	$(5,369)	$(677)	$34,789	$(22,746)	$5,328

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Month Period ended March 31, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$28,598	$99,326	$404,015	$(9,672)	$522,267
Cost of revenue	—	(20,969)	(88,140)	(373,528)	9,672	(472,965)
Gross profit	—	7,629	11,186	30,487	—	49,302
Selling, general and administrative expenses	—	(19,696)	(7,363)	(9,021)	—	(36,080)
Equity in income of unconsolidated joint ventures	—	—	1,400	—	—	1,400
Operating income (loss)	—	(12,067)	5,223	21,466	—	14,622
Interest expense	—	(14,511)	—	(3,539)		(18,050)
Income(loss) from subsidiaries	6,562	33,347	—	—	(39,909)	—
Other, net	—	(207)	15	15,620	—	15,428
Income (loss) before income taxes	6,562	6,562	5,238	33,547	(39,909)	12,000
Benefit from (provision for) income taxes	3,347	—	—	(4,529)	—	(1,182)
Net income (loss)	9,909	6,562	5,238	29,018	(39,909)	10,818
Net income attributable to noncontrolling interests	—	—	—	(909)	—	(909)
Net income (loss) attributable to EnergySolutions	$9,909	$6,562	$5,238	$28,109	$(39,909)	$9,909

Other comprehensive income:
Net income (loss)	9,909	6,562	5,238	29,018	(39,909)	10,818
Foreign currency translation adjustments, net of taxes	—	—	—	3,586	—	3,586
Change in unrecognized actuarial gain	—	—	—	125	—	125
Other comprehensive income (loss)	9,909	6,562	5,238	32,729	(39,909)	14,529
Less: net income attributable to noncontrolling interests	—	—	—	(909)	—	(909)
Comprehensive income attributable to EnergySolutions	$9,909	$6,562	$5,238	$31,820	$(39,909)	$13,620

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As Of March 31, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$13,025	$22,786	$121,651	$641,041	$(1,122)	$797,381
Property, plant and equipment, net	—	67,167	58,331	7,935	—	133,433
Goodwill	—	29,765	223,506	54,818	—	308,089
Intangibles, net	—	168,374	34,718	53,133	—	256,225
Restricted cash	—	110,350	21,242	200,158	—	331,750
Nuclear decommissioning trust fund	—	—	—	508,946	—	508,946
Deferred costs	—	—	—	443,856	—	443,856
Investment in subsidiaries	(19,722)	553,144	—	—	(533,422)	—
Intercompany receivable	293,753	3,726	26,495	1,242	(325,216)	—
Other long term assets	—	12,318	13,830	157,003	—	183,151
TOTAL ASSETS	$287,056	$967,630	$499,773	$2,068,132	$(859,760)	$2,962,831
Liabilities and Stockholders’ Equity
Intercompany loan payable		293,753	—	—	(293,753)	—
Intercompany payable	—	—	—	31,463	(31,463)	—
Total current liabilities	(3,678)	44,118	52,397	560,174	(1,122)	651,889
Long-term debt, less current portion	—	615,876	—	196,164	—	812,040
Facility and equipment decontamination and decommissioning liabilities, less current portion	—	30,390	36,850	515,225	—	582,465
Unearned revenue, less current portion	—		—	447,649	—	447,649
Deferred income taxes	279	—	—	23,367	—	23,646
Other liabilities, net	—	3,215	804	149,953	—	153,972
Stockholders’ equity	290,455	(19,722)	409,722	143,422	(533,422)	290,455
Net income attributable to noncontrolling interests	—	—	—	715	—	715
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,056	$967,630	$499,773	$2,068,132	$(859,760)	$2,962,831

CONDENSED CONSOLIDATING BALANCE SHEET

For The Year Ended December 31, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$8,875	$42,959	$128,116	$659,638	$(4,080)	$835,508
Property, plant and equipment, net	—	68,428	56,845	6,187	—	131,460
Goodwill	—	29,764	223,506	53,088	—	306,358
Intangibles, net	—	171,349	36,400	53,130	—	260,879
Restricted cash	—	110,393	22,290	200,235	—	332,918
Nuclear decommissioning trust fund	—	—	—	523,326	—	523,326
Long-term deferred costs less current portion	—	—	—	465,577	—	465,577
Investment in subsidiaries	(19,961)	523,558	—	—	(503,597)	—
Intercompany receivable	297,586	31,078	21,095	1,967	(351,726)	—
Other long term assets	—	12,862	13,096	138,800	—	164,758
TOTAL ASSETS	$286,500	$990,391	$501,348	$2,101,948	$(859,403)	$3,020,784
Liabilities and Stockholders’ Equity
Intercompany loan payable		297,586	—	—	(297,586)	—
Intercompany payable	—	—	—	54,140	(54,140)	—
Total current liabilities	1,895	62,571	52,206	578,689	(4,080)	691,281
Long-term debt, less current portion	—	616,757	—	195,977	—	812,734
Facility and equipment decontamination and decommissioning liabilities, current portion	—	30,212	38,311	534,858	—	603,381
Unearned revenue, less current portion	—		—	469,497	—	469,497
Deferred income taxes	59	—	—	23,203	—	23,262
Other liabilities, net	—	3,226	433	131,713	—	135,372
Stockholders’ equity	284,546	(19,961)	410,398	113,160	(503,597)	284,546
Net income attributable to noncontrolling interests	—	—	—	711	—	711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,500	$990,391	$501,348	$2,101,948	$(859,403)	$3,020,784

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Three Month Period ended March 31, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(9,505)	$(6,385)	$8,212	$(22,680)	$4,503	$(25,855)
Cash flow from investing activities
Purchases of property, plant and equipment	—	(1,400)	(3,626)	(1,955)	—	(6,981)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(195,996)	—	(195,996)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	197,096	—	197,096
Proceeds from disposition of property, plant and equipment	—	—	89	—	—	89
Net cash provided by (used in) investing activities	—	(1,400)	(3,537)	(855)	—	(5,792)
Cash flows from financing activities
Intercompany loan receivable	3,832	27,351	(4,675)	—	(26,508)	—
Intercompany loan payable	—	(3,832)	—	—	3,832	—
Investment in subsidiary	(239)	(29,586)	—	—	29,825	—
Minimum tax withholding on restricted stock awards	(84)	—	—	—	—	(84)
Repayments of capital lease obligations	—	(74)	—	—	—	(74)
Net cash provided by (used in) financing activities	3,509	(6,141)	(4,675)	—	7,149	(158)
Effect of exchange rate on cash	5,996	5,996	—	1,138	(11,652)	1,478
Net increase in cash and cash equivalents	—	(7,930)	—	(22,397)	—	(30,327)
Cash and cash equivalents, beginning of period	—	695	—	76,518	—	77,213
Cash and cash equivalents, end of period	$—	$(7,235)	$—	$54,121	$—	$46,886

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Three Month Period ended March 31, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$14,318	$23,711	$5,298	$9,983	$(37,455)	$15,855
Cash flow from investing activities
Purchases of property, plant and equipment	—	(1,405)	(2,214)	(181)	—	(3,800)
Purchases of intangible assets	—	(330)	—	—	—	(330)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(351,410)	—	(351,410)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	352,113	—	352,113
Proceeds from disposition of property, plant and equipment	—	—	82	—	—	82
Net cash provided by (used in) investing activities	—	(1,735)	(2,132)	522	—	(3,345)
Cash flows from financing activities
Repayments of long-term debt	—	(1,400)	—	—	—	(1,400)
Intercompany loan receivable	(7,813)	(2,236)	6,000	—	4,049	—
Intercompany loan payable	—	20,107	(16,058)	—	(4,049)	—
Investment in subsidiary	(10,272)	(36,802)	—	—	47,074	—
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(58)	—	—	—	(58)
Net cash provided by (used in) financing activities	(18,028)	(20,389)	(10,058)	—	47,074	(1,401)
Effect of exchange rate on cash	3,710	3,710	718	(246)	(9,619)	(1,727)
Net increase in cash and cash equivalents	—	5,297	(6,174)	10,259	—	9,382
Cash and cash equivalents, beginning of period	—	18,587	11,048	30,557	—	60,192
Cash and cash equivalents, end of period	$—	$23,884	$4,874	$40,816	$—	$69,574

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Additional information concerning these and other factors can be found in our periodic filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011. Our SEC filings are available publicly on the SEC’s website at www.sec.gov, on EnergySolutions’ website at www.energysolutions.com or upon request from EnergySolutions’ Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning (“D&D”) services, operation of nuclear reactors, logistics, transportation, processing, and low-level radioactive waste disposal. We also own and operate strategic processing and disposal facilities that complement our services and uniquely position us to provide a single-source solution to our customers. We derive almost 100% of our revenue from the provision of nuclear services.

We provide our services through two customer groups: the Government Group and the Global Commercial Group. Our Government Group provides services to U.S. government customers for the management and operation, and/or clean-up of facilities with radioactive materials. The Global Commercial Group, reports its results under three operating business divisions: Commercial Services, Logistics, Processing and Disposal (“LP&D”), and International. Our Government Group customers are individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and the U.S. Department of Defense. Our Commercial Services operations provide a broad range of on-site services, including D&D services and comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials as well as state agencies in the U.S. Our LP&D operations provide a broad range of logistics, transportation, processing and disposal services to both government and commercial customers. Our LP&D division also operates our facilities for the processing and disposal of radioactive materials, including our facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. Our International division derives revenue primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International division also provides turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

Consistent with our experience in 2011, revenue from our Government Group declined for the three month period ended March 31, 2012 compared to the same period in 2011 due primarily to the completion of certain large contracts with the DOE in March 2011, and to decreased American Recovery and Reinvestment Act (“ARRA”) funding for 2012. In addition, in April 2012, the prime contractor on our Salt Waste project located at the Savannah River site informed the DOE of an estimated cost increase on the construction phase of the project that are unrelated to the Company’s work on the project.  As a result of this change in total budgeted project costs, the current potential incentive fee pool was reduced, which resulted in a corresponding reduction in the amount of incentive fee we had previously recognized. Such fee had been based on previously estimated costs and the estimated progress to date on the construction phase. We anticipate the contract will be renegotiated in late 2012 or early 2013, and that additional incentive fee will be added to the new contract. However, until negotiations occur and the related terms of the negotiated contract are known, we are unable to recognize any such potential additional incentive fee.

Notwithstanding the decline in our Government Group operations, our Global Commercial Group operations remain strong.  We continue to extend our business development efforts into Europe, Asia and Canada, and have won new contracts in Japan, Korea, Canada, Germany, and elsewhere.  Most notably we have been selected by Toshiba Corporation as the technology provider for the clean-up of a large volume of radioactively contaminated water at the damaged Fukushima Dai-ichi Nuclear Power Plant.

We continue our work on the Magnox contracts.  The Magnox contracts have been extended and are scheduled to expire on June 30, 2014.  As expected, the NDA published a notice advising of its intention to launch the contract rebid process that is expected to commence in the second half of 2012 and be completed in late 2013.  We intend to compete for the rebid of the Magnox contracts by teaming with one or more partners.

Results of Operations

The following table shows certain items from our income statements for the three month periods ended March 31, 2012 and 2011 (in thousands):

	Three Month Period Ended March 31,
	2012	2011
Revenue:
Government Group	$42,389	$79,350
Global Commercial Group
Commercial Services	40,957	46,537
LP&D	44,389	54,266
International	362,957	342,114
Total revenue	490,692	522,267
Cost of revenue:
Government Group	(43,675)	(73,242)
Global Commercial Group
Commercial Services	(39,420)	(41,421)
LP&D	(39,445)	(42,464)
International	(336,472)	(315,838)
Total cost of revenue	(459,012)	(472,965)
Gross profit (loss):
Government Group	(1,286)	6,108
Global Commercial Group
Commercial Services	1,537	5,116
LP&D	4,944	11,802
International	26,485	26,276
Total gross profit	31,680	49,302
Segment selling, general and administrative expenses:
Government Group	(3,814)	(4,186)
Global Commercial Group	(10,560)	(13,829)
Total segment selling, general and administrative expenses (1)	(14,374)	(18,015)
Segment operating income:
Government Group	(5,100)	1,922
Global Commercial Group	22,406	29,365
Total segment operating income	17,306	31,287
Corporate selling, general and administrative expenses (1)	(19,288)	(18,065)
Equity in income of unconsolidated joint ventures (2)	730	1,400
Total income (loss) from operations	(1,252)	14,622
Interest expense	(17,691)	(18,050)
Other income, net	18,282	15,428
Income (loss) before income taxes and noncontrolling interests	(661)	12,000
Income tax expense	(4)	(1,182)
Net income (loss)	(665)	10,818
Less: Net income attributable to noncontrolling interests	(4)	(909)
Net income (loss) attributable to EnergySolutions	$(669)	$9,909

(1)          Together, group and corporate selling, general and administrative expenses represent our total segment, general and administrative expenses as reported in the accompanying condensed consolidated statements of operations. As such, both amounts are needed to compute total consolidated income from operations for the three month periods ended March 31, 2012 and 2011.

(2)          For the three month period ended March 31, 2012, we recorded $0.7 million of income from our unconsolidated joint ventures of which $17,280 loss is attributable to LP&D and $0.7 million income is attributable to the Government Group.

Three Month Period Ended March 31, 2012 Compared to the Three Month Period Ended March 31, 2011

Government Group

Revenue from our Government Group decreased $37.0 million to $42.4 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to the completion of certain large contracts with the DOE in March 2011, and to decreased ARRA funding for 2012. Gross profit decreased by $7.4 million and gross margin decreased to a negative 3.0% for the three month period ended March 31, 2012 from 7.7% for the three month period ended March 31, 2011. The decrease in gross margin was due primarily to a fee reduction from our Salt Waste processing facility contract with the DOE, in which we act as a fee sharing partner with the prime contractor, resulting from expected costs to complete the contract exceeding the original total budgeted costs. The overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year.

Revenue and cost of revenue related to engineering and technology projects within the Government Group increased $7.5 million and $5.6 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 due primarily to increased testing activities on a large scale mixing contract awarded in August 2011, offset by the completion of technical and testing support activities at the DOE Waste Treatment Plant in Richland, Washington. As a result, gross profit increased $1.9 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from support activities performed on the East Tennessee Technology Park closure plan increased $2.2 million and $2.3 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to a ramp up of D&D activities during the quarter. As a result, gross profit decreased $0.1 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $21.0 million and $20.6 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due to completion of the hot functional testing phase of the project during March 2011. As a result, gross profit decreased $0.4 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $10.4 million and $9.3 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to decreased shipments of waste resulting from decreased ARRA funding and the winding down of our contract. As a result, gross profit decreased $1.1 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue from our Salt Waste processing facility contract decreased $6.1 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to a fee adjustment recorded during the quarter resulting from expected costs to complete the contract exceeding the original total budgeted costs. In contrast, cost of revenue increased $0.3 million due to increased work scope. As a result, gross profit decreased $6.4 million during the three month period ended March 31, 2012 compared to the same period in 2011. We anticipate the contract will be renegotiated in late 2012 or early 2013, and that additional fee will be added to the new contract.

Revenue and cost of revenue from our subsidiary EnergySolutions Performance Strategies Inc., decreased $5.4 million and $4.3 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit decreased $1.1 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our subsidiary Isotek Systems decreased $3.8 million and $3.5 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, primarily as a result of completion of heavy engineering design activity work during March 2011, and to a decrease on contract work scope during 2012. As a result, gross profit decreased $0.3 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Global Commercial Group

Commercial Services Operations

Revenue from our Commercial Services operations decreased $5.6 million to $41.0 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to lower scheduled procurement activities at the Zion Station, and to the completion of other large scale commercial projects during 2011. As a result, gross profit decreased $3.6 million and gross margin decreased to 3.8% for the three month period ended March 31, 2012 from 11.0% for the three month period ended March 31, 2011.

Revenue and cost of revenue related to the decommissioning of the Zion Station decreased $4.2 million and $2.9 million, respectively, for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011, due primarily to lower subcontractor costs, and lower purchases scheduled purchases of equipment and spent fuel casks when compared to 2011. As a result, gross profit decreased $1.3 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue from our utility project services division decreased $0.8 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 due primarily to decreased liquid waste processing activities. However, cost of revenue increased $0.2 million for the three month period ended March 31, 2012 compared to the same period in 2011 primarily due to increased material and overhead costs. Consequently, gross profit decreased $1.0 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our project services delivery group decreased $2.3 million and $0.6 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, primarily due to customer delays and work scope changes on the Humboldt Bay project and completion of work at Pearl Harbor and at GE’s Hitachi’s global nuclear fuel plant in Wilmington, North Carolina, during the fourth quarter of 2011, whereas no projects of this magnitude took place in during the first quarter of 2012. As a result, gross profit decreased $1.7 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our technology products group increased $1.1 million and $0.6 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to increased demand for liners and storage containers as well as increased cask design and fabrication activities. As a result, gross profit increased $0.5 million for the three month period ended March 31, 2012 compared to the same period in 2011.

LP&D Operations

Revenue from our LP&D operations decreased $9.9 million to $44.4 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to lower waste disposal volumes processed at our Clive, Utah facility driven primarily by decreased government stimulus funding. As result, gross profit decreased $6.9 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.

Revenue and cost of revenue related to our disposal facilities decreased $8.3 million and $1.7 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. The majority of costs at our disposal facilities are fixed, resulting in a disproportionate increase in cost of revenue as a percentage of revenue. As a result, gross profit decreased $6.6 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our processing facilities decreased $0.6 million and $1.0 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to decreased incineration activities resulting from equipment outages for scheduled maintenance during 2012 and reduced inventory processing costs. As a result, gross profit increased $0.4 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our logistics operations decreased $1.0 million and $0.4 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to decreased shipping activity on major contracts and lower subcontractor costs. As a result, gross profit decreased $0.6 million for the three month period ended March 31, 2012 compared to the same period in 2011.

International Operations

Revenue from our International operations increased $20.8 million to $363.0 million for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to the commencement of design activities to support clean-up operations in Japan and Korea, continued progress of fabrication activities in China, increased waste processing activities in Canada, and the timing in the recognition of fees from our operations in the U.K. Gross profit increased $0.2 million while gross margin decreased to 7.3% for the three month period ended March 31, 2012 from 7.7% for the three month period ended March 31, 2011 due primarily to lower incentive and generation fees recognized during the first quarter of 2012.

Revenue and cost of revenue from our operations at the Magnox sites in the U.K. increased $21.7 million and $25.2 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to a contribution received from the NDA to fund a deficit of the Magnox pension plan, offset by lower incentive and generation fees recognized during the first quarter of 2012. Revenue and cost of revenue were also negatively impacted by $6.2 million and $5.7 million, respectively, as a result of fluctuations in pound sterling exchange rates period over period. Gross profit decreased $3.5 million for the three month period ended March 31, 2012 compared to the same period in 2011, due primarily to lower generation fees resulting from the closure of the Oldbury nuclear power station in February 2012.

Revenue and cost of revenue from our operations in Asia increased $5.1 million and $2.6 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due primarily to increased design and fabrication activities at the Yangjiang and Haiyang, China nuclear reactor sites, higher fee recognized due to progress on the projects, and to the commencement of design activities to support clean-up operations in Japan and Korea. As a result, gross profit increased $2.5 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in Canada increased $1.4 million and $0.2 million, respectively, for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011, due to increased shipments of waste for processing and higher demand for waste storage services. As a result, gross profit increased $1.2 million for the three month period ended March 31, 2012 compared to the same period in 2011.

Group selling, general and administrative expenses

Group selling, general and administrative (“SG&A”) expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Group SG&A expenses decreased $3.6 million, or 20.2%, to $14.4 million for the three month period ended March 31, 2012 compared to $18.0 million for the three month period ended March 31, 2011, due primarily to lower bid and proposal costs incurred during 2012 on international projects and our ongoing effort to reduce SG&A expenses. Group SG&A expenses, as a percentage of revenue, decreased 0.7% for the three month period ended March 31, 2012 compared to the same period in 2011.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $1.2 million, or 6.8% to $19.3 million, for the three month period ended March 31, 2012, from $18.1 million for the three month period ended March 31, 2011 due primarily to an increase in professional fees associated with the optimization of our enterprise resource planning system, offset by decreased stock compensation expense. Corporate SG&A expenses, as a percentage of revenue, increased 0.3% for the three month period ended March 31, 2012 compared to the same period in 2011.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $0.7 million, or 48.0%, to $0.7 million for the three month period ended March 31, 2012, from $1.4 million for the three month period ended March 31, 2011, due primarily to a $0.6 million decrease from our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site and to a $0.1 million decrease from our proportional share of income from our LATA/Parallax Portsmouth, LLC joint venture, as a result of the completion of the contract during the first quarter of 2011.

Interest expense

Interest expense decreased $0.4 million to $17.7 million for the three month period ended March 31, 2012 from $18.1 million for the three month period ended March 31, 2011, due primarily to a decrease in outstanding borrowings during 2012. During the three month period ended March 31, 2012, we made interest payments totaling $25.0 million of which $16.1 million relates to the semi-annual payment of interest on the senior notes and $8.9 million relates to interest on the term loan and related senior secured revolving facility. For the three month periods ended March 31, 2012 and 2011, the variable interest rate on our term loan was 6.25%, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income, net

Other income, net, increased $2.9 million to $18.3 million for the three month periods ended March 31, 2012 from $15.4 million for the three month period ended March 31, 2011, due primarily to higher investment income earned on investments on the nuclear decommissioning trust (“NDT”) fund during the first quarter of 2012.

Income taxes

We recognized an income tax expense of $4,000 and $1.2 million for the three month periods ended March 31, 2012 and 2011, respectively, based on an estimated annual effective tax rate on our consolidated operations of 0.7% and 10.7%, respectively, which is lower than the U.S. statutory rate of 35% primarily as a result of lower tax on income in foreign jurisdictions, the tax benefit of foreign research and development credits, and the recognition of certain unrecognized tax benefits, offset by a valuation allowance on certain domestic and foreign jurisdictions. During the three month period ended March 31, 2012, we recognized an income tax benefit of $1.1 million due to expiration of the statute of limitations to examine and challenge our tax positions by the taxing authorities in the jurisdictions in which we operate.

During the three month period ended March 31, 2011, we finalized certain multiple year examinations by U.S. federal taxing authorities. The results of these examinations included a reduction to certain net operating loss carry-forward deferred tax assets. The impact resulting from the finalization of these examinations was the recording of tax benefits of approximately $2.4 million related to the reversal of certain tax reserves.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. Our cash flow from operations is impacted primarily by fluctuations in working capital caused by the timing of our billings to customers, collection terms of our contracts, stages of completion of our projects, the timing of payments to vendors and subcontractors, the timing of payment of dividends from our unconsolidated joint ventures, the changes in income tax liabilities, and to unforeseen events.

As of March 31, 2012, our principal sources of liquidity consisted of $46.9 million in existing cash and cash equivalents, of which $28.3 million was held in foreign jurisdictions. Due to U.S. tax laws and regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is subject to certain tax obligations. We also had $70.8 million available under the $105.0 million revolving portion of our senior secured credit facility, which is net of $34.2 million of outstanding letters of credit issued against it. As of March 31, 2012, we had no outstanding borrowings under our revolving line of credit.

As of March 31, 2012, we also had $322.9 million in accounts receivable and $94.3 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. Our Days Sales Outstanding (“DSO”) decreased to 60 days as of March 31, 2012 compared to 61 days as of December 31, 2011. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing accounts receivable as of the end of the quarter into the amount of revenue recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter. Our cash flow from operations and cash on hand for the three month period ended March 31,

2012, has been sufficient to cover our operating expenses without the need to draw on our Revolving Credit Facility to cover any shortfalls in the timing of receipts and payments. We are actively engaged in managing our working capital to reduce our DSO to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business.

Our cash and cash equivalents decreased $30.3 million to $46.9 million during the three month period ended March 31, 2012, compared to a $9.4 million increase in cash and cash equivalents for the three month period ended March 31, 2011. For the three month period ended March 31, 2012, cash used in operating activities was $25.8 million compared to cash provided by operating activities of $15.9 million for the three month period ended March 31, 2011. The decrease in cash flows from operating activities was due primarily to the timing of collections from customers, the use of advance payments from clients as projects advance and large payments made on vendor and subcontractor payables, employee incentive benefits and debt interest during the three month period ended March 31, 2012. We also reported a net loss of $0.7 million for the three month period ended March 31, 2012, compared to a net income of $10.8 million for the three month period ended March 31, 2011. The decrease in cash flows from operating activities was partially offset by increases of $16.2 million resulting from the decrease in costs and estimated earnings in excess of billings on uncompleted contracts, payments received from the NDT fund for work performed on the Zion Station project of approximately $41.1 million, and to the add back of significant non-cash expenses including depreciation, amortization and accretion expenses, amortization of debt financing fees and equity-based compensation expense.

We used $5.8 million of cash in investing activities during the three month period ended March 31, 2012, primarily to fund capital expenditures in the amount of $7.0 million related to the purchases of transportation equipment to support our disposal and logistics operations and for storage equipment to support waste disposal activities. Cash flow from investing activities was generated by sales of NDT fund investments of approximately $197.1 million of which $196.0 million was reinvested during the period. Investment income and realized earnings on the NDT fund are a source of working capital for the decommissioning work we perform at the Zion Station. We actively invest in securities to provide our target returns on the NDT trust assets to satisfy current and future decommissioning costs associated with the Zion Station ARO.

We will incur substantial costs associated with the D&D activities for the Zion Station project. However, we expect that the NDT fund will have sufficient assets to reimburse us for the cost of the work we perform. Nevertheless, in the event that we do not comply with the contractual requirements included in our agreements with Exelon Corporation (“Exelon”), we may become subject to additional financial requirements. These additional financial requirements may take the form of not being able to withdraw from the NDT fund for work performed, funding the work on the project through our own cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon.

Our financing activities provided $0.1 million in cash for the three month period ended March 31, 2012, due to repayments of capital lease obligations and repurchases of our common stock to pay for taxes due upon the vesting of restricted stock awards. Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures. Although we have no specific plans to do so at this time, if we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance those acquisitions.

Certain trends or uncertainties could have a material impact on our liquidity. For example, if interest rates increase substantially, that could dramatically increase our cash interest expense; if we are required to increase our bonding requirements on current or future projects it could materially impact our available liquidity under the Revolving Credit Facility; if the economy suddenly weakens or governments materially reduce future funding for nuclear remediation or D&D projects; these events could have a negative effect on our liquidity. Under certain terms and conditions of our senior secured credit facility, we have the ability, absent an event of default, to increase the size of our senior secured credit facility up to an additional $150.0 million. We do not anticipate the need to access this incremental commitment in our Revolving Credit Facility. Furthermore, we have the ability to hedge interest rate and foreign currency fluctuations, and we actively monitor these markets in order to mitigate our exposure to these risks.  Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures.

We had accumulated benefit obligations related to the Magnox pension plan of $3.5 billion as of December 31, 2011. See Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more detailed discussion. Approximately 97% of that obligation relates to the Magnox pension plan. The Magnox pension plan is funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of the contract. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and from those employees.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5%, and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $34.2 million was used to fund letters of credit issued as of March 31, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements, and provide credit support for obligations acquired under the agreements with Exelon. As of March 31, 2012, borrowings equal to $310.2 million, under the Term Loan, were held in a restricted cash account as collateral for our reimbursement obligations with respect to letters of credit.

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

As of March 31, 2012, we had mandatory principal repayments based on scheduled repayments of $1.3 million due within the next 12 months. We have not made any principal repayments during 2012. We made principal repayments totaling $1.4 million, for the three month period ended March 31, 2011.

The senior secured credit facility requires us to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ending March 31, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended March 31, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2012, our total leverage and cash interest coverage ratios were 2.86 and 2.84, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012, and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2012 were $7.0 million. As of March 31, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of our assets and the assets of each of our domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our subsidiary ZionSolutions, LLC, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

On August 13, 2010, we also completed a private offering of $300 million 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an indenture among EnergySolutions, Inc, EnergySolutions, LLC, the guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt, and senior in right of payment to all future subordinated debt.  In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If we experience a change in control, each holder will have the right to require that we purchase all or a portion of such holder’s senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The indenture contains, among other things, certain covenants limiting our ability, and the ability of one restricted subsidiary, to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur liens, sell assets and subsidiary stock, transfer all or substantially all of our assets, or enter into a merger or consolidation transactions, and enter into transactions with affiliates.

During the three month period ended March 31, 2012, we made cash interest payments totaling $25.0 million related to our outstanding debt obligations as of that date. During the three month period ended March 31, 2011, we made cash interest payments totaling $25.5 million, related to our outstanding debt obligations as of that date.

Exelon Agreement

In September 2010, we entered into an arrangement, through our subsidiary ZionSolutions, LLC, with Exelon to dismantle the Zion Station nuclear power plant which ceased operation in 1998. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with the Zion Station, including all assets held in its NDT. In consideration for Exelon’s transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule, and to construct a dry cask storage facility on the land for the spent nuclear fuel currently held in spent fuel pools at the Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The Nuclear Regulatory Commission (“NRC”) approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions.

To satisfy the conditions of the arrangement between ZionSolutions and Exelon, and to fulfill the requirements of the NRC to approve the license transfer, we (i) secured a $200 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and (iii) purchased the insurance coverages required of a licensee under the NRC’s regulations.

We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200 million letter of credit facility to further support the D&D activities at the Zion Station, which is held by ZionSolutions. If we exhausts our resources and ability to complete the D&D activities, and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) is then entitled to draw on the funds associated with the letter of credit. Under the terms of our financing arrangements, we obtained restricted cash and took on the liability for the letter of credit facility.

Off Balance Sheet Arrangements

As of March 31, 2012, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of March 31, 2012, we had an outstanding variable rate term loan of $527.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash.  We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of March 31, 2012, which is 58.0% of our outstanding long term debt net of restricted cash.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of March 31, 2012, we had $307.0 million in letters of credit issued under our senior secured credit facility and $34.2 million of letters of credit issued against our Revolving Credit Facility. As of March 31, 2012, we had $26.6 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, and insurance policies. As of March 31, 2012, the closure and post-closure requirements for our facilities were $148.2 million.

Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 15, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of March 31, 2012, based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

There have been no material developments to the legal proceedings disclosed under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of restricted stock granted under the EnergySolutions, Inc. 2007 Equity Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three month period ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

January 1, 2012 — January 31, 2012	—	$—	—	—
February 1, 2012 — February 29, 2012	10,726	$4.47	—	—
March 1, 2012 — March 31, 2012	8,668	$4.21	—	—

(1)         Shares cancelled as payment for minimum statutory withholding taxes upon the vesting of restricted stock issued pursuant to the EnergySolutions, Inc. 2007 Equity Incentive Plan.

Item 6.  Exhibits.

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*                 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2012.

ENERGYSOLUTIONS, INC.

By:	/s/ WILLIAM R. BENZ
William R. Benz
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*                       XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.