Form 10-Q
period 2012-06-30
EnergySolutions, Inc.
filed 2012-08-09
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, 90,231,653 shares of the registrant’s common stock were outstanding.

ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Month Periods Ended June 30, 2012

PART I

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(in thousands of dollars, except per share information)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,278	$77,213
Accounts receivable, net of allowance for doubtful accounts	300,177	302,203
Costs and estimated earnings in excess of billings on uncompleted contracts	89,199	109,700
Nuclear decommissioning trust fund investments, current portion	146,770	174,270
Deferred costs, current portion	131,316	148,966
Prepaid expenses and other current assets	25,352	23,156
Total current assets	764,092	835,508
Property, plant and equipment, net	127,821	131,460
Goodwill	306,885	306,358
Other intangible assets, net	248,558	260,879
Nuclear decommissioning trust fund investments	483,922	523,326
Restricted cash and decontamination and decommissioning deposits	332,112	332,918
Deferred costs	434,113	465,577
Other noncurrent assets	199,257	164,758
Total assets	$2,896,760	$3,020,784
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,646	$—
Accounts payable	108,711	140,951
Accrued expenses and other current liabilities	201,208	230,698
Facility and equipment decontamination and decommissioning liabilities, current portion	137,214	160,520
Unearned revenue, current portion	151,639	159,112
Total current liabilities	601,418	691,281
Long-term debt, less current portion	811,325	812,734
Pension liability	157,029	128,748
Facility and equipment decontamination and decommissioning liabilities	571,765	603,381
Unearned revenue, less current portion	444,715	469,497
Other noncurrent liabilities	16,687	29,886
Total liabilities	2,602,939	2,735,527
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 89,341,029 and 88,981,121 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	893	890
Additional paid-in capital	508,666	506,038
Accumulated other comprehensive loss	(27,021)	(28,369)
Capital deficiency	(189,238)	(194,013)
Total EnergySolutions stockholders’ equity	293,300	284,546
Noncontrolling interests	521	711
Total stockholders’ equity	293,821	285,257
Total liabilities and stockholders’ equity	$2,896,760	$3,020,784

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

Three and Six Month Periods Ended June 30, 2012 and 2011

(in thousands of dollars, except per share information)

(unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
Revenue	$392,621	$403,673	$883,313	$925,940
Cost of revenue	(356,718)	(371,006)	(815,730)	(843,972)
Gross profit	35,903	32,667	67,583	81,968
Selling, general and administrative expenses	(34,220)	(27,913)	(67,882)	(63,992)
Equity in income of unconsolidated joint ventures	2,406	2,881	3,136	4,281
Income from operations	4,089	7,635	2,837	22,257
Interest expense	(17,495)	(18,599)	(35,186)	(36,649)
Other income, net	15,443	17,150	33,725	32,578
Income before income taxes and noncontrolling interests	2,037	6,186	1,376	18,186
Income tax benefit (expense)	3,370	(5,550)	3,366	(6,732)
Net income	5,407	636	4,742	11,454
Less: Net income (loss) attributable to noncontrolling interests	37	(132)	33	(1,041)
Net income attributable to EnergySolutions	$5,444	$504	$4,775	$10,413
Earnings per common share of EnergySolutions:
Basic	$0.06	$0.01	$0.05	$0.12
Diluted	$0.06	$0.01	$0.05	$0.12
Weighted average common shares outstanding:
Basic	89,249,342	88,770,691	89,157,971	88,740,054
Diluted	89,249,363	88,775,506	89,158,079	88,779,538

Comprehensive income:
Net income	$5,407	$636	$4,742	$11,454
Foreign currency translation adjustments, net of taxes	(4,464)	2,205	1,380	5,791
Change in unrecognized actuarial gain	(185)	(3)	(32)	122
Other comprehensive income, net of taxes	758	2,838	6,090	17,367
Less: net income (loss) attributable to noncontrolling interests	37	(132)	33	(1,041)
Comprehensive income attributable to EnergySolutions	$795	$2,706	$6,123	$16,326

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six Month Period Ended June 30, 2012

(in thousands of dollars, except share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	(Capital	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficiency)	Interests	Equity
Balance at December 31, 2011	88,981,121	$890	$506,038	$(28,369)	$(194,013)	$711	$285,257
Net income (loss)	—	—	—	—	4,775	(33)	4,742
Equity-based compensation	—	—	2,722	—	—	—	2,722
Vesting of restricted stock	380,876	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(20,968)	—	(91)	—	—	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	(157)	(157)
Change in unrecognized actuarial loss	—	—	—	(32)	—	—	(32)
Foreign currency translation	—	—	—	1,380	—	—	1,380
Balance at June 30, 2012	89,341,029	$893	$508,666	$(27,021)	$(189,238)	$521	$293,821

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Six Month Period Ended June 30, 2012 and 2011

(in thousands of dollars)

(unaudited)

	Six Month Period Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$4,742	$11,454
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	37,732	40,249
Equity-based compensation expense	2,722	5,101
Deferred income taxes	(15,185)	1,785
Amortization of debt financing fees and debt discount	2,454	2,294
(Loss) gain on disposal of property, plant and equipment	(363)	63
Realized and unrealized gain on nuclear decommissioning trust fund investments	(34,613)	(34,330)
Changes in operating assets and liabilities:
Accounts receivable	4,455	(3,063)
Costs and estimated earnings in excess of billings on uncompleted contracts	20,594	1,328
Prepaid expenses and other current assets	(307)	1,870
Accounts payable	(33,559)	(4,109)
Accrued expenses and other current liabilities	(30,835)	(6,722)
Unearned revenue	(32,253)	(59,909)
Facility and equipment decontamination and decommissioning liabilities	(68,360)	(76,977)
Restricted cash and decontamination and decommissioning deposits	(671)	5,772
Nuclear decommissioning trust fund	99,308	59,292
Deferred costs	49,114	62,201
Other noncurrent assets	(34,633)	(25,271)
Other noncurrent liabilities	27,662	23,925
Net cash (used in) provided by operating activities	(1,996)	4,953
Cash flows from investing activities
Purchases of investments in nuclear decommissioning trust fund	(457,279)	(599,268)
Proceeds from sales of nuclear decommissioning trust fund investments	459,488	600,345
Purchases of property, plant and equipment	(11,116)	(10,221)
Purchases of intangible assets	—	(610)
Proceeds from disposition of property, plant and equipment	5,195	120
Net cash used in investing activities	(3,712)	(9,634)
Cash flows from financing activities
Repayments of long-term debt	—	(2,800)
Distributions to noncontrolling interests partners	(157)	—
Proceeds from exercise of stock options	—	57
Minimum tax withholding on restricted stock awards	(91)	(116)
Repayments of capital lease obligations	(313)	(210)
Net cash used in financing activities	(561)	(3,069)
Effect of exchange rate on cash	334	1,135
Net decrease in cash and cash equivalents	(5,935)	(6,615)
Cash and cash equivalents, beginning of period	77,213	60,192
Cash and cash equivalents, end of period	$71,278	$53,577

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

References herein to “EnergySolutions,” the “Company,” “we,” “us” or “our” refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Envirocare of Utah, Inc. was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste in Clive, Utah. In January 2005, Envirocare of Utah, Inc. converted to a limited liability company, Envirocare of Utah, LLC. Immediately thereafter, the sole member of Envirocare of Utah, LLC sold all of its member interest to ENV Holdings LLC. In 2006, Envirocare of Utah, LLC changed its name to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning (“D&D”) division of Scientech, LLC in October 2005, BNG America, LLC in February 2006, Duratek, Inc. in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies Inc.) in January 2007, Reactor Sites Management Company Limited in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco Limited in December 2007.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of results that can be expected for the full year.

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

Accounting for the Exelon Transaction

In December 2007, we entered into certain agreements with Exelon Corporation (“Exelon”) to dismantle the Zion Station nuclear power plant located in Zion, Illinois (the “Zion Station”). On the date of the closing of the asset sale agreement with Exelon, the nuclear decommissioning trust (the “NDT”) fund investments previously held by Exelon for the purpose of decommissioning the Zion Station were transferred to us and the use of those funds, and any investment returns arising therefrom, remain restricted solely for that purpose. The investments are classified as trading securities and as such, the realized and unrealized investment gains and losses are recorded in the condensed consolidated statements of operations and comprehensive income as other income, net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the total costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we will perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds included in ASC 450-20.

As the NDT fund assets transferred to us represented a prepayment of fees to perform the D&D work, we also recorded deferred revenue initially totaling $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

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

(4) Trust Fund Investments

The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of June 30, 2012, investments held by the NDT fund, net, totaled $630.7 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds.

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

NDT fund investments consisted of the following (in thousands):

	As of June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$(52)	$—	$—	$(52)
Receivables for securities sold	6,723	—	—	6,723
Investments
Corporate debt securities	264,540	12,601	(2,572)	274,569
Equity securities	15,710	5,467	(257)	20,920
Direct lending securities	74,238	9,177	(4,495)	78,920
Debt securities issued by states of the United States	55,521	3,017	(59)	58,479
Commingled funds	49,790	61	—	49,851
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	136,838	4,645	(79)	141,404
Total investments	596,637	34,968	(7,462)	624,143
Total assets	603,308	34,968	(7,462)	630,814
Liabilities
Payables for securities purchased	(122)	—	—	(122)
Total liabilities	(122)	—	—	(122)
Net assets held by the NDT fund	$603,186	$34,968	$(7,462)	630,692
Less: current portion				(146,770)
Long-term investments				$483,922

	As of December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$138	$—	$—	$138
Receivables for securities sold	8,996	—	—	8,996
Investments
Corporate debt securities	315,937	9,279	(4,844)	320,372
Equity securities	21,210	5,182	(434)	25,958
Direct lending securities	58,498	3,833	(333)	61,998
Debt securities issued by states of the United States	60,444	2,453	(390)	62,507
Commingled funds	45,979	—	(156)	45,823
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	165,766	6,201	(163)	171,804
Total investments	667,834	26,948	(6,320)	688,462
Net assets held by the NDT fund	$676,968	$26,948	$(6,320)	697,596
Less: current portion				(174,270)
Long-term investments				$523,326

We began consolidating the operations of the NDT fund on September 1, 2010. We have withdrawn from the NDT fund approximately $99.3 million and $161.5 million, for the six month period ended June 30, 2012 and the year ended December 31, 2011, respectively, to pay for D&D project expenses and estimated trust income taxes.

Unrealized gains resulting from adjustments to the fair value of the NDT fund investments were $0.9 million and $6.3 million for the three month periods ended June 30, 2012, and 2011, respectively, and $6.9 million and $11.6 million for the six month periods ended June 30, 2012, and 2011, respectively. Net realized gains related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $14.2 million and $12.3 million for the three month periods ended June 30, 2012 and 2011, respectively, and $27.7 million and $22.7 million for the six month periods ended June 30, 2012, and 2011, respectively. Both unrealized and realized gains and losses on the NDT fund investments are included in other income, net, in the condensed consolidated statements of operations and comprehensive income.

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

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $487.5 million as of June 30, 2012 and $524.4 million as of December 31, 2011. The carrying value of our senior secured credit facility was $527.0 million as of June 30, 2012 and December 31, 2011. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of June 30, 2012 and December 31, 2011, with a fair market value of approximately $244.5 million as of June 30, 2012 and $280.9 million as of December 31, 2011.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of June 30, 2012				As of December 31, 2011
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Cash	$(52)	$(52)	$—	$—	$138	$138	$—	$—
Receivables for securities sold	6,723	6,723	—	—	8,996	8,996	—	—
Investments
Commingled funds (1)	30,816	—	30,816	—	21,258	—	21,258	—
Fixed income securities (2)	474,452	67,655	406,797	—	554,578	49,271	505,307	—
Equity securities (3)	20,920	20,920	—	—	25,958	25,958	—	—
Direct lending securities (4)	78,920	—	—	78,920	61,998	—	—	61,998
Units of participation (1)	19,035	—	19,035	—	24,670	—	24,670	—
Total investments	624,143	88,575	456,648	78,920	688,462	75,229	551,235	61,998
Total assets	630,814	95,246	456,648	78,920	697,596	84,363	551,235	61,998
Liabilities
Payables for securities purchased	(122)	(122)	—	—	—	—	—	—
Total liabilities	(122)	(122)	—	—	—	—	—	—
Net assets held by the NDT fund	$630,692	$95,124	$456,648	$78,920	$697,596	$84,363	$551,235	61,998

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

Because we rely on a third party for valuation of Level 3 investments, we have concluded that quantitative information about significant unobservable inputs used in valuing these investments is not reasonably available.  This includes information regarding the sensitivity of the fair values to changes in the unobservable inputs.  We obtain annual valuations from the fund managers and gain an understanding of the inputs and assumptions used in preparing the valuations.  We also conclude on the reasonableness of the fair value of these investments.  We obtain quarterly reports from the fund managers and review for consistency and reasonableness with regards to the valuations of these investments that were analyzed at the most recent year-end.

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis for the 6 months ended June 30, 2012, and the year ended December 31, 2011 (in thousands):

Direct Lending Securities	June 30, 2012	December 31, 2011
Beginning balance	$61,998	$—
Purchases and issuances	27,988	95,573
Sales, dispositions and settlements	(12,294)	(37,167)
Realized gains and losses	45	92
Change in unrealized gains and losses	1,183	3,500
Ending balance	$78,920	$61,998

(6) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our condensed consolidated statements of operations and comprehensive income. In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary. During the six month period ended June 30, 2012, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures (in thousands):

	As of June 30, 2012	As of December 31, 2011
Current assets	$60,565	$46,820
Current liabilities	29,761	22,356

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2012	2011	2012	2011
Revenue	$47,234	$38,283	$70,953	$93,472
Gross profit	6,234	11,245	8,317	14,864
Net income	6,195	11,147	8,104	14,623
Net income attributable to EnergySolutions	2,406	2,881	3,136	4,281

Our percentage of ownership of unconsolidated joint ventures as of June 30, 2012 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

We received $0.8 million and $2.6 million of dividend distributions from our unconsolidated joint ventures during the six month periods ended June 30, 2012 and 2011, respectively.

Noncontrolling interest

We have majority voting rights for one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements. Assets from our consolidated joint venture can only be used to settle its own obligations. Additionally, our assets cannot be used to settle the joint venture’s obligations because this minority owned joint venture does not have recourse to our general credit. In December 2011, we acquired 100% of the noncontrolling interest in our Isotek Systems, LLC consolidated joint venture. Prior to the acquisition, Isotek Systems, LLC’s operations were included in our consolidated financial statements with the noncontrolling interest reflected.

We record noncontrolling interest income which reflects the portion of the earnings of operations which are attributable to other minority interest partners. Cash payments, representing the distributions of other investors’ share of cash generated by operations, are recorded as a reduction to noncontrolling interests. Noncontrolling interest income for the six month periods ended June 30, 2012 and 2011 was $0 and $1.0 million, respectively. Distributions to noncontrolling interest shareholders were $0.2 million and $0 for the three or six month periods ended June 30, 2012 and 2011.

(7) Goodwill

As of June 30, 2012 and December 31, 2011, we had recorded $306.9 million and $306.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive loss in the condensed consolidated balance sheets. For the six month periods ended June 30, 2012 and 2011, we recorded translation gains of $0.5 million and $1.8 million, respectively, related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform an impairment test on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Goodwill is assigned to each of our reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using a combined income and market approach. Forecasts of future cash flow utilized in the income approach are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share, volume of activity and general economic conditions. Changes in these forecasts could significantly change the calculated fair value of a reporting unit. The market approach is calculated based on market multiples for comparable companies as applied to our company-specific metrics.

During the fourth quarter of 2011 and as described further in our Annual Report on Form 10-K for the year ended December 31, 2011, we determined that an interim impairment analysis was required as of December 31, 2011, and based on the results of this analysis, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units totaling $174.0 million.

Due to adverse stock market conditions, change in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. This decline in share price during the second quarter of 2012 prompted us to perform an interim goodwill impairment test as of June 30, 2012.  Based on the first step of the analysis each of our reporting units’ fair value exceeded their carrying value. However, the fair value of the LP&D reporting unit exceeded its carrying value by less than 5% using a weighted average discount rate of 17% and a residual growth rate of 2.5%.  A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the LP&D reporting unit by 1.4%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the LP&D reporting unit by 1.4%. The calculated fair value of each of our other reporting units exceeded the reporting unit’s book value by amounts greater than 10% of their book value.  Although the fair value of each of the reporting units currently exceeds their carrying value, a deterioration of market conditions, an adverse change in regulatory requirements, reductions in government funding, failure to win new business or re-bids of current contracts or a continuation of the decline in our stock price and corresponding market capitalization could result in a future impairment loss.

(8) Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships and technology.  All of our intangibles are subject to amortization.

Other intangible assets consisted of the following (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$240,872	$(71,469)	17.4 years	$240,853	$(66,544)	17.9 years
Customer relationships	158,396	(85,036)	5.9 years	157,594	(77,661)	6.4 years
Technology and other	15,490	(9,695)	3.6 years	15,490	(8,853)	4.1 years
Total amortizable intangibles	$414,758	$(166,200)	13.7 years	$413,937	$(153,058)	14.0 years

Amortization expense was $6.5 million and $12.9 million for the three and six month periods ended June 30, 2012, respectively, as compared to $6.5 million and $13.1 million for the three and six month periods ended June 30, 2011, respectively.  For the six month periods ended June 30, 2012 and 2011, we recorded translation gains of $0.8 million and $3.0 million, respectively, related to intangible assets denominated in foreign currencies.  In conjunction with the performance of our interim goodwill impairment analysis, we determined that no indicators of impairment existed with regard to intangible assets.

(9) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Term loan facilities due through 2016(1)	$527,000	$527,000
Term loan unamortized discount	(9,743)	(10,797)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,286)	(3,469)
Revolving Credit Facility	—	—
Total debt	813,971	812,734
Less: current portion	(2,646)	—
Total long-term debt	$811,325	$812,734

(1)          The variable interest rate on borrowings under our senior secured credit facility was 6.25% as of June 30, 2012 and December 31, 2011.

On August 13, 2010, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5%, and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $41.8 million was used to fund letters of credit issued as of June 30, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements, and provide credit support for obligations acquired under the agreements with Exelon. As of June 30, 2012, borrowings equivalent to $310.6 million, under the Term Loan, were held in a restricted cash account as collateral for our reimbursement obligations with respect to letters of credit.

The Term Loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that we file our Annual Report on Form 10-K for such fiscal year with the SEC.

As of June 30, 2012, we had mandatory principal repayments based on scheduled repayments of $2.6 million due within the next 12 months. We have not made any principal repayments during 2012. We made principal repayments totaling $2.8 million during the six month period ended June 30, 2011.

The senior secured credit facility requires us to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted earnings, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted earnings to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ending June 30, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended June 30, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of June 30, 2012, our total leverage and cash interest coverage ratios were 2.97 and 2.77, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012, and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the six month period ended June 30, 2012 were $11.1 million. As of June 30, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

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

During the six month period ended June 30, 2012, we made cash interest payments totaling $34.2 million related to our outstanding debt obligations as of that date. During the six month period ended June 30, 2011, we made cash interest payments totaling $39.4 million, related to our outstanding debt obligations as of that date.

(10) Facility and Equipment Decontamination and Decommissioning

We recognize AROs when we have a legal obligation to perform D&D activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset, as is the case for all our AROs except for the Zion Station ARO, which is described below.

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

The ARO established in connection with the Zion Station project differs somewhat from our traditional AROs. The assets acquired in the Zion Station transaction have no fair value, no future useful life, and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion Station project is not accompanied by a related depreciable asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our condensed consolidated statements of operations and comprehensive income.

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

Our facility and equipment D&D liabilities consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011
Facilities and equipment ARO—Zion Station	$642,496	$695,003
Facilities and equipment ARO—Clive, UT	28,178	29,220
Facilities and equipment ARO—other	31,145	31,277
Total facilities and equipment ARO	701,819	755,500
Barnwell Closure	7,160	8,401
	708,979	763,901
Less: current portion	(137,214)	(160,520)
	$571,765	$603,381

The following is a rollforward of our facilities and equipment ARO (in thousands) for the 6 months ended June 30, 2012, and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
Beginning balance	$755,500	$812,114
Liabilities incurred	—	627
Liabilities settled	(68,360)	(186,625)
Accretion expense	14,982	32,319
ARO estimate adjustments	(303)	97,065
Ending liability	$701,819	$755,500

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

The following table presents a summary of the D&D deposits available to fund closure and post-closure obligations related to our AROs for the six months ended June 30, 2012, and the year ended December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Zion Station plant - NDT fund (1)	$630,692	$697,596
Tennessee facilities - escrow account (2) (3)	13,895	13,888
Barnwell, South Carolina facility - trust fund account (2)	7,160	8,401
Clive, Utah facility - restricted cash account (2)	336	336

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

(11) Derivative Financial Instruments

We have foreign currency exposure related to our operations in the U.K. as well as in other foreign locations. Foreign currency gains and losses are included in other income, net, in the accompanying condensed consolidated statements of operations and comprehensive income. In January 2011, we implemented a foreign currency risk management program to hedge the operating income of one of our subsidiaries in the U.K., EnergySolutions EU Limited, to mitigate our exposure to foreign exchange rates as those results are consolidated in US dollars. As a result, we recognized foreign currency gains of $0.2 million and $0.2 million, for the three and six month periods ended June 30, 2012, respectively. No gains or losses were incurred for the three month period ended June 30, 2011. We recognized losses of $0.1 million for the six month period ended June 30, 2011.

(12) Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to outstanding stock options and non-vested restricted stock awards and are determined using the treasury stock method.

The following table sets forth the computation of the common shares outstanding in determining basic and diluted earnings per share:

	For the Three Month Period ended June 30,		For the Six Month Period ended June 30,
	2012	2011	2012	2011
Weighted average common shares—basic	89,249,342	88,770,691	89,157,971	88,740,054
Dilutive effect of restricted stock and stock options	21	4,815	108	39,484
Weighted average common shares—diluted	89,249,363	88,775,506	89,158,079	88,779,538
Anti-dilutive securities not included above	8,118,514	7,704,812	7,967,689	7,437,770

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

We recorded non-cash compensation expense related to our stock option and restricted stock grants of $2.1 million and $2.7 million for the three and six month periods ended June 30, 2012, respectively, as compared to $2.9 million and $5.1 million for the three and six month periods ended June 30, 2011, respectively.

As of June 30, 2012, we had $2.5 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.4 years. As of June 30, 2012, there was $5.2 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

(14) Income Taxes

Undistributed earnings of our foreign subsidiaries amounted to approximately $110 million at December 31, 2011.  Those earnings had been considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes had been provided thereon.  During the quarter ended June 30, 2012, primarily due to a change in management, the Company revised its assertion with respect to a portion of the 2011 earnings and all current and future earnings of its U.K. subsidiary.  The indefinite reinvestment assertion continues to apply to the remaining balance of approximately $92 million of undistributed foreign earnings from prior periods. As a result of the expected partial repatriation during 2012, we have released a valuation allowance previously recorded against U.S. net operating losses expected to be utilized as a result of the increase in estimated U.S. taxable income, including certain losses with a SRLY limitation.

We recognized an income tax benefit of $3.4 million and income tax expense of $6.7 million for the six month periods ended June 30, 2012 and 2011, respectively, for a year-to-date effective rate of negative 238.9% and 39.3%, respectively, based on an estimated annual effective tax rate method.  The negative effective tax rate results from the combination of an income tax benefit and pretax book income.  The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax benefit relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management’s assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion and the recognition of certain unrecognized tax benefits.

During the six month periods ended June 30, 2012 and 2011, we made income tax payments of $13.1 million and $5.1 million, respectively.

As of June 30, 2012 and December 31, 2011, we had $0.1 million and $0.4 million, respectively, of gross unrecognized tax benefits. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes.  During the six month period ended June 30, 2012, the Company recognized an income tax benefit of $1.1 million, due to the expiration of the statute of limitations to examine and challenge our tax positions.  During the six month period ended June 30, 2011, the Company recognized an income tax benefit of $2.4 million related to the finalization of U.S. federal examinations.

(15) Segment Reporting and Business Concentrations

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Government Group derives its revenue from government customers in the U.S., whereas the Global Commercial Group provides a broad range of services both nationally and internationally and reports its results under three separate operating business divisions: CS, LP&D and International.

The following table presents our segment information (in thousands):

	As of and For the Three Month Period Ended June 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1) (5)	$38,383	$39,522	$48,972	$265,744	$—	$392,621
Income (loss) from operations (2)	7,160	1,798	9,249	7,341	(21,459)	4,089
Depreciation, amortization and accretion expense	233	7,557	5,418	1,953	3,555	18,716
Purchases of property, plant and equipment	—	1,302	1,898	288	647	4,135

	As of and For the Three Month Period Ended June 30, 2011
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1) (5)	$54,409	$47,755	$62,432	$239,077	$—	$403,673
Income (loss) from operations (2)	3,318	(1,808)	18,692	(32)	(12,535)	7,635
Depreciation, amortization and accretion expense	661	7,969	6,082	1,989	3,310	20,011
Purchases of property, plant and equipment	(54)	(30)	5,289	(336)	1,552	6,421

	As of and for the Six Month Period Ended June 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)(5)	$80,772	$80,479	$93,361	$628,701	$—	$883,313
Income (loss) from operations (2)	2,790	2,704	11,802	26,288	(40,747)	2,837
Depreciation, amortization and accretion expense	640	15,109	11,071	3,854	7,058	37,732
Goodwill	73,594	90,129	89,548	53,614	—	306,885
Other long-lived assets (3)	19,127	23,980	264,888	52,083	16,301	376,379
Purchases of property, plant and equipment	2	3,939	5,460	761	954	11,116
Total assets (4)	168,427	1,511,568	547,699	578,269	90,797	2,896,760

	As of and for the Six Month Period Ended June 30, 2011
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1)(5)	$133,759	$94,292	$116,698	$581,191	$—	$925,940
Income (loss) from operations (2)	6,640	(798)	29,410	17,605	(30,600)	22,257
Depreciation, amortization and accretion expense	1,324	16,082	11,884	3,932	7,027	40,249
Goodwill	106,594	90,129	230,548	54,906	—	482,177
Other long-lived assets (3)	27,309	19,003	274,235	58,050	17,353	395,950
Purchases of property, plant and equipment	22	388	7,278	146	2,387	10,221
Total assets (4)	203,409	1,795,189	701,557	549,024	80,477	3,329,656

(1)          We eliminate intersegment revenue in consolidation. Intersegment revenue for the three and six month periods ended June 30, 2012 were $5.9 million and $13.3 million, respectively. Intersegment revenue for the three and six month periods ended June 30, 2011 were $5.9 million and $8.5 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)          For the three month period ended June 30, 2012, we recorded $2.4 million of income from our unconsolidated joint ventures of which $0.1 million income is attributable to LP&D and $2.3 million income is attributable to the Government Group. For the six month period ended June 30, 2012, we recorded $3.1 million of income from our unconsolidated joint ventures of which $0.1 million income is attributable to LP&D and $3.0 million income is attributable to the Government Group. Equity in income from unconsolidated joint ventures for the three and six month periods ended June 30, 2011 was $2.9 million and $4.3 million, respectively, and was attributable to the Government Group.

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

(16) Pension Plans

Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	For the Three Month Period ended June 30,		For the Six Month Period ended June 30,
	2012	2011	2012	2011
Service cost	$14,054	$14,399	$27,997	$28,525
Interest cost	39,788	44,053	79,259	87,272
Expected return on plan assets	(42,955)	(46,460)	(85,569)	(92,040)
Net actuarial loss	119	—	237	—
	$11,006	$11,992	$21,924	$23,757

(17) Employee Termination Benefits

In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of the overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the six month periods ended June 30, 2012 and 2011, we recognized $0 and $9.8 million, respectively, of expected employee termination benefits. These benefits are included in cost of revenue in the accompanying consolidated statements of operations related to our International operations. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 24 months.

The following is a reconciliation of the beginning and ending liability balances for the six months ended June 30, 2012, and the year ended December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Beginning liability	$32,659	$36,753
Additions	—	9,591
Payments	(12,683)	(13,850)
Effect of exchange rate	472	165
Ending liability	$20,448	$32,659

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

Following the initial restructuring and as a result of the organizational review of the Magnox business and at the request of the NDA, it was also recommended to combine the Magnox North Limited and Magnox South Limited entities into a single entity. We successfully combined these two entities into a single entity, Magnox Limited, during the first quarter of 2011. This event delivered the first major milestone in the Magnox organizational restructuring program previously agreed to by the NDA. We have now reorganized the business into three operating divisions within the single legal entity, which has enabled the commencement of the next phase: a review of corporate support structures and associated manpower, which is expected to be completed during 2012.

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

The total termination benefit costs included within the MODP over the CSR period to 2015 is approximately £200 million, or approximately $312.3 million, and is expected to be paid over four years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met.

(18) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of June 30, 2012, we were not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results or cash flows.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As Of June 30, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$3,280	$23,699	$123,724	$615,046	$(1,657)	$764,092
Property, plant and equipment, net	—	65,956	53,257	8,608	—	127,821
Goodwill	—	29,764	223,506	53,615	—	306,885
Intangibles, net	—	165,418	33,036	50,104	—	248,558
Restricted cash	—	110,596	21,055	200,461	—	332,112
Nuclear decommissioning trust fund	—	—	—	483,922	—	483,922
Deferred costs	—	—	—	434,113	—	434,113
Investment in subsidiaries	(23,635)	582,056	—	—	(558,421)	—
Intercompany receivable	298,924	(13,154)	52,068	1,721	(339,559)	—
Other long term assets	—	11,789	17,618	169,850	—	199,257
TOTAL ASSETS	$278,569	$976,124	$524,264	$2,017,440	$(899,637)	$2,896,760
Liabilities and Stockholders’ Equity
Intercompany loan payable	—	298,923	—	—	(298,923)	—
Intercompany payable	—	—	—	40,636	(40,636)	—
Total current liabilities	(1,956)	52,234	58,729	494,067	(1,656)	601,418
Long-term debt, less current portion	—	614,972	—	196,353	—	811,325
Facility and equipment decontamination and decommissioning liabilities, less current portion	—	30,572	35,592	505,601	—	571,765
Unearned revenue, less current portion	—	—	—	444,715	—	444,715
Deferred income taxes	(12,774)	—	—	22,696	—	9,922
Other liabilities, net	—	3,057	1,368	159,369	—	163,794
Stockholders’ equity	293,299	(23,634)	428,575	153,482	(558,422)	293,300
Net income attributable to noncontrolling interests	—	—	—	521	—	521
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,569	$976,124	$524,264	$2,017,440	$(899,637)	$2,896,760

CONDENSED CONSOLIDATING BALANCE SHEET

For The Year Ended December 31, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$8,875	$42,959	$128,116	$659,638	$(4,080)	$835,508
Property, plant and equipment, net	—	68,428	56,845	6,187	—	131,460
Goodwill	—	29,764	223,506	53,088	—	306,358
Intangibles, net	—	171,349	36,400	53,130	—	260,879
Restricted cash	—	110,393	22,290	200,235	—	332,918
Nuclear decommissioning trust fund	—	—	—	523,326	—	523,326
Long-term deferred costs less current portion	—	—	—	465,577	—	465,577
Investment in subsidiaries	(19,961)	523,558	—	—	(503,597)	—
Intercompany receivable	297,586	31,078	21,095	1,967	(351,726)	—
Other long term assets	—	12,862	13,096	138,800	—	164,758
TOTAL ASSETS	$286,500	$990,391	$501,348	$2,101,948	$(859,403)	$3,020,784
Liabilities and Stockholders’ Equity
Intercompany loan payable		297,586	—	—	(297,586)	—
Intercompany payable	—	—	—	54,140	(54,140)	—
Total current liabilities	1,895	62,571	52,206	578,689	(4,080)	691,281
Long-term debt, less current portion	—	616,757	—	195,977	—	812,734
Facility and equipment decontamination and decommissioning liabilities, current portion	—	30,212	38,311	534,858	—	603,381
Unearned revenue, less current portion	—		—	469,497	—	469,497
Deferred income taxes	59	—	—	23,203	—	23,262
Other liabilities, net	—	3,226	433	131,713	—	135,372
Stockholders’ equity	284,546	(19,961)	410,398	113,160	(503,597)	284,546
Net income attributable to noncontrolling interests	—	—	—	711	—	711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,500	$990,391	$501,348	$2,101,948	$(859,403)	$3,020,784

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Month Period ended June 30, 2012

 (in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$13,240	$91,682	$292,116	$(4,417)	$392,621
Cost of revenue	—	(8,757)	(70,538)	(281,840)	4,417	(356,718)
Gross profit	—	4,483	21,144	10,276	—	35,903
Selling, general and administrative expenses	—	(23,133)	(5,950)	(5,137)	—	(34,220)
Equity in income of unconsolidated joint ventures	—	—	2,406	—	—	2,406
Operating income (loss)	—	(18,650)	17,600	5,139	—	4,089
Interest expense	—	(14,234)	—	(3,261)	—	(17,495)
Income (loss) from subsidiaries	346	33,145	—	—	(33,491)	—
Other, net	—	85	1,255	14,103	—	15,443
Income (loss) before income taxes	346	346	18,855	15,981	(33,491)	2,037
Benefit from (provision for) income taxes	5,098	—	—	(1,728)	—	3,370
Net income (loss)	5,444	346	18,855	14,253	(33,491)	5,407
Net income attributable to noncontrolling interests	—	—	—	37	—	37
Net income (loss) attributable to EnergySolutions	$5,444	$346	$18,855	$14,290	$(33,491)	$5,444

Other comprehensive income:
Net income (loss)	5,444	346	18,855	14,253	(33,491)	5,407
Foreign currency translation adjustments, net of taxes		(4,464)		(4,464)	4,464	(4,464)
Change in unrecognized actuarial gain		(185)		(185)	185	(185)
Other comprehensive income (loss)	5,444	(4,303)	18,855	9,604	(28,842)	758
Less: net income attributable to noncontrolling interests				37		37
Comprehensive income attributable to EnergySolutions	5,444	(4,303)	18,855	9,641	(28,842)	795

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Six Month Period ended June 30, 2012

 (in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$24,795	$187,478	$690,208	$(19,168)	$883,313
Cost of revenue	—	(17,628)	(160,511)	(656,759)	19,168	(815,730)
Gross profit	—	7,167	26,967	33,449	—	67,583
Selling, general and administrative expenses	—	(45,138)	(13,169)	(9,575)	—	(67,882)
Equity in income of unconsolidated joint ventures			3,136			3,136
Operating income (loss)	—	(37,971)	16,934	23,874	—	2,837
Interest expense	—	(28,487)	—	(6,699)	—	(35,186)
Income (loss) from subsidiaries	(5,023)	61,260	—	—	(56,237)	—
Other, net	—	175	1,244	32,306	—	33,725
Income (loss) before income taxes	(5,023)	(5,023)	18,178	49,481	(56,237)	1,376
Benefit from (provision for) income taxes	9,798	—	—	(6,432)	—	3,366
Net income (loss)	4,775	(5,023)	18,178	43,049	(56,237)	4,742
Net income attributable to noncontrolling interests	—	—	—	33	—	33
Net income (loss) attributable to EnergySolutions	$4,775	$(5,023)	$18,178	$43,082	$(56,237)	$4,775

Other comprehensive income:
Net income (loss)	4,775	(5,023)	18,178	43,049	(56,237)	4,742
Foreign currency translation adjustments, net of taxes		1,380		1,380	(1,380)	1,380
Change in unrecognized actuarial gain		(32)		(32)	32	(32)
Other comprehensive income (loss)	4,775	(3,675)	18,178	44,397	(57,585)	6,090
Less: net income attributable to noncontrolling interests				33		33
Comprehensive income attributable to EnergySolutions	4,775	(3,675)	18,178	44,430	(57,585)	6,123

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Month Period Ended June 30, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$34,965	$96,491	$284,267	$(12,050)	$403,673
Cost of revenue	—	(16,970)	(89,085)	(277,001)	12,050	(371,006)
Gross profit	—	17,995	7,406	7,266	—	32,667
Selling, general and administrative expenses	—	(16,569)	(5,595)	(5,749)	—	(27,913)
Equity in income of unconsolidated joint ventures	—	—	2,881	—	—	2,881
Income (loss) from operations	—	1,426	4,692	1,517	—	7,635
Interest expense	—	(15,275)	—	(3,324)	—	(18,599)
Income from subsidiaries	7,067	20,686	—	—	(27,753)	—
Other income, net	—	230	38	16,882	—	17,150
Income before income tax	7,067	7,067	4,730	15,075	(27,753)	6,186
Income tax (expense) benefit	(6,563)	—	—	1,013	—	(5,550)
Net income (loss)	504	7,067	4,730	16,088	(27,753)	636
Net income attributable to noncontrolling interests	—	—	—	(132)	—	(132)
Net income attributable to EnergySolutions	$504	$7,067	$4,730	$15,956	$(27,753)	$504
Other comprehensive income:
Net income (loss)	504	7,067	4,730	16,088	(27,753)	636
Foreign currency translation adjustments, net of taxes		2,205		2,205	(2,205)	2,205
Change in unrecognized actuarial gain		(3)		(3)	3	(3)
Other comprehensive income (loss)	504	9,269	4,730	18,290	(29,955)	2,838
Less: net income attributable to noncontrolling interests				(132)		(132)
Comprehensive income attributable to EnergySolutions	504	9,269	4,730	18,158	(29,955)	2,706

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Six Month Period Ended June 30, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$63,563	$195,817	$688,282	$(21,722)	$925,940
Cost of revenue	—	(37,939)	(177,224)	(650,531)	21,722	(843,972)
Gross profit	—	25,624	18,593	37,751	—	81,968
Selling, general and administrative expenses	—	(36,265)	(12,958)	(14,769)	—	(63,992)
Equity in income of unconsolidated joint ventures	—	—	4,281	—	—	4,281
Income (loss) from operations	—	(10,641)	9,916	22,982	—	22,257
Interest expense	—	(29,786)	—	(6,863)	—	(36,649)
Income from subsidiaries	13,629	54,033	—	—	(67,662)	—
Other income, net	—	23	53	32,502	—	32,578
Income before income tax	13,629	13,629	9,969	48,621	(67,662)	18,186
Income tax expense	(3,216)	—	—	(3,516)	—	(6,732)
Net income (loss)	10,413	13,629	9,969	45,105	(67,662)	11,454
Net income attributable to noncontrolling interests	—	—	—	(1,041)	—	(1,041)
Net income (loss) attributable to EnergySolutions	$10,413	$13,629	$9,969	$44,064	$(67,662)	$10,413
Other comprehensive income:
Net income (loss)	10,413	13,629	9,969	45,105	(67,662)	11,454
Foreign currency translation adjustments, net of taxes		5,791		5,791	(5,791)	5,791
Change in unrecognized actuarial gain		122		122	(122)	122
Other comprehensive income (loss)	10,413	19,542	9,969	51,018	(73,575)	17,367
Less: net income attributable to noncontrolling interests				(1,041)		(1,041)
Comprehensive income attributable to EnergySolutions	10,413	19,542	9,969	49,977	(73,575)	16,326

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Six Month Period Ended June 30, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	(3,594)	15,825	23,893	344	(38,464)	(1,996)
Cash flow from investing activities
Purchases of property, plant and equipment	—	(3,880)	(4,481)	(2,755)	—	(11,116)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(457,279)	—	(457,279)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	459,488	—	459,488
Proceeds from disposition of property, plant and equipment	—	—	5,195	—	—	5,195
Net cash provided by (used in) investing activities	—	(3,880)	714	(546)	—	(3,712)
Cash flows from financing activities
Intercompany loan receivable	(1,337)	44,232	(30,729)	—	(12,166)	—
Intercompany loan payable	—	1,337	—	—	(1,337)	—
Investment in subsidiary	3,674	(58,499)	—	—	54,825	—
Dividend: minority interest	—	—	—	(157)	—	(157)
Minimum tax withholding on restricted stock awards	(91)	—	—	—	—	(91)
Repayments of capital lease obligations	—	(313)	—	—	—	(313)
Net cash provided by (used in) financing activities	2,246	(13,243)	(30,729)	(157)	41,322	561
Effect of exchange rate on cash	1,348	1,348	(19)	429	(2,772)	334
Net increase (decrease) in cash and cash equivalents	—	50	(6,141)	70	86	(5,935)
Cash and cash equivalents, beginning of period	—	694	—	76,519	—	77,213
Cash and cash equivalents, end of period	—	744	(6,141)	76,589	86	71,278

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Six Month Period Ended June 30, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$7,073	$31,010	$19,608	$15,142	$(67,880)	$4,953
Cash flow from investing activities
Purchases of property, plant and equipment	—	(5,081)	(4,014)	(1,126)	—	(10,221)
Purchases of intangible assets	—	(610)	—	—	—	(610)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(599,268)	—	(599,268)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	600,345	—	600,345
Proceeds from disposition of property, plant and equipment	—	—	120	—	—	120
Net cash used in investing activities	—	(5,691)	(3,894)	(49)	—	(9,634)
Cash flows from financing activities
Repayments of long-term debt	—	(2,800)	—	—	—	(2,800)
Intercompany loan receivable	6,615	(5,101)	6,000	—	(7,514)	—
Intercompany loan payable	—	24,713	(32,227)	—	7,514	—
Investment in subsidiary	(19,541)	(60,823)	—	—	80,364	—
Minimum tax withholding on restricted stock awards	(116)	—	—	—	—	(116)
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(210)	—	—	—	(210)
Net cash provided by (used in) financing activities	(12,985)	(44,221)	(26,227)	—	80,364	(3,069)
Effect of exchange rate on cash	5,912	5,912	1	1,794	(12,484)	1,135
Net (decrease) increase in cash and cash equivalents	—	(12,990)	(10,512)	16,887	—	(6,615)
Cash and cash equivalents, beginning of period	—	18,587	11,048	30,557	—	60,192
Cash and cash equivalents, end of period	$—	$5,597	$536	$47,444	$—	$53,577

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made herein, including statements regarding anticipated renegotiations of certain of our contracts, expected impacts of reduced government spending, expected costs to complete certain of our contracts, expected recoupment of expenses for work we perform, our future need to access credit, our projected revenue, expenses, income and the implementation of strategic initiatives and the risks associated therewith, are forward-looking in nature. These forward-looking statements reflect the current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, our actual results may differ materially from our expectations or projections.

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

Consistent with our experience for the full year 2011, revenue from our Government Group declined for the three and six month periods ended June 30, 2012 compared to the same periods in 2011 due primarily to the completion of certain large contracts with the DOE in 2011, and to decreased American Recovery and Reinvestment Act (“ARRA”) funding for 2012. In addition, in April 2012, the prime contractor on our Salt Waste project located at the Savannah River site informed the DOE of an estimated cost increase on the construction phase of the project that is unrelated to our work on the project.  As a result of this change in total budgeted project costs, the current potential incentive fee pool was reduced, which resulted in a corresponding reduction in the amount of incentive fee we had previously recognized. Such fee had been based on previously estimated costs and the estimated progress to date on the construction phase. We anticipate the contract will be renegotiated in late 2012 or early 2013, and that incentive fee will be added to the new contract. However, until negotiations occur and the related terms of the negotiated contract are known, we are unable to recognize any such potential incentive fee.

Notwithstanding the decline in our Government Group operations, our Global Commercial Group operations remain strong.  We continue to extend our business development efforts into Europe, Asia and Canada, and have won new contracts in Japan, Korea, Canada, Germany, and elsewhere.  Most notably we were selected by Toshiba Corporation as the technology provider for the clean-up of a large volume of radioactively contaminated water at the damaged Fukushima Dai-ichi Nuclear Power Plant.

We continue our work on the Magnox contracts.  The Magnox contracts have been extended and are scheduled to expire on June 30, 2014.  As expected, the NDA published a notice advising of its intention to launch the contract rebid process that is expected to commence in the second half of 2012 and be completed in late 2013.

Results of Operations

The following table shows certain items from our income statements for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Three Month Period Ended June 30		Six Month Period Ended June 30,
	2012	2011	2012	2011
Revenue:
Government Group	$38,383	$54,409	$80,772	$133,759
Global Commercial Group
Commercial Services	39,522	47,755	80,479	94,292
LP&D	48,972	62,432	93,361	116,698
International	265,744	239,077	628,701	581,191
Total revenue	392,621	403,673	883,313	925,940
Cost of revenue:
Government Group	(30,752)	(50,400)	(74,427)	(123,642)
Global Commercial Group
Commercial Services	(34,335)	(44,085)	(73,753)	(85,507)
LP&D	(37,947)	(44,764)	(77,392)	(87,228)
International	(253,684)	(231,757)	(590,158)	(547,595)
Total cost of revenue	(356,718)	(371,006)	(815,730)	(843,972)
Gross profit:
Government Group	7,631	4,009	6,345	10,117
Global Commercial Group
Commercial Services	5,187	3,670	6,726	8,785
LP&D	11,025	17,668	15,969	29,470
International	12,060	7,320	38,543	33,596
Total gross profit	35,903	32,667	67,583	81,968
Group selling, general and administrative expenses:
Government Group	(2,822)	(3,572)	(6,635)	(7,758)
Global Commercial Group	(9,939)	(11,806)	(20,499)	(25,634)
Total group selling, general and administrative expenses (1)	(12,761)	(15,378)	(27,134)	(33,392)
Group operating income:
Government Group	4,809	437	(290)	2,359
Global Commercial Group	18,333	16,852	40,738	46,217
Total group operating income	23,142	17,289	40,448	48,576
Corporate selling, general and administrative expenses (1)	(21,459)	(12,535)	(40,747)	(30,600)
Equity in income of unconsolidated joint ventures (2)	2,406	2,881	3,136	4,281
Total income from operations	4,089	7,635	2,837	22,257
Interest expense	(17,495)	(18,599)	(35,186)	(36,649)
Other income, net	15,443	17,150	33,725	32,578
Income before income taxes and noncontrolling interests	2,037	6,186	1,376	18,186
Income tax benefit (expense)	3,370	(5,550)	3,366	(6,732)
Net income	5,407	636	4,742	11,454
Less: Net income (loss) attributable to noncontrolling interests	37	(132)	33	(1,041)
Net income attributable to EnergySolutions	$5,444	$504	$4,775	$10,413

(1)     Together, group and corporate selling, general and administrative expenses represent our total segment, general and administrative expenses as reported in the accompanying condensed consolidated statements of operations. As such, both amounts are needed to compute total consolidated income from operations for the three and six month periods ended June 30, 2012 and 2011.

(2)     For the three month period ended June 30, 2012, we recorded $2.4 million of income from our unconsolidated joint ventures of which $71,562 of income is attributable to LP&D and $2.3 million income is attributable to the Government Group.  For the six month period ended June 30, 2012, we recorded $3.1 million of income from our unconsolidated joint ventures of which $54,282 of income is attributable to LP&D and $3.1 million income is attributable to the Government Group.

Three Month Period Ended June 30, 2012 Compared to the Three Month Period Ended June 30, 2011

Government Group

Revenue from our Government Group decreased $16.0 million to $38.4 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to the completion of certain large contracts and to decreased ARRA funding for 2012. Gross profit increased by $3.6 million and gross margin increased to 19.9% for the three month period ended June 30, 2012 from 7.4% for the three month period ended June 30, 2011. The increase in gross margin was due primarily to increased testing activities on a large scale mixing project awarded in August 2011 which was partially offset by an overall reduction of federal government spending. The overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $16.3 million and $15.0 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due to the completion of the contract in April 2012. As a result, gross profit decreased $1.3 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue related to engineered systems and technology projects within the Government Group increased $4.0 million and $1.7 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 due primarily to increased testing activities on a large scale mixing contract awarded in August 2011, offset by the completion of technical and testing support activities at the DOE Waste Treatment Plant in Richland, Washington. As a result, gross profit increased $2.3 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $0.7 million and $0.7 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due to decreased contract close out activities following completion of the hot functional testing phase of the project in March 2011. As a result, gross profit remained even for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue generated by our Salt Waste processing facility contract decreased $0.2 million and $0.4 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to lower fee earnings resulting from a higher projection of expected costs to complete the contract.  As a result, gross profit increased $0.2 million during the three month period ended June 30, 2012 compared to the same period in 2011. We anticipate the contract will be renegotiated in late 2012 or early 2013, and that the previously forfeited incentive fee will be added to the new contract.

Revenue and cost of revenue from our subsidiary EnergySolutions Performance Strategies Inc., decreased $0.6 million and $1.9 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due to budget cuts on contracts at Los Alamos National Laboratory. As a result, gross profit increased $1.3 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our subsidiary Isotek Systems decreased $0.9 million and $1.4 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, primarily as a result of completion of heavy engineering design activity work during March 2011, and to a decrease of contract work scope during 2012. This is offset by the commencement of the fixed price waste shipment phase of the contract which commenced in January 2012,which has a higher margin.  As a result, gross profit increased $0.5 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue related to Navy projects within the Government Group increased $1.5 million and $0.8 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 due primarily to a new D&D contract at the Newport News shipyard. As a result, gross profit increased $0.7 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Global Commercial Group

Commercial Services Operations

Revenue from our Commercial Services operations decreased $8.2 million to $39.5 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to the completion of large scale projects during 2011, lower subcontractor costs, lower project support costs and lower licensing and permitting costs when compared to 2011. As a result, gross profit increased $1.5 million and gross margin increased to 13.1% for the three month period ended June 30, 2012 from 7.7% for the three month period ended June 30, 2011.

Revenue and cost of revenue related to the decommissioning of the Zion Station decreased $7.3 million and $5.8 million, respectively, for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011, due primarily to lower project activity, lower subcontractor costs, lower project support costs and to lower licensing and permitting costs when compared to 2011. As a result, gross profit decreased $1.5 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our utility services division increased $0.7 million and 0.3 million respectively for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 due primarily to new support work during 2012.  As a result, gross profit increased $0.4 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our project services group decreased $3.5 million and $4.8 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, primarily due to customer delays and work scope changes on the Humboldt Bay project and lower subcontractor and overhead costs. As a result, gross profit increased $1.3 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our technology products group increased $1.7 million and $1.3 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to increased demand for liners and storage containers as well as increased cask design and fabrication activities. As a result, gross profit increased $0.4 million for the three month period ended June 30, 2012 compared to the same period in 2011.

LP&D Operations

Revenue from our LP&D operations decreased $13.5 million to $49.0 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to lower waste disposal volumes processed at our Clive, Utah facility driven primarily by decreased government stimulus funding. As a result, gross profit decreased $6.6 million and gross margin decreased to 22.5% for the three month period ended June 30, 2012 from 28.3% for the three month period ended June 30, 2011.

Revenue and cost of revenue related to our disposal facilities decreased $14.2 million and $4.7 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. The majority of costs at our disposal facilities are fixed, resulting in a disproportionate increase in cost of revenue as a percentage of revenue. As a result, gross profit decreased $9.5 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue from our processing facilities increased $0.8 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to increased revenue related to processing fuel inserts as well as increased processing activity for our Browns Ferry project.  In contrast, cost of revenue decreased $2.3 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to lower container cost and less transportation costs. As a result, gross profit increased $3.1 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue from our logistics operations decreased $0.1 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to the completion of projects during 2011 offset in part by increased utility shipments. In contrast, cost of revenue increased $0.1 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to increases in transportation costs offset by decreases in subcontractor costs. As a result, gross profit decreased $0.2 million for the three month period ended June 30, 2012 compared to the same period in 2011.

International Operations

Revenue from our International operations increased $26.7 million to $265.7 million for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to the timing in the recognition of fees from our operations in the U.K., completion of design activities to support clean-up operations in Japan and Korea, continued progress of fabrication activities in China and increased waste processing activities in Canada. Gross profit increased $4.7 million and gross margin increased to 4.5% for the three month period ended June 30, 2012 from 3.1% for the three month period ended June 30, 2011 due primarily to higher incentive and generation fees recognized during the second quarter of 2012.

Revenue and cost of revenue from our operations in the U.K. which services the Magnox sites increased $28.1 million and $23.5 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to better than expected progress resulting in higher incentive fees during the three months ended June 30, 2012. Revenue was negatively impacted by $6.9 million while cost of revenue was positively impacted by $6.7 million as a result of fluctuations in pound sterling exchange rates for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.  Gross profit increased $4.4 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in Asia increased $3.1 million and $3.4 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to increased costs related to fabrication activities at the Yangjiang and Haiyang, China nuclear reactor sites, and to the completion of design activities to support clean-up operations in Japan and Korea. As a result, gross profit decreased $0.3 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in Canada increased $1.1 million and $0.8 million, respectively, for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011, due primarily to to increased shipments of waste for processing and higher demand for waste storage services. As a result, gross profit increased $0.3 million for the three month period ended June 30, 2012 compared to the same period in 2011.

Group selling, general and administrative expenses

Group selling, general and administrative (“SG&A”) expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Group SG&A expenses decreased $2.6 million, or 17.0%, to $12.8 million for the three month period ended June 30, 2012 compared to $15.4 million for the three month period ended June 30, 2011, due primarily to lower bid and proposal costs incurred during 2012, lower employee incentive expenses, and our ongoing effort to reduce SG&A expenses. Group SG&A expenses, as a percentage of revenue, decreased 0.7% for the three month period ended June 30, 2012 compared to the same period in 2011.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $8.9 million to $21.5 million, for the three month period ended June 30, 2012, from $12.5 million for the three month period ended June 30, 2011 due primarily to an increase in restructuring and transitional costs associated with the management change in the second quarter as well as an increase in professional services, offset by decreased performance incentive expense accruals. Corporate SG&A expenses, as a percentage of revenue, increased 2.3% for the three month period ended June 30, 2012 compared to the same period in 2011.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $0.5 million, or 16.5%, to $2.4 million for the three month period ended June 30, 2012, from $2.9 million for the three month period ended June 30, 2011, due primarily to a $0.7 million decrease from our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site offset by a $0.1 million increase from our proportional share of income from our Semprasafe LLC joint venture.

Interest expense

Interest expense decreased $1.1 million to $17.5 million for the three month period ended June 30, 2012 from $18.6 million for the three month period ended June 30, 2011, due primarily to a decrease in outstanding borrowings during late 2011. During the three month period ended June 30, 2012, we made interest payments totaling $9.2 million of which $8.9 million relates to interest on the term loan and related senior secured revolving facility. For the three month periods ended June 30, 2012 and 2011, the variable interest rate on our term loan was 6.25%, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income, net

Other income, net, decreased $1.7 million to $15.4 million for the three month period ended June 30, 2012 from $17.1 million for the three month period ended June 30, 2011, due primarily to lower investment income earned on investments in the nuclear decommissioning trust (“NDT”) fund during the second quarter of 2012.

Income taxes

We recognized an income tax benefit of $3.4 million and income tax expense of $5.6 million for the three month period ended June 30, 2012 and 2011, respectively, for a quarterly effective rate of negative 162.6% and 91.7%, respectively, based on an estimated annual effective tax rate method.  The negative effective tax rate results from the combination of an income tax benefit and pretax book income.  The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax benefit relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management’s assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion.

Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

Government Group

Revenue and cost of revenue in our Government Group decreased $53.0 million and $49.2 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to the completion of certain large contracts during 2011, and decreased ARRA funding for 2012. As a result, gross profit decreased by $3.8 million and gross margin increased to 7.9% for the six month period ended June 30, 2012 from 7.6% for the six month period ended June 30, 2011, due primarily to increased activity on higher margin contracts. The overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $26.8 million and $24.4 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due to the completion of the contract in April 2012. As a result, gross profit decreased $2.4 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $21.8 million and $21.3 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due to completion of the hot functional test phase as of March 31, 2011. As a result, gross profit decreased $0.5 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Isotek Systems joint venture decreased $4.7 million and $4.9 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, primarily due to decreased engineering design activity work.  As a result, gross profit increased $0.2 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our subsidiary, EnergySolutions Performance Strategies Inc. decreased $6.1 million and $6.3 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit increased $0.2 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Salt Waste Processing facility contract decreased $6.3 million and $0.1 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to a fee adjustment in March 2012 resulting from expected costs to complete the contract exceeding the original total budgeted costs. As a result, gross profit decreased $6.2 million for the six month period ended June 30, 2012 compared to the same period in 2011. We anticipate the contract will be renegotiated in late 2012 or early 2013, and that the previously forfeited incentive fee will be added to the new contract.

Revenue and cost of revenue related to our engineered systems and technology products division increased $11.5 million and $7.3 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 due primarily to increased testing activities on a large scale mixing contract awarded in August 2011, offset by the completion of technical and testing support activities at the DOE Waste Treatment Plant in Richland, Washington. As a result, gross profit increased $4.2 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue related to Navy projects within the Government Group increased $2.5 million and $1.7 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 due primarily to a new D&D contract at the Newport News shipyard. As a result, gross profit increased $0.8 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Global Commercial Group

Commercial Services Operations

Revenue and cost of revenue from our Commercial Services operations decreased $13.8 million and $11.8 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to the completion of large scale projects during 2011, lower subcontractor costs, lower project support costs and lower licensing and permitting costs when compared to 2011. Gross profit decreased by $2.1 million and gross margin decreased to 8.3% for the six month period ended June 30, 2012 from 9.3% for the six month period ended June 30, 2011, due primarily to the relatively profitability of the major projects performed in each period.

Revenue and cost of revenue related to the decommissioning of the Zion Station decreased $11.5 million and $8.7 million, respectively, for the six month period ended June 30, 2011, due primarily to lower project activity, lower subcontractor costs, lower project support costs, and lower licensing and permitting costs when compared to 2011. As a result, gross profit decreased $2.8 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue from our commercial utility services division decreased $0.1 million for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011. In contrast, cost of revenue increased $0.5 million for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 due primarily to travel and training costs. As a result, gross profit decreased $0.6 million for the six month period ended June 30, 2012 compared to same period in 2011.

Revenue and cost of revenue from our project services group decreased $5.8 million and $5.3 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 due primarily to the completion of work at Pearl Harbor and at GE’s Hitachi’s global nuclear fuel plant in Wilmington, North Carolina, during the fourth quarter of 2011. As a result, gross profit decreased $0.5 million for the six month period ended June 30, 2012 compared to same period in 2011.

Revenue and cost of revenue from our technology products division increased $2.9 million and $1.9 million, respectively, for the for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to increased demand for liners and engineering equipment as well as increased support work for the Zion Station during 2012. As a result, gross profit increased $1.0 million for the six month period ended June 30, 2012 compared to the same period in 2011.

LP&D Operations

Revenue and cost of revenue from our LP&D operations decreased $23.3 million and $9.8 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to to lower waste disposal volumes processed at our Clive, Utah facility driven primarily by decreased government stimulus funding. As result, gross profit decreased $13.5 million and gross margin decreased to 17.1% for the six month period ended June 30, 2012 from 25.3% for the six month period ended June 30, 2011.

Revenue and cost of revenue related to our disposal facilities decreased $22.5 million and $6.4 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. As a result, gross profit decreased $16.1 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue from our processing facilities increased $0.2 million for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to increased revenue related to processing fuel inserts as well as increased processing activity for our Browns Ferry project. In contrast, cost of revenue decreased $3.2 million for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to lower container costs and less transportation costs. As a result, gross profit increased $3.4 million for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011.

Revenue and cost of revenue related to our logistics operations decreased $1.0 million and $0.2 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 due to decreased subcontractor costs offset by increased shipping activity on major contracts. As a result, gross profit decreased $0.8 million for the six month period ended June 30, 2012 compared to the same period in 2011.

International Operations

Revenue and cost of revenue related to our International operations increased $47.5 million and $42.6 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to increased reimbursable contract cost base on our Magnox contracts, and fees earned on our China, Japan and Korea contracts for the six month period ended June 30, 2012. As result, gross profit increased $4.9 million and gross margin increased to 6.1% for the six month period ended June 30, 2012 from 5.8% for the six month period ended June 30, 2011.

Revenue and cost of revenue from our operations in the U.K. which services the Magnox sites increased $48.7 million and $47.1 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to a contribution received from the NDA to fund a deficit of the Magnox pension plan, as well as better than expected progress during the six months ended June 30, 2012 resulting in higher incentive fees. Revenue was negatively impacted by $13.1 million while cost of revenue was positively impacted by $12.5 million as a result of fluctuations in pound sterling exchange rates period over period. As a result, gross profit decreased $0.9 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in Asia increased $8.3 million and $5.9 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to increased progress related to fabrication activities at the Yangjiang and Haiyang, China nuclear reactor sites, and to the completion of design activities to support clean-up operations in Japan and Korea. As a result, gross profit increased $2.4 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in Canada increased $2.4 million and $1.0 million, respectively, for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011, due primarily to increased shipments of waste for processing and higher demand for waste storage services. As a result, gross profit increased $1.4 million for the six month period ended June 30, 2012 compared to the same period in 2011.

Group selling, general and administrative expenses

For the six month period ended June 30, 2012, group SG&A expenses decreased by $6.3 million, or 18.7%, from $33.4 million for the six month period ended June 30, 2011, to $27.1 million for the six month period ended June 30, 2012.  The decrease was due primarily to lower bid and proposal costs incurred during 2012, lower employee incentive expenses and our ongoing effort to reduce SG&A expenses.

Corporate selling, general and administrative expenses

Corporate SG&A expenses increased $10.1 million, or 33.2%, to $40.7 million for the six month period ended June 30, 2012 from $30.6 million for the six month period ended June 30, 2011. This increase was due primarily to restructuring and transitional costs associated with the management change as well as increased costs for professional services, offset by decreased performance incentive expense accruals.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $1.2 million, or 26.8%, to $3.1 million for the six month period ended June 30, 2012 from $4.3 million for the six month period ended June 30, 2011. The decrease was attributable primarily to a decrease of $1.3 million from our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site, offset by a $0.1 million increase from our proportional share of income from our LATA/Parallax Portsmouth, LLC joint venture as well as a $0.1 million increase from our proportional share of our Semprasafe LLC joint venture.

Interest expense

Interest expense decreased $1.4 million, or 4.0%, to $35.2 million for the six month period ended June 30, 2012 from $36.6 million for the six month period ended June 30, 2011. The decrease was due primarily to a decrease in outstanding borrowings during the second half of 2011.

Other income, net

Other income, net, increased $1.1 million to $33.7 million for the six month period ended June 30, 2012 from a net other income of $32.6 million for the six month period ended June 30, 2011 due primarily to higher investment income earned on investments in the NDT fund during the first quarter of 2012.

Income taxes

We recognized an income tax benefit of $3.4 million and income tax expense of $6.7 million for the six month periods ended June 30, 2012 and 2011, respectively, for a year-to-date effective rate of negative 238.9% and 39.3%, respectively, based on an estimated annual effective tax rate method.  The negative effective tax rate results from the combination of an income tax benefit and pretax book income.  The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax benefit relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management’s assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion and the recognition of certain unrecognized tax benefits.  During the six month period ended June 30, 2012, the Company recognized an income tax benefit of $1.1 million, due to the statue of limitations expiring by the taxing authorities in the jurisdictions in which we operate.

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

As of June 30, 2012, our principal sources of liquidity consisted of $71.3 million in existing cash and cash equivalents, of which $39.8 million was held in foreign jurisdictions. Due to U.S. tax laws and regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is subject to certain tax obligations. We also had $63.2 million available under the $105.0 million revolving portion of our senior secured credit facility, which is net of $41.8 million of outstanding letters of credit issued against it. As of June 30, 2012, we had no outstanding borrowings under our revolving line of credit.

As of June 30, 2012, we also had $300.2 million in accounts receivable and $90.6 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. Our Days Sales Outstanding (“DSO”) increased to 70 days as of June 30, 2012 compared to 69 days as of June 30, 2011. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing accounts receivable as of the end of the quarter into the amount of revenue recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter. Our cash flow from operations and cash on hand for the six month period ended June 30, 2012, has been sufficient to cover our operating expenses without the need to draw on our Revolving Credit Facility to cover any shortfalls in the timing of receipts and payments. We are actively engaged in managing our working capital to reduce our DSO to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business.

Our cash and cash equivalents decreased $5.9 million to $71.3 million during the six month period ended June 30, 2012, compared to a $6.6 million decrease in cash and cash equivalents during the six month period ended June 30, 2011. For the six month period ended June 30, 2012, cash used in operating activities was $2.0 million compared to cash provided by operating activities of $5.0 million for the six month period ended June 30, 2011. The decrease in cash flows from operating activities was due primarily to the timing of collections from customers, the use of advance payments from clients as projects advance and large payments made on vendor and subcontractor payables, employee incentive benefits and debt interest during the six month period ended June 30, 2012. We also reported a net income of $4.8 million for the six month period ended June 30, 2012, compared to a net income of $10.4 million for the six month period ended June 30, 2011. The decrease in cash flows from operating activities was partially offset by increases of $20.6 million resulting from the decrease in costs and estimated earnings in excess of billings on uncompleted contracts, decrease in receivables from the NDT fund and to the add back of significant non-cash expenses including depreciation, amortization and accretion expenses, amortization of debt financing fees and equity-based compensation expense.

We used $3.7 million of cash in investing activities during the six month period ended June 30, 2012, primarily to fund capital expenditures in the amount of $11.1 million related to the purchases of transportation equipment to support our disposal and logistics operations and for storage equipment to support waste disposal activities offset by proceeds of $5.2 million for the disposition of assets related to our Moab project which was completed in April 2012. Cash flow from investing activities was generated by sales of NDT fund investments of approximately $459.5 million of which $457.3 million was reinvested during the period. Investment income and realized earnings on the NDT fund are a source of working capital for the decommissioning work we perform at the Zion Station. We actively invest in securities to provide our target returns on the NDT trust assets to satisfy current and future decommissioning costs associated with the Zion Station ARO.

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

Cash used in financing activities was $0.6 million for the six month period ended June 30, 2012, due to repayments of capital lease obligations and repurchases of our common stock to pay for taxes due upon the vesting of restricted stock awards. Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures.

Certain trends or uncertainties could have a material impact on our liquidity. For example, if interest rates increase substantially, that could dramatically increase our cash interest expense; if we are required to increase our bonding requirements on current or future projects it could materially impact our available liquidity under the Revolving Credit Facility; if the economy suddenly weakens or governments materially reduce future funding for nuclear remediation or D&D projects; these events could have a negative effect on our liquidity. Under certain terms and conditions of our senior secured credit facility, we have the ability, absent an event of default, to increase the size of our senior secured credit facility up to an additional $150.0 million. We do not anticipate the need to access this incremental commitment in our senior secured credit facility. Furthermore, we have the ability to hedge interest rate and foreign currency fluctuations, and we actively monitor these markets in order to mitigate our exposure to these risks.  Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures.

We had accumulated benefit obligations related to the U.K. pension plans of $3.4 billion as of December 31, 2011. See Note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more detailed discussion. The Magnox pension plan is funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of the contract. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and from those employees.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5%, and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $41.8 million was used to fund letters of credit issued as of June 30, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements, and provide credit support for obligations acquired under the agreements with Exelon. As of June 30, 2012, borrowings equal to $310.6 million, under the Term Loan, were held in a restricted cash account as collateral for our reimbursement obligations with respect to letters of credit.

The Term Loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of Term Loans made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the Term Loans. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that we file our Annual Report on Form 10-K for such fiscal year with the SEC.

As of June 30, 2012, we had mandatory principal repayments based on scheduled repayments of $2.6 million due within the next 12 months. We have not made any principal repayments during 2012. We made principal repayments totaling $2.8 million, for the six month period ended June 30, 2011.

The senior secured credit facility requires us to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted earnings, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted earnings to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ending June 30, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended June 30, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of June 30, 2012, our total leverage and cash interest coverage ratios were 2.97 and 2.77, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012, and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the six month period ended June 30, 2012 were $9.0 million. As of June 30, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

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

On August 13, 2010, we also completed a private offering of $300 million 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an indenture among EnergySolutions, Inc., EnergySolutions, LLC, the guarantor parties thereto, and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt, and senior in right of payment to all future subordinated debt.  In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

During the six month period ended June 30, 2012, we made cash interest payments totaling $34.2 million related to our outstanding debt obligations as of that date. During the six month period ended June 30, 2011, we made cash interest payments totaling $39.4 million, related to our outstanding debt obligations as of that date.

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

We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. As such, we pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200 million letter of credit facility to further support the D&D activities at the Zion Station. If we exhaust our resources and ability to complete the D&D activities, and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) would then be entitled to draw on the funds associated with the letter of credit. Under the terms of our financing arrangements, we obtained restricted cash and took on the liability for the letter of credit facility.

Off Balance Sheet Arrangements

As of June 30, 2012, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of June 30, 2012, we had an outstanding variable rate term loan of $527.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash.  We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of June 30, 2012, which is 58.1% of our outstanding long term debt net of restricted cash.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of June 30, 2012, we had $307.0 million in letters of credit issued under our senior secured credit facility and $41.8 million of letters of credit issued against our Revolving Credit Facility. As of June 30, 2012, we had $25.6 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, and insurance policies. As of June 30, 2012, the closure and post-closure requirements for our facilities were $149.5 million.

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

Recoverability of Long-Lived Assets, Including Goodwill

As of June 30, 2012 and December 31, 2011, we had recorded $306.9 million and $306.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive loss in the condensed consolidated balance sheets. For the six month periods ended June 30, 2012 and 2011, we recorded translation gains of $0.5 million and $1.8 million, respectively, related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform an impairment test on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Goodwill is assigned to each of our reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.

We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using a combined income and market approach. Forecasts of future cash flow utilized in the income approach are based on our best estimate of future net revenue and operating expenses, based primarily on pricing, market segment share, volume of activity and general economic conditions. Changes in these forecasts could significantly change the calculated fair value of a reporting unit. The market approach is calculated based on market multiples for comparable companies as applied to our company-specific metrics.

Due to adverse stock market conditions, change in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. This decline in share price during the second quarter of 2012 prompted us to perform an interim goodwill impairment test as of June 30, 2012.  Based on the first step of the analysis each of our reporting units’ fair value exceeded their carrying value. However, the fair value of the LP&D reporting unit exceeded its carrying value by less than 5% using a weighted average discount rate of 17% and a residual growth rate of 2.5%.  The goodwill balance of our LP&D reporting unit was $89.5 million as of June 30, 2012.  A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the LP&D reporting unit by 1.4%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the LP&D reporting unit by 1.4%. The calculated fair value of each of our other reporting units exceeded the reporting unit’s book value by amounts greater than 10% of their book value.  Although the fair value of each of the reporting units currently exceeds their carrying value, a deterioration of market conditions, an adverse change in regulatory requirements, reductions in government funding, failure to win new business or re-bids of current contracts or a continuation of the decline in our stock price and corresponding market capitalization could result in a future impairment loss.

The goodwill balances of our Government Group, Commercial Services and International reporting units as of June 30, 2012 were $73.6 million, $90.1 million and $53.6 million, respectively.  Based on a preliminary goodwill impairment analysis performed as of June 30, 2012, the fair value of these reporting units exceeded their carrying value by approximately 14%, 35% and 15%, respectively.  Since the estimated fair value of the reporting units was in excess of their book value, it was not necessary to perform the second step of the goodwill impairment test.

Due to adverse stock market conditions that existed during the third and fourth quarter of 2011, our stock price and corresponding market capitalization declined significantly.  This decline prompted us to perform an interim goodwill impairment test as of December 31, 2011, and as a result, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units totaling $174.0 million during the quarter ended December 31, 2011. Of the $174.0 million, $33.0 million was related to the Government Group and $141.0 million was related to our LP&D reporting unit. This non-cash charge reduces goodwill recorded in connection with previous acquisitions and does not impact our overall business operations, cash position, operating cash flow or debt covenants.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of June 30, 2012, based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

There have been no material developments to the legal proceedings disclosed under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

The performance of the Zion Station project is subject to various risks and uncertainties that are not entirely within our control and that could have a material adverse effect on this project’s profitability.

The profitability of the Zion Station project is a function of project cost management and NDT fund investment earnings performance.  If future project costs increase and all other factors remain constant, the profitability of the project will decrease.  Similarly, if the NDT fund investment earnings are lower than current projections and all other factors remain constant, the profitability of the project will decrease as a result of lower available funding. In early 2012 we completed a comprehensive schedule, cost and budget update for the Zion Station project.  As a result of this update, we determined that (i) estimated project costs had increased from the original budgeted amounts and (ii) the originally estimated profit margin anticipated for the project had decreased to a range of approximately 10% to 15%. As a result of more conservative assumptions on NDT fund investment earnings and costs associated with the letters of credit securing our performance under the contracts governing the project, in June 2012 we announced that our estimated profit margin anticipated for the project had decreased to a range of approximately 5% to 10%.

Because there are eight years remaining on the project, there can be no assurance that our current estimates, assumptions and projections will prove accurate and all such forward-looking statements, including our projection of the project’s profitability, could change materially.  Our estimates, assumptions and projections are necessarily dependent upon future economic, market and other conditions over which we have no control.  Accordingly, the expected profitability of the Zion Station project is uncertain.  In the event actual project costs are higher than total realized NDT fund levels, we will realize no profit on the project and could incur a substantial loss that could have a material adverse effect on our business, financial condition and results of operations.

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

Due to adverse stock market conditions, change in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. This decline in share price during the second quarter of 2012 prompted us to perform an interim goodwill impairment test as of June 30, 2012.  Based on the first step of the analysis each of our reporting units’ fair value exceeded their carrying value. However, the fair value of the LP&D reporting unit exceeded its carrying value by less than 5% using a weighted average discount rate of 17% and a residual growth rate of 2.5%.  The goodwill balance of our LP&D reporting unit as of June 30, 2012 was $89.5 million.  A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the LP&D reporting unit by 1.4%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the LP&D reporting unit by 1.4%. The calculated fair value of each of our other reporting units exceeded the reporting unit’s book value by amounts greater than 10% of their book value.  Although the fair value of each of the reporting units currently exceeds their carrying value, a deterioration of market conditions, an adverse change in regulatory requirements, reductions in government funding, failure to win new business or re-bids of current contracts or a continuation of the decline in our stock price and corresponding market capitalization could result in a future impairment loss.

The goodwill balances of our Government Group, Commercial Services and International reporting units as of June 30, 2012 were $73.6 million, $90.1 million and $53.6 million, respectively.  Based on a preliminary goodwill impairment analysis performed as of June 30, 2012, the fair value of these reporting units exceeded their carrying value by approximately 14%, 35% and 15%, respectively.  Since the estimated fair value of the reporting units was in excess of their book value, it was not necessary to perform the second step of the goodwill impairment test.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of restricted stock granted under the EnergySolutions, Inc. 2007 Equity Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three month period ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

April 1, 2012 — April 30, 2012	1,573	$4.31	—	—
May 1, 2012 — May 31, 2012	—	$—	—	—
June 1, 2012 — June 30, 2012	—	$—	—	—

(1)          Shares cancelled as payment for minimum statutory withholding taxes upon the vesting of restricted stock issued pursuant to the EnergySolutions, Inc. 2007 Equity Incentive Plan.

Item 6.  Exhibits.

Exhibit No.	Exhibit Description
10.1	Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.2	Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.3	Restricted Stock Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.4	Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.5	Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood.
10.6	Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood.
10.7	Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood.
10.8	Form of Phantom Performance Share Unit Award Agreement by and between EnergySolutions, Inc. and each of its group presidents.
10.9	Form of Officer Indemnity Agreement by and between EnergySolutions, Inc. and each of its executive officers.
10.10	Form of Executive Severance Agreement by and between EnergySolutions, Inc. and each of its group presidents.
10.11	Seperation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Val John Christensen.
10.12	Consulting Agreement, effective as of June 14, 2012, by and between EnergySolutions, Inc. and Val John Christensen.
10.13	Seperation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and William R. Benz.
10.14	Consulting Agreement, dated as of June 19, 2012, by and between EnergySolutions, Inc. and William R. Benz.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*                       XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2012.

ENERGYSOLUTIONS, INC.

By:	/s/ GREGORY S. WOOD
Gregory S. Wood
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.2	Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.3	Restricted Stock Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.4	Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood.
10.5	Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood.
10.6	Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood.
10.7	Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood.
10.8	Form of Phantom Performance Share Unit Award Agreement by and between EnergySolutions, Inc. and each of its group presidents.
10.9	Form of Officer Indemnity Agreement by and between EnergySolutions, Inc. and each of its executive officers.
10.10	Form of Executive Severance Agreement by and between EnergySolutions, Inc. and each of its group presidents.
10.11	Seperation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Val John Christensen.
10.12	Consulting Agreement, effective as of June 14, 2012, by and between EnergySolutions, Inc. and Val John Christensen.
10.13	Seperation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and William R. Benz.
10.14	Consulting Agreement, dated as of June 19, 2012, by and between EnergySolutions, Inc. and William R. Benz.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*                       XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.