Form 10-Q
period 2012-09-30
EnergySolutions, Inc.
filed 2012-11-09
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, 90,263,331 shares of the registrant’s common stock were outstanding.

ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine Month Periods Ended September 30, 2012

PART I

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(in thousands of dollars, except share and per share information)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,913	$77,213
Accounts receivable, net of allowance for doubtful accounts	280,441	302,203
Costs and estimated earnings in excess of billings on uncompleted contracts	92,472	109,700
Nuclear decommissioning trust fund investments, current portion	144,481	174,270
Deferred costs, current portion	127,329	148,966
Prepaid expenses and other current assets	24,474	23,156
Total current assets	757,110	835,508
Property, plant and equipment, net	120,633	126,609
Goodwill	308,281	306,358
Other intangible assets, net	244,560	260,879
Nuclear decommissioning trust fund investments	477,993	523,326
Restricted cash and decontamination and decommissioning deposits	331,447	332,918
Deferred costs	401,671	465,577
Other noncurrent assets	211,184	164,758
Total assets	$2,852,879	$3,015,933
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,969	$—
Accounts payable	109,388	140,951
Accrued expenses and other current liabilities	193,371	230,698
Facility and equipment decontamination and decommissioning liabilities, current portion	136,993	160,520
Unearned revenue, current portion	155,229	159,112
Total current liabilities	598,950	691,281
Long-term debt, less current portion	810,624	812,734
Pension liability	168,400	128,748
Facility and equipment decontamination and decommissioning liabilities	535,940	598,530
Unearned revenue, less current portion	409,518	469,497
Other noncurrent liabilities	17,676	29,886
Total liabilities	2,541,108	2,730,676
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 90,263,331 and 88,981,121 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	903	890
Additional paid-in capital	510,842	506,038
Accumulated other comprehensive loss	(21,306)	(28,369)
Capital deficiency	(179,186)	(194,013)
Total EnergySolutions stockholders’ equity	311,253	284,546
Noncontrolling interests	518	711
Total stockholders’ equity	311,771	285,257
Total liabilities and stockholders’ equity	$2,852,879	$3,015,933

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Month Periods Ended September 30, 2012 and 2011

(in thousands of dollars, except per share information)

(unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
Revenue	$444,157	$421,027	$1,327,470	$1,346,967
Cost of revenue	(398,000)	(383,942)	(1,213,730)	(1,227,914)
Gross profit	46,157	37,085	113,740	119,053
Selling, general and administrative expenses	(31,779)	(32,165)	(99,661)	(96,157)
Equity in income of unconsolidated joint ventures	4,286	5,714	7,422	9,995
Income from operations	18,664	10,634	21,501	32,891
Interest expense	(17,636)	(18,201)	(52,822)	(54,850)
Other income, net	12,368	2,500	46,093	35,078
Income (loss) before income taxes and noncontrolling interests	13,396	(5,067)	14,772	13,119
Income tax benefit (expense)	(3,347)	2,218	20	(4,514)
Net income (loss)	10,049	(2,849)	14,792	8,605
Less: Net (income) loss attributable to noncontrolling interests	3	(979)	35	(2,020)
Net income (loss) attributable to EnergySolutions	$10,052	$(3,828)	$14,827	$6,585

Net income (loss) per common share of EnergySolutions:
Basic	$0.11	$(0.04)	$0.17	$0.07
Diluted	$0.11	$(0.04)	$0.17	$0.07
Weighted average common shares outstanding:
Basic	89,993,618	88,845,102	89,432,722	88,775,360
Diluted	89,993,618	88,845,102	89,432,722	88,777,647

Comprehensive income (loss):
Net income (loss)	$10,049	$(2,849)	$14,792	$8,605
Foreign currency translation adjustments, net of taxes	5,443	(6,337)	6,821	(546)
Change in unrecognized actuarial gain	273	(122)	242	—
Other comprehensive income (loss), net of taxes	15,765	(9,308)	21,855	8,059
Less: net income (loss) attributable to noncontrolling interests	3	(979)	35	(2,020)
Comprehensive income (loss) attributable to EnergySolutions	$15,768	$(10,287)	$21,890	$6,039

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine Month Period Ended September 30, 2012

(in thousands of dollars, except share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Capital	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficiency	Interests	Equity
Balance at December 31, 2011	88,981,121	$890	$506,038	$(28,369)	$(194,013)	$711	$285,257
Net income (loss)	—	—	—	—	14,827	(35)	14,792
Equity-based compensation	—	—	3,440	—	—	—	3,440
Issuance of common stock	884,614	9	1,488	—	—	—	1,497
Vesting of restricted stock	428,653	4	(4)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(31,057)	—	(120)	—	—	—	(120)
Distributions to noncontrolling interests	—	—	—	—	—	(158)	(158)
Change in unrecognized actuarial loss	—	—	—	242	—	—	242
Foreign currency translation	—	—	—	6,821	—	—	6,821
Balance at September 30, 2012	90,263,331	$903	$510,842	$(21,306)	$(179,186)	$518	$311,771

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Month Periods Ended September 30, 2012 and 2011

(in thousands of dollars)

(unaudited)

	Nine Month Period Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$14,792	$8,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	56,601	59,560
Equity-based compensation expense	3,440	8,242
Deferred income taxes	(11,113)	174
Amortization of debt financing fees and debt discount	3,693	3,639
Loss on disposal of property, plant and equipment	2,137	20
Realized and unrealized gain on nuclear decommissioning trust fund investments	(54,964)	(34,581)
Changes in operating assets and liabilities:
Accounts receivable	31,111	(27,475)
Costs and estimated earnings in excess of billings on uncompleted contracts	21,796	7,158
Prepaid expenses and other current assets	(2,888)	2,404
Accounts payable	(36,166)	15,995
Accrued expenses and other current liabilities	(45,998)	2,713
Unearned revenue	(63,949)	(98,691)
Facility and equipment decontamination and decommissioning liabilities	(109,973)	(119,427)
Restricted cash and decontamination and decommissioning deposits	1,471	5,067
Nuclear decommissioning trust fund	127,222	90,761
Deferred costs	85,544	95,710
Other noncurrent assets	(41,236)	(45,031)
Other noncurrent liabilities	34,246	37,650
Net cash provided by operating activities	15,766	12,493
Cash flows from investing activities
Purchases of investments in nuclear decommissioning trust fund	(651,933)	(821,733)
Proceeds from sales of nuclear decommissioning trust fund investments	654,798	825,002
Purchases of property, plant and equipment	(14,588)	(15,309)
Purchases of intangible assets	(763)	(610)
Proceeds from disposition of property, plant and equipment	5,317	235
Net cash used in investing activities	(7,169)	(12,415)
Cash flows from financing activities
Repayments of long-term debt	—	(15,200)
Distributions to noncontrolling interests partners	(158)	(1,794)
Proceeds from exercise of stock options	—	57
Proceeds from issuance of common stock	1,497	—
Minimum tax withholding on restricted stock awards	(120)	(116)
Repayments of capital lease obligations	(629)	(368)
Net cash provided by (used in) financing activities	590	(17,421)
Effect of exchange rate on cash	1,513	(1,471)
Net increase (decrease) in cash and cash equivalents	10,700	(18,814)
Cash and cash equivalents, beginning of period	77,213	60,192
Cash and cash equivalents, end of period	$87,913	$41,378

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results that can be expected for the full year.

We have majority voting rights for one of our minority-owned joint ventures. Accordingly, we have consolidated its operations in our consolidated financial statements and therefore, we recorded the noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to other noncontrolling partners.

Reclassifications and Other Adjustments

Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation. Approximately $14.0 million was reclassified from unearned revenue, current portion to accrued expenses and other current liabilities as of December 31, 2011.

Prior to the third quarter of 2012, purchases of equipment and other assets associated with the decommissioning of the Zion Station were inappropriately included in property, plant and equipment in the balance sheets, but should have reduced the facility and equipment decontamination and decommissioning liabilities due to the nature of the items.  As such, we reduced property plant and equipment and  facility and equipment decontamination and decommissioning liabilities as of December 31, 2011 by $4.9 million in the accompanying condensed consolidated balance sheet.  In addition, for the nine months ended September 30, 2011, net cash provided by operating activities and net cash used in investing activities decreased by $1.8 million as a result of this correction.

Accounting for the Exelon Transaction

In December 2007, we entered into certain agreements with Exelon Corporation (“Exelon”) to dismantle the Zion Station nuclear power plant located in Zion, Illinois (the “Zion Station”). On the date of the closing of the asset sale agreement with Exelon, the nuclear decommissioning trust (the “NDT”) fund investments previously held by Exelon for the purpose of decommissioning the Zion Station were transferred to us and the use of those funds, and any investment returns arising therefrom, remain restricted solely for that purpose. The investments are classified as trading securities and as such, the realized and unrealized investment gains and losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as other income, net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the total costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we will perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds included in ASC 450-20.

As the NDT fund assets transferred to us represented a prepayment of fees to perform the D&D work, we also recorded deferred revenue initially totaling $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of Zion Station, we also became responsible for and assumed the asset retirement obligation (“ARO”) for the plant, and we have established an ARO measured in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work, plus a profit margin, and recognition of the ARO gain as the obligation is settled. ARO gain results from the requirement to record costs plus an estimate of third-party profits in determining the ARO. When we perform the D&D work using internal resources to reduce the ARO for work performed, we recognize a gain if actual costs are less than estimated costs plus the third-party profits. Accretion expense and ARO gain are recorded within cost of revenue because we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is recorded in cost of revenue in the statements of operations. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized to cost of revenue in the same manner as deferred revenue is amortized, using the proportional performance method.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance regarding testing indefinite-lived intangible assets for impairment. The guidance provides an entity the option to assess qualitative factors to determine whether the existence of events and circumstances leads to the determination that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. If the entity concludes otherwise, no further quantitative assessment is required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of this guidance is not expected to have an impact on our results of operations, financial position or cash flows.

In September 2011, the FASB issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for fiscal year 2012. The adoption of this guidance did not have an impact on our results of operations, financial position or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, however, certain provisions related to the presentation of reclassification adjustments have been deferred by recent guidance issued in December 2011, in which entities are allowed to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of these updates.  The adoption of this guidance did not have an impact on our consolidated financial statements as it only requires a change in the format of our presentation.

(4) Trust Fund Investments

The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of September 30, 2012, investments held by the NDT fund, net, totaled $622.5 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds.

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

NDT fund investments consisted of the following (in thousands):

	As of September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$7,371	$—	$—	$7,371
Investments
Corporate debt securities	254,190	18,036	(834)	271,392
Equity securities	15,001	6,154	(153)	21,002
Direct lending securities	76,429	6,089	(233)	82,285
Debt securities issued by states of the United States	49,550	4,097	—	53,647
Commingled funds	45,414	1,219	—	46,633
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	134,898	5,394	(148)	140,144
Total investments	575,482	40,989	(1,368)	615,103
Total assets	582,853	40,989	(1,368)	622,474
Net assets held by the NDT fund	$582,853	$40,989	$(1,368)	622,474
Less: current portion				(144,481)
Long-term investments				$477,993

	As of December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$138	$—	$—	$138
Receivables for securities sold	8,996	—	—	8,996
Investments
Corporate debt securities	315,937	9,279	(4,844)	320,372
Equity securities	21,210	5,182	(434)	25,958
Direct lending securities	58,498	3,833	(333)	61,998
Debt securities issued by states of the United States	60,444	2,453	(390)	62,507
Commingled funds	45,979	—	(156)	45,823
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	165,766	6,201	(163)	171,804
Total investments	667,834	26,948	(6,320)	688,462
Net assets held by the NDT fund	$676,968	$26,948	$(6,320)	697,596
Less: current portion				(174,270)
Long-term investments				$523,326

We began consolidating the operations of the NDT fund on September 1, 2010. We have withdrawn from the NDT fund approximately $127.2 million and $161.5 million for the nine month period ended September 30, 2012 and the year ended December 31, 2011, respectively, to pay for D&D project expenses and estimated trust income taxes.

Unrealized gains resulting from adjustments to the fair value of the NDT fund investments were $12.1 million and $19.0 million for the three and nine month periods ended September 30, 2012, respectively. During 2011, we recorded unrealized losses resulting from adjustments to the fair value of the NDT fund investments of $18.2 million and $6.6 million for the three and nine month periods ended September 30, 2011, respectively.

Net realized gains related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $8.2 million and $18.4 million for the three month periods ended September 30, 2012 and 2011, respectively, and $36.0 million and $41.2 million for the nine month periods ended September 30, 2012, and 2011, respectively. Both unrealized and realized gains and losses on the NDT fund investments are included in other income, net, in the condensed consolidated statements of operations and comprehensive income (loss).

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

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market. The fair market value of our senior secured credit facility was approximately $509.9 million as of September 30, 2012 and $524.4 million as of December 31, 2011. The carrying value of our senior secured credit facility was $527.0 million as of September 30, 2012 and

December 31, 2011. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of September 30, 2012 and December 31, 2011, with a fair market value of approximately $270.0 million as of September 30, 2012 and $280.9 million as of December 31, 2011.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of September 30, 2012				As of December 31, 2011
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets
Cash	$—	$—	$—	$—	$138	$138	$—	$—
Receivables for securities sold	7,371	7,371	—	—	8,996	8,996	—	—
Investments
Commingled funds (1)	26,425	—	26,425	—	21,258	—	21,258	—
Fixed income securities (2)	465,182	83,742	381,440	—	554,578	49,271	505,307	—
Equity securities (3)	21,003	21,003	—	—	25,958	25,958	—	—
Direct lending securities (4)	82,285	—	—	82,285	61,998	—	—	61,998
Units of participation (1)	20,208	—	20,208	—	24,670	—	24,670	—
Total investments	615,103	104,745	428,073	82,285	688,462	75,229	551,235	61,998
Net assets held by the NDT fund	$622,474	$112,116	$428,073	$82,285	$697,596	$84,363	$551,235	61,998

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

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis for the nine month period ended September 30, 2012, and the year ended December 31, 2011 (in thousands):

Direct Lending Securities	September 30, 2012	December 31, 2011
Beginning balance	$61,998	$—
Purchases and issuances	55,723	95,573
Sales, dispositions and settlements	(34,942)	(37,167)
Realized gains and losses	(2,850)	92
Change in unrealized gains and losses	2,356	3,500
Ending balance	$82,285	$61,998

(6) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our condensed consolidated statements of operations and comprehensive income. In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary. During the nine month period ended September 30, 2012, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures (in thousands):

	As of September 30, 2012	As of December 31, 2011
Current assets	$69,337	$46,820
Current liabilities	33,794	22,356

	For The Three Month Period Ended September 30,		For The Nine Month Period Ended September 30,
	2012	2011	2012	2011
Revenue	$54,798	$38,597	$125,751	$132,069
Gross profit	11,590	14,631	19,906	29,495
Net income	11,439	14,415	19,543	29,038
Net income attributable to EnergySolutions	4,286	5,714	7,422	9,995

Our percentage of ownership of unconsolidated joint ventures as of September 30, 2012 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

We received $3.4 million and $2.6 million of dividend distributions from our unconsolidated joint ventures during the nine month periods ended September 30, 2012 and 2011, respectively.

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

We record noncontrolling interest income which reflects the portion of the earnings of operations which are attributable to other minority interest partners. Cash payments, representing the distributions of other investors’ share of cash generated by operations, are recorded as a reduction to noncontrolling interests. Noncontrolling interest income for the three and nine month periods ended September 30, 2012 was $0.3 and $0.4 million, respectively. Noncontrolling interest losses for the three and nine month periods ended September 30, 2011 were $1.0 million and $2.0 million, respectively. Distributions to noncontrolling interest shareholders for the nine month periods ended September 30, 2012 and 2011 were $0.2 and $1.8 million, respectively.

(7) Goodwill

As of September 30, 2012 and December 31, 2011, we had recorded $308.3 million and $306.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. For the nine month periods ended September 30, 2012 and 2011, we recorded translation gains of $1.9 million and $0.5 million, respectively, related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform an impairment test on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We estimate the fair value of the reporting units using a combined income and market approach. The income approach is calculated based on management’s best estimates of future cash flows. Changes in these forecasts could significantly change the calculated fair value of a reporting unit. The market approach is calculated based on market multiples for comparable companies as applied to our company-specific metrics.

Due to the change in management that occurred during the latter part of the second quarter of 2012, decreased earnings guidance, the organizational restructuring of the business units and a recent debt rating downgrade, management performed a comprehensive review of its financial forecasts and adjusted its estimates of future cash flows. These events prompted us to perform an interim goodwill impairment test as of September 30, 2012. The first step of the interim impairment assessment compared the estimated fair value of each of the reporting units to the carrying value, including goodwill, and indicated that no impairment existed as of that date, therefore, the second step was not required.

Based on the first step of the analysis each of our reporting units’ fair value exceeded their carrying value and it would have needed to decrease by the following percentages to fail the first step of the impairment test.

Reporting Unit	Excess Fair Market Value calculated as a % of Book Value (*)	Weighted Average Discount Rate
Government Group	11.2%	17.5%
Global Commercial Group:
Commercial Services	8.8%	17.5%
LP&D	11.1%	17.5%
International	4.6%	20.0%

(*) Amounts calculated based on an estimated growth rate of 2.5%

The excess fair market value of our Commercial Services and International reporting units is less than 10%. A hypothetical increase in the weighted average discount of 0.5% would decrease the calculated fair value of the International reporting unit by approximately 1.6%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value of the International reporting unit by approximately 2.4%. We would expect a similar outcome on the Commercial Services reporting unit if we made the same hypothetical changes to the residual growth rate and the discount rate.

We will continue to monitor the fair value of each of our reporting units closely, however certain events such as deterioration of market conditions, adverse change in regulatory requirements, reductions in government funding, failure to win new business or re-bids of current contracts, decline in our stock price and the corresponding market capitalization or changes on our forecasts could result in future impairment losses.

(8) Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships and technology.  All of our intangibles are subject to amortization.

Other intangible assets consisted of the following (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$241,616	$(73,934)	17.1 years	$240,853	$(66,544)	17.9 years
Customer relationships	161,429	(89,928)	5.8 years	157,594	(77,661)	6.4 years
Technology and other	15,490	(10,113)	3.3 years	15,490	(8,853)	4.1 years
Total amortizable intangibles	$418,535	$(173,975)	13.5 years	$413,937	$(153,058)	14.0 years

Amortization expense was $6.5 million and $19.4 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $6.5 million and $19.6 million for the three and nine month periods ended September 30, 2011, respectively.  For the nine month periods ended September 30, 2012 and 2011, we recorded translation gains of $3.8 million and $0.9 million, respectively, related to intangible assets denominated in foreign currencies.  In conjunction with the performance of our interim goodwill impairment analysis, we determined that no indicators of impairment existed with regard to intangible assets.

(9) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Term loan facilities due through 2016(1)	$527,000	$527,000
Term loan unamortized discount	(9,218)	(10,797)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,189)	(3,469)
Revolving Credit Facility	—	—
Total debt	814,593	812,734
Less: current portion	(3,969)	—
Total long-term debt	$810,624	$812,734

(1)          The variable interest rate on borrowings under our senior secured credit facility was 6.25% as of September 30, 2012 and December 31, 2011.

On August 13, 2010, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5%, and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $50.7 million was used to fund letters of credit issued as of September 30, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements, and provide credit support for obligations acquired under the agreements with Exelon. As of September 30, 2012, borrowings equivalent to $310.7 million under the Term Loan were held in a restricted cash account as collateral for our reimbursement obligations with respect to deposit letters of credit.

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

As of September 30, 2012, we had mandatory principal repayments based on scheduled repayments of $4.0 million due within the next 12 months. We have not made any principal repayments during 2012. During the nine month period ended September 30, 2011, we made principal repayments totaling $15.2 million of which $11.0 million was an optional prepayment. We made cash interest payments totaling $58.7 million and $65.4 million during the nine month periods ended September 30, 2012 and 2011, respectively, related to our outstanding debt obligations as of those dates.

The senior secured credit facility requires us to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted earnings, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted earnings to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ended September 30, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2012, our total leverage and cash interest coverage ratios were 2.63 and 3.0, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012, and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine month period ended September 30, 2012 were $15.4 million. As of September 30, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

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

On August 13, 2010, we also completed a private offering of $300 million 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an indenture among EnergySolutions, Inc., EnergySolutions, LLC, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt, and senior in right of payment to all future subordinated debt.  In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

Our facility and equipment D&D liabilities consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Facilities and equipment ARO—Zion Station	$605,992	$690,152
Facilities and equipment ARO—Clive, UT	29,250	29,220
Facilities and equipment ARO—other	31,208	31,277
Total facilities and equipment ARO	666,450	750,649
Barnwell Closure	6,483	8,401
	672,933	759,050
Less: current portion	(136,993)	(160,520)
	$535,940	$598,530

The following is a rollforward of our facilities and equipment ARO (in thousands) for the nine month period ended September 30, 2012, and the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
Beginning balance	$750,649	$812,114
Liabilities incurred	1,376	627
Liabilities settled	(108,054)	(191,476)
Accretion expense	22,479	32,319
ARO estimate adjustments	—	97,065
Ending liability	$666,450	$750,649

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

The following table presents a summary of the D&D deposits available to fund closure and post-closure obligations related to our AROs for the nine month period ended September 30, 2012, and the year ended December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Zion Station plant - NDT fund (1)	$622,474	$697,596
Tennessee facilities - escrow account (2) (3)	13,877	13,888
Barnwell, South Carolina facility - trust fund account (2)	6,483	8,401
Clive, Utah facility - restricted cash account (2)	336	336

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

(11) Derivative Financial Instruments

We have foreign currency exposure related to our operations in the U.K. as well as in other foreign locations. Foreign currency gains and losses are included in other income, net, in the accompanying condensed consolidated statements of operations and comprehensive income. In January 2011, we implemented a foreign currency risk management program to hedge the operating income of one of our subsidiaries in the U.K., EnergySolutions EU Limited, to mitigate our exposure to foreign exchange rates as those results are consolidated in US dollars. As a result, we recognized foreign currency gains of $0.3 million and $0.3 million for the three and nine month periods ended September 30, 2012, respectively, and gains of $0.3 million and losses of $0.1 million for the three and nine periods ended September 30, 2011, respectively.

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

The following table sets forth the computation of the common shares outstanding in determining basic and diluted earnings per share:

	For The Three Month Period Ended September 30,		For The Nine Month Period Ended September 30,
	2012	2011	2012	2011
Weighted average common shares—basic	89,993,618	88,845,102	89,432,722	88,775,360
Dilutive effect of restricted stock and stock options	—	—	—	2,287
Weighted average common shares—diluted	89,993,618	88,845,102	89,432,722	88,777,647
Anti-dilutive securities not included above	7,853,688	7,694,523	7,928,105	7,653,508

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

We recorded non-cash compensation expense related to our stock option and restricted stock grants of $0.7 million and $3.4 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $3.1 million and $8.2 million for the three and nine month periods ended September 30, 2011, respectively.

As of September 30, 2012, we had $2.0 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.4 years. As of September 30, 2012, there was $6.4 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.9 years.

Phantom Stock

We have awarded phantom stock to certain employees in our Company including senior management.  Phantom stock is a method for us to give employees a bonus if the company performs well financially.  Phantom stock provides a cash or stock bonus based on the value of a stated number of shares to be paid out at the end of a specified period of time.  The value of the phantom shares is dependent on the stock price on the vesting date; therefore, a market condition exists. The value of phantom stock awards to be paid in cash will be treated as liability awards; therefore, they are revalued at each reporting period.  We recorded compensation expense related to our phantom stock grants of $1.1 million and $1.7 million for the three and nine month periods ended September 30, 2012, respectively. As of September 30, 2012, we had $9.5 million of unrecognized compensation expense related to outstanding phantom stock awards which will be recognized over a weighted average period of 2.1 years.

(14) Income Taxes

Undistributed earnings of our foreign subsidiaries amounted to approximately $110.0 million at December 31, 2011.  Those earnings had been considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes had been provided thereon.  During the quarter ended June 30, 2012, primarily due to a change in management, the Company revised its assertion with respect to a portion of the 2011 earnings and all current and future earnings of its U.K. subsidiary. The indefinite reinvestment assertion continues to apply to the remaining balance of approximately $92.0 million of undistributed foreign earnings from prior periods. As a result of the expected partial repatriation during 2012, we have released a valuation allowance previously recorded against U.S. net operating losses expected to be utilized as a result of the increase in estimated U.S. taxable income, including certain losses with a separate return limitation year.

We recognized an income tax benefit of $0.1 million and expense of $4.5 million for the nine month periods ended September 30, 2012 and 2011, respectively, for a year-to-date effective rate of negative 0.1 % and 40.7%, respectively, based on an estimated annual effective tax rate method.  The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax expense relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management’s assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion and the recognition of certain unrecognized tax benefits.

During the nine month periods ended September 30, 2012 and 2011, we made income tax payments of $16.6 million and $4.0 million, respectively.

As of September 30, 2012 and December 31, 2011, we had $0.1 million and $0.4 million, respectively, of gross unrecognized tax benefits. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes.  During the nine month period ended September 30, 2012, the Company recognized an income tax benefit of $1.1 million, due to the expiration of the statute of limitations to examine and challenge our tax positions.  During the nine month period ended September 30, 2011, the Company recognized an income tax benefit of $1.0 million related to the finalization of U.S. federal examinations.

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

The following table presents our segment information (in thousands):

	As of and For The Three Month Period Ended September 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1) (2)	$43,972	$48,631	$62,407	$289,147	$—	$444,157
Income (loss) from operations (3)	10,422	1,702	18,956	5,411	(17,827)	18,664
Depreciation, amortization and accretion expense	54	7,350	5,917	1,946	3,602	18,869
Purchases of property, plant and equipment	—	(437)	2,509	869	531	3,472

	As of and For The Three Month Period Ended September 30, 2011
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1) (2)	$51,726	$47,110	$64,736	$257,455	$—	$421,027
Income (loss) from operations (3)	9,086	206	19,821	(1,734)	(16,745)	10,634
Depreciation, amortization and accretion expense	442	8,045	5,369	2,008	3,447	19,311
Purchases of property, plant and equipment	106	998	4,438	491	892	6,925

	As of and For The Nine Month Period Ended September 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1) (2)	$124,744	$129,110	$155,768	$917,848	$—	$1,327,470
Income (loss) from operations (3)	13,212	4,406	30,758	31,699	(58,574)	21,501
Depreciation, amortization and accretion expense	694	22,459	16,988	5,801	10,659	56,601
Goodwill	73,594	90,129	89,548	55,010	—	308,281
Other long-lived assets (4)	15,913	18,369	267,466	52,980	10,464	365,192
Purchases of property, plant and equipment	—	3,503	7,969	1,630	1,486	14,588
Total assets (5)	171,117	1,524,906	557,954	540,375	58,525	2,852,879

	As of and For The Nine Month Period Ended September 30, 2011
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers (1) (2)	$185,485	$141,402	$181,434	$838,646	$—	$1,346,967
Income (loss) from operations (3)	15,725	(592)	49,232	15,871	(47,345)	32,891
Depreciation, amortization and accretion expense	1,766	24,127	17,253	5,940	10,474	59,560
Goodwill	106,594	90,129	230,548	53,654	—	480,925
Other long-lived assets (4)	26,106	21,456	270,711	54,178	16,194	388,645
Purchases of property, plant and equipment	128	1,386	9,878	637	3,280	15,309
Total assets (5)	207,202	1,728,386	699,302	538,823	98,293	3,272,006

(1)          We eliminate intersegment revenue in consolidation. Intersegment revenue for the three and nine month periods ended September 30, 2012 were $5.1 million and $18.4 million, respectively. Intersegment revenue for the three and nine month periods ended September 30, 2011 were $4.6 million and $13.1 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)          Results of our operations for services provided by our Global Commercial Group to our customers in Canada, Asia and Europe are included in our International operations.

(3)          For the three month period ended September 30, 2012, we recorded $4.3 million of income from our unconsolidated joint ventures of which $0.1 million of loss is attributable to LP&D and $4.4 million of income is attributable to the Government Group. For the nine month period ended September 30, 2012, we recorded $7.4 million of income from our unconsolidated joint ventures of which $0.1 million of loss is attributable to LP&D and $7.5 million of income is attributable to the Government Group. Equity in income from unconsolidated joint ventures for the three and nine month periods ended September 30, 2011 was $5.7 million and $10.0 million, respectively, and was attributable to the Government Group.

(4)          Other long-lived assets include property, plant and equipment and other intangible assets.

(5)          Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, and property, plant and equipment that benefit the entire Company.

(16) Pension Plans

Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	For The Three Month Period Ended September 30,		For The Nine Month Period Ended September 30,
	2012	2011	2012	2011
Service cost	$14,021	$14,226	$42,018	$42,751
Interest cost	39,692	43,524	118,952	130,796
Expected return on plan assets	(42,852)	(45,902)	(128,421)	(137,941)
Net actuarial loss	119	—	355	—
	$10,980	$11,848	$32,904	$35,606

(17) Employee Termination Benefits

In September 2012, we initiated a restructuring plan (the “Restructuring Plan”) to reduce operating costs and improve profitability within our U.S. operations. Under the Restructuring Plan, we are reorganizing our business reporting units, reducing our facility footprint and implemented a reduction of force of approximately 265 employees across multiple business segments and functions. As a result, we estimate that the total restructuring charges under the Restructuring Plan will be between $12.0 million and $16.0 million, substantially all of which represent cash expenditures. The foregoing estimated charges include between $9.0 million and $11.0 million for severance, termination benefits and employee relocation costs, and between $3.0 million and $5.0 million for facility costs.

For the three and nine month periods ended September 30, 2012, we recognized $3.2 million and $9.4 million, respectively, in restructuring charges associated with this Restructuring Plan. These benefits are included in segment and corporate selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) related to our operations in the U.S. The corresponding liability as of September 30, 2012 was $7.4 million, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. We expect to substantially complete the Restructuring Plan by the end of the fourth quarter of 2012. We estimate that the Restructuring Plan will result in a reduction in expenses of approximately $35.0 million annually, not including restructuring charges associated with the Restructuring Plan.

In 2009, an organizational review of our Magnox sites was initiated and we identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of the overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the nine month periods ended September 30, 2012 and 2011, we recognized $0 and $9.6 million, respectively, of expected employee termination benefits. These benefits are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income (loss) related to our International operations. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 12 months.

The following is a reconciliation of the beginning and ending liability balances for the nine month period ended September 30, 2012, and the year ended December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Beginning liability	$32,659	$36,753
Additions	—	9,591
Payments	(22,770)	(13,850)
Effect of exchange rate	959	165
Ending liability	$10,848	$32,659

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

Following the initial restructuring and as a result of the organizational review of the Magnox business and at the request of the NDA, it was also recommended to combine the Magnox North Limited and Magnox South Limited entities into a single entity. We successfully combined these two entities into a single entity, Magnox Limited, during the first quarter of 2011. This event delivered the first major milestone in the Magnox organizational restructuring program previously agreed to by the NDA. We have now reorganized the business into three operating divisions within the single legal entity, which was an enabler to a review of corporate support structures and associated manpower, which was completed during the first half of 2012.

We anticipate that approximately $29.0 million of termination benefits will be paid through December 31, 2012. The estimated cost of severance continues to be updated.

Magnox Limited continues to transition as sites move to a new state within their lifecycle. The Magnox Optimized Decommissioning Plan (“MODP”) includes approximately ten further changes of organization across the ten Magnox sites in the next 5 years. As a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 1,000 employees, during the period through to 2015 followed by a further reduction of approximately 600 employees in the period from 2016 to 2020. The MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government’s current Comprehensive Spending Review (“CSR”).

The current total termination benefit costs included within the MODP over the remainder of the CSR period to 2015 is estimated to be approximately $96 million, and is expected to be paid over the next three years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met.

(18) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of September 30, 2012, we were not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results or cash flows.  We have accrued approximately $5 million related to the following pending legal matters:

False Claim Act Proceeding

On September 14, 2012, we and the plaintiffs in the False Claim Act proceeding previously disclosed and discussed in our 2011 Annual Report reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding.  The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which are subject to the approval of the U.S. government, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

City of Roseville Employees’ Retirement System v. EnergySolutions, Inc., et al. and Shareholder Derivative Actions

On October 12, 2012, we and the plaintiffs in the proceeding concerning the disclosures made in connection with our November 2007 initial public offering and July 2008 secondary offering, which proceeding has been previously disclosed and discussed by us in our 2011 Annual Report, reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding.  The agreement will also resolve the shareholder derivative actions filed by Messrs. Israni (which was voluntarily dismissed on October 9, 2012) and Fish, which actions have been previously disclosed and discussed by us in our 2011 Annual Report and were based on substantially the same underlying facts concerning our initial and secondary public offerings described above.  The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which are subject to mutually acceptable documentation and customary court approvals, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

(19) Related Party Transactions

As required by his employment arrangement, on July 26, 2012, our chief executive officer purchased 884,614 shares of stock from the Company through his account in the Company’s 401(k) plan at a price of $1.69 per share.

(20) Guarantor and Non-Guarantor Financial Information

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$18,514	$79,527	$144,157	$516,472	$(1,560)	$757,110
Property, plant and equipment, net	—	65,027	52,731	2,875	—	120,633
Goodwill	—	29,765	223,506	55,010	—	308,281
Intangibles, net	—	163,183	31,354	50,023	—	244,560
Restricted cash	—	110,593	20,361	200,493	—	331,447
Nuclear decommissioning trust fund	—	—	—	477,993	—	477,993
Deferred costs	—	—	—	401,671	—	401,671
Investment in subsidiaries	2,378	606,433	—	—	(608,811)	—
Intercompany receivable	290,846	—	67,788	2,158	(360,792)	—
Other long term assets	—	11,384	18,144	181,656	—	211,184
TOTAL ASSETS	$311,738	$1,065,912	$558,041	$1,888,351	$(971,163)	$2,852,879
Liabilities and Stockholders’ Equity
Intercompany loan payable	—	290,846	—	—	(290,846)	—
Intercompany payable	—	62,486	1,513	7,460	(71,459)	—
Total current liabilities	485	61,128	72,028	465,356	(47)	598,950
Long-term debt, less current portion	—	614,079	—	196,545	—	810,624
Facility and equipment decontamination and decommissioning liabilities, less current portion	—	32,112	34,509	469,319	—	535,940
Unearned revenue, less current portion	—	—	—	409,518	—	409,518
Other liabilities, net	—	2,883	1,371	181,822	—	186,076
Stockholders’ equity	311,253	2,378	448,620	157,813	(608,811)	311,253
Net income attributable to noncontrolling interests	—	—	—	518	—	518
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,738	$1,065,912	$558,041	$1,888,351	$(971,163)	$2,852,879

CONDENSED CONSOLIDATING BALANCE SHEET

For The Year Ended December 31, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$8,875	$42,959	$128,116	$659,638	$(4,080)	$835,508
Property, plant and equipment, net	—	68,428	56,845	1,336	—	126,609
Goodwill	—	29,764	223,506	53,088	—	306,358
Intangibles, net	—	171,349	36,400	53,130	—	260,879
Restricted cash	—	110,393	22,290	200,235	—	332,918
Nuclear decommissioning trust fund	—	—	—	523,326	—	523,326
Long-term deferred costs less current portion	—	—	—	465,577	—	465,577
Investment in subsidiaries	(19,961)	523,558	—	—	(503,597)	—
Intercompany receivable	297,586	31,078	21,095	1,967	(351,726)	—
Other long term assets	—	12,862	13,096	138,800	—	164,758
TOTAL ASSETS	$286,500	$990,391	$501,348	$2,097,097	$(859,403)	$3,015,933
Liabilities and Stockholders’ Equity
Intercompany loan payable		297,586	—	—	(297,586)	—
Intercompany payable	—	—	—	54,140	(54,140)	—
Total current liabilities	1,895	62,571	52,206	578,689	(4,080)	691,281
Long-term debt, less current portion	—	616,757	—	195,977	—	812,734
Facility and equipment decontamination and decommissioning liabilities, current portion	—	30,212	38,311	530,007	—	598,530
Unearned revenue, less current portion	—		—	469,497	—	469,497
Other liabilities, net	59	3,226	433	154,916	—	158,634
Stockholders’ equity	284,546	(19,961)	410,398	113,160	(503,597)	284,546
Net income attributable to noncontrolling interests	—	—	—	711	—	711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,500	$990,391	$501,348	$2,097,097	$(859,403)	$3,015,933

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Three Month Period Ended September 30, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$23,760	$161,114	$297,738	$(38,455)	$444,157
Cost of revenue	—	(10,110)	(137,284)	(289,061)	38,455	(398,000)
Gross profit	—	13,650	23,830	8,677	—	46,157
Selling, general and administrative expenses	—	(21,012)	(5,471)	(5,296)	—	(31,779)
Equity in income of unconsolidated joint ventures	—	—	4,286	—	—	4,286
Operating income (loss)	—	(7,362)	22,645	3,381	—	18,664
Interest expense	—	(14,355)	—	(3,281)	—	(17,636)
Income (loss) from subsidiaries	20,298	46,894	—	—	(67,192)	—
Other, net	—	(4,879)	(2,426)	19,673	—	12,368
Income (loss) before income taxes	20,298	20,298	20,219	19,773	(67,192)	13,396
Benefit from (provision for) income taxes	(10,246)	—	—	6,899	—	(3,347)
Net income (loss)	10,052	20,298	20,219	26,672	(67,192)	10,049
Less: net loss attributable to noncontrolling interests	—	—	—	3	—	3
Net income (loss) attributable to EnergySolutions	$10,052	$20,298	$20,219	$26,675	$(67,192)	$10,052

Other comprehensive income (loss):
Net income (loss)	$10,052	$20,298	$20,219	$26,672	$(67,192)	$10,049
Foreign currency translation adjustments, net of taxes	—	5,443	—	5,443	(5,443)	5,443
Change in unrecognized actuarial gain	—	273	—	273	(273)	273
Other comprehensive income (loss)	10,052	26,014	20,219	32,388	(72,908)	15,765
Less: net loss attributable to noncontrolling interests	—	—	—	3	—	3
Comprehensive income (loss) attributable to EnergySolutions	$10,052	$26,014	$20,219	$32,391	$(72,908)	$15,768

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Nine Month Period Ended September 30, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$48,555	$348,592	$987,946	$(57,623)	$1,327,470
Cost of revenue	—	(27,738)	(297,795)	(945,820)	57,623	(1,213,730)
Gross profit	—	20,817	50,797	42,126	—	113,740
Selling, general and administrative expenses	—	(66,150)	(18,640)	(14,871)	—	(99,661)
Equity in income of unconsolidated joint ventures			7,422			7,422
Operating income (loss)	—	(45,333)	39,579	27,255	—	21,501
Interest expense	—	(42,841)	—	(9,981)	—	(52,822)
Income (loss) from subsidiaries	15,275	108,154	—	—	(123,429)	—
Other, net	—	(4,705)	(1,182)	51,980	—	46,093
Income (loss) before income taxes	15,275	15,275	38,397	69,254	(123,429)	14,772
Benefit from (provision for) income taxes	(448)	—	—	468	—	20
Net income (loss)	14,827	15,275	38,397	69,722	(123,429)	14,792
Net loss attributable to noncontrolling interests	—	—	—	35	—	35
Net income (loss) attributable to EnergySolutions	$14,827	$15,275	$38,397	$69,757	$(123,429)	$14,827

Other comprehensive income (loss):
Net income (loss)	$14,827	$15,275	$38,397	$69,722	$(123,429)	$14,792
Foreign currency translation adjustments, net of taxes	—	6,821	—	6,821	(6,821)	6,821
Change in unrecognized actuarial gain	—	242	—	242	(242)	242
Other comprehensive income (loss)	14,827	22,338	38,397	76,785	(130,492)	21,855
Less: net loss attributable to noncontrolling interests	—	—	—	35	—	35
Comprehensive income (loss) attributable to EnergySolutions	$14,827	$22,338	$38,397	$76,820	$(130,492)	$21,890

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Three Month Period Ended September 30, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$22,193	$113,482	$295,973	$(10,621)	$421,027
Cost of revenue	—	(8,344)	(90,409)	(295,810)	10,621	(383,942)
Gross profit	—	13,849	23,073	163	—	37,085
Selling, general and administrative expenses	—	(15,118)	(16,259)	(788)	—	(32,165)
Equity in income of unconsolidated joint ventures	—	—	5,714	—	—	5,714
Operating income (loss)	—	(1,269)	12,528	(625)	—	10,634
Interest expense	—	(14,797)	—	(3,404)	—	(18,201)
Income (loss) from subsidiaries	(5,063)	7,520	—	—	(2,457)	—
Other income (expense), net	—	3,483	113	(1,096)	—	2,500
Income (loss) before income tax	(5,063)	(5,063)	12,641	(5,125)	(2,457)	(5,067)
Benefit for income taxes	1,235	—	—	983	—	2,218
Net income (loss)	(3,828)	(5,063)	12,641	(4,142)	(2,457)	(2,849)
Net income attributable to noncontrolling interests	—	—	—	(979)	—	(979)
Net income (loss) attributable to EnergySolutions	$(3,828)	$(5,063)	$12,641	$(5,121)	$(2,457)	$(3,828)

Other comprehensive income (loss):
Net income (loss)	$(3,828)	$(5,063)	$12,641	$(4,142)	$(2,457)	$(2,849)
Foreign currency translation adjustments, net of taxes	—	(6,337)	—	(6,337)	6,337	(6,337)
Change in unrecognized actuarial gain	—	(122)	—	(122)	122	(122)
Other comprehensive income (loss)	(3,828)	(11,522)	12,641	(10,601)	4,002	(9,308)
Less: net income attributable to noncontrolling interests	—	—	—	(979)	—	(979)
Comprehensive income (loss) attributable to EnergySolutions	$(3,828)	$(11,522)	$12,641	$(11,580)	$4,002	$(10,287)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Nine Month Period Ended September 30, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$85,756	$309,299	$984,255	$(32,343)	$1,346,967
Cost of revenue	—	(46,283)	(267,633)	(946,341)	32,343	(1,227,914)
Gross profit	—	39,473	41,666	37,914	—	119,053
Selling, general and administrative expenses	—	(51,383)	(29,217)	(15,557)	—	(96,157)
Equity in income of unconsolidated joint ventures	—	—	9,995	—	—	9,995
Operating income (loss)	—	(11,910)	22,444	22,357	—	32,891
Interest expense	—	(44,583)	—	(10,267)	—	(54,850)
Income (loss) from subsidiaries	8,566	61,553	—	—	(70,119)	—
Other income, net	—	3,506	166	31,406	—	35,078
Income (loss) before income tax	8,566	8,566	22,610	43,496	(70,119)	13,119
Provision for income taxes	(1,981)	—	—	(2,533)	—	(4,514)
Net income (loss)	6,585	8,566	22,610	40,963	(70,119)	8,605
Net income attributable to noncontrolling interests	—	—	—	(2,020)	—	(2,020)
Net income (loss) attributable to Energy Solutions	$6,585	$8,566	$22,610	$38,943	$(70,119)	$6,585

Other comprehensive income (loss):
Net income (loss)	$6,585	$8,566	$22,610	$40,963	$(70,119)	$8,605
Foreign currency translation adjustments, net of taxes	—	(546)	—	(546)	546	(546)
Other comprehensive income (loss)	6,585	8,020	22,610	40,417	69,573	8,059
Less: net income attributable to noncontrolling interests	—	—	—	(2,020)	—	(2,020)
Comprehensive income (loss) attributable to EnergySolutions	$6,585	$8,020	$22,610	$38,397	$69,573	$6,039

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Nine Month Period Ended September 30, 2012

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$14,223	$121,545	$51,259	$(18,679)	$152,582	$15,766
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(651,933)	—	(651,933)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	654,798	—	654,798
Purchases of property, plant and equipment	—	(7,305)	(5,635)	(1,648)	—	(14,588)
Purchases of intangible assets	—	(763)	—	—	—	(763)
Proceeds from disposition of property, plant and equipment	—	—	5,317	—	—	5,317
Net cash (used in) provided by investing activities	—	(8,068)	(318)	1,217	—	(7,169)
Cash flows from financing activities
Intercompany loan receivable	6,740	31,078	(46,884)	—	9,066	—
Intercompany loan payable	—	(6,740)	—	—	6,740	—
Investment in subsidiary	(22,340)	(82,874)	—	(31,562)	136,776	—
Distributions to noncontrolling interests partners	—	—	—	(158)	—	(158)
Minimum tax withholding on restricted stock awards	(120)	—	—	—	—	(120)
Proceeds from issuance of common stock	1,497	—	—	—	—	1,497
Repayments of capital lease obligations	—	—	(629)	—	—	(629)
Net cash provided by (used in) financing activities	(14,223)	(58,536)	(47,513)	(31,720)	(152,582)	590
Effect of exchange rate on cash	—	—	—	1,513	—	1,513
Net decrease in cash and cash equivalents	—	54,941	3,428	(47,669)	—	10,700
Cash and cash equivalents, beginning of period	—	694	—	76,519	—	77,213
Cash and cash equivalents, end of period	$—	$55,635	$3,428	$28,850	$—	$87,913

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Nine Month Period Ended September 30, 2011

(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(2,927)	$43,824	$78,307	$(3,667)	$(103,044)	$12,493
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(821,733)	—	(821,733)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	825,002	—	825,002
Purchases of property, plant and equipment	—	(6,014)	(8,820)	(475)	—	(15,309)
Purchases of intangible assets	—	(610)	—	—	—	(610)
Proceeds from disposition of property, plant and equipment	—	—	235	—	—	235
Net cash (used in) provided by investing activities	—	(6,624)	(8,585)	2,794	—	(12,415)
Cash flows from financing activities
Repayments of long-term debt	—	(15,200)	—	—	—	(15,200)
Intercompany loan receivable	11,551	(34,693)	(1,723)	—	24,865	—
Intercompany loan payable	—	65,078	(74,387)	—	9,309	—
Investment in subsidiary	(8,019)	(61,458)	—	—	69,477	—
Distributions to noncontrolling interests partners	—	—	—	(1,794)	—	(1,794)
Minimum tax withholding on restricted stock awards	(116)	—	—	—	—	(116)
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(368)	—	—	—	(368)
Net cash provided by (used in) financing activities	3,473	(46,641)	(76,110)	(1,794)	103,651	(17,421)
Effect of exchange rate on cash	(546)	(546)	—	228	(607)	(1,471)
Net decrease in cash and cash equivalents	—	(9,987)	(6,388)	(2,439)	—	(18,814)
Cash and cash equivalents, beginning of period		18,587	11,049	30,556	—	60,192
Cash and cash equivalents, end of period	$—	$8,600	$4,661	$28,117	$—	$41,378

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”).

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made herein, including statements regarding anticipated renegotiations of certain of our contracts, expected impacts of reduced government spending, expected costs to complete certain of our contracts, expected recoupment of expenses for work we perform, our future need to access credit, our projected revenue, expenses, income, the implementation of strategic initiatives and the risks associated therewith, our anticipated settlement arrangements of outstanding legal proceedings and reaching agreements in principle with respect hereto, as well as our expectations regarding their impact on our financial position, results of operations and cash flows, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1965, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect the current analysis of existing information and are subject to various risks and uncertainties. As a result, caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, our actual results may differ materially from our expectations or projections.

While most risks affect only future revenue or expenses, some risks may relate to accruals that have already been reflected in earnings. Our failure to receive payments of accrued amounts or incurrence of liabilities in excess of amounts previously recognized could result in a charge against future earnings.

Additional information concerning these and other factors that may impact our expectations and projections can be found in our periodic filings with the Securities and Exchange Commission (“SEC”), including our 2011 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Our SEC filings are available publicly on the SEC’s website at www.sec.gov, on EnergySolutions’ website at www.energysolutions.com or upon request from EnergySolutions’ Investor Relations Department at ir@energysolutions.com. We disclaim any obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consistent with our experience for the full year 2011, revenue from our Government Group declined for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 due primarily to the completion of certain large contracts with the DOE in 2011, and to decreased American Recovery and Reinvestment Act (“ARRA”) funding for 2012. In addition, in April 2012, the prime contractor on our Salt Waste project located at the Savannah River site informed the DOE of an estimated cost increase on the construction phase of the project that is unrelated to our work on the project.  As a result of this change in total budgeted project costs, the current potential incentive fee pool was reduced, which resulted in a corresponding reduction in the amount of incentive fee we had previously recognized. Such fee had been based on previously estimated costs and the estimated progress to date on the construction phase. We anticipate the contract will be renegotiated in 2013, and that incentive fee will be added to the new contract. However, until negotiations occur and the related terms of the negotiated contract are known, we are unable to recognize any such potential incentive fee.

Notwithstanding the decline in our Government Group operations, our Global Commercial Group operations remain strong.  We continue to extend our business development efforts into Europe, Asia and Canada, and have won new contracts in Japan, Korea, Canada, Germany and elsewhere.  Most notably we were selected by Toshiba Corporation as the technology provider for the clean-up of a large volume of radioactively contaminated water at the damaged Fukushima Dai-ichi Nuclear Power Plant.

We continue our work on the Magnox contracts. The Magnox contracts have been extended and are scheduled to expire on June 30, 2014.  As expected, the NDA published a notice advising of its intention to launch the contract rebid process that is expected to commence in late 2012 and be completed in late 2013.

In September 2012, we initiated a restructuring plan (the “Restructuring Plan”) to reduce operating costs and improve profitability within the U.S. entities. Under the Restructuring Plan, we are reorganizing our business, reducing our facility footprint and implemented a reduction in force of approximately 265 employees across multiple business segments and functions and other cost reductions. As a result, we estimate that the total restructuring charges under the Restructuring Plan will be between $12.0 million and $16.0 million, substantially all of which represent cash expenditures. The foregoing estimated charges include between $9.0 million and $11.0 million for severance, termination benefits and employee relocation costs, and between $3.0 million and $5.0 million for facility costs. We expect to substantially complete the Restructuring Plan by the end of the fourth quarter of 2012. We estimate that the Restructuring Plan will result in a reduction in expenses of approximately $35.0 million annually, not including restructuring charges associated with the Restructuring Plan.

Results of Operations

The following table shows certain items from our statements of operations for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	Three Month Period Ended September 30		Nine Month Period Ended September 30,
	2012	2011	2012	2011
Revenue:
Government Group	$43,972	$51,726	$124,744	$185,485
Global Commercial Group
Commercial Services	48,631	47,110	129,110	141,402
LP&D	62,407	64,736	155,768	181,434
International	289,147	257,455	917,848	838,646
Total revenue	444,157	421,027	1,327,470	1,346,967
Cost of revenue:
Government Group	(35,801)	(45,088)	(110,228)	(168,730)
Global Commercial Group
Commercial Services	(43,883)	(46,197)	(117,636)	(131,704)
LP&D	(40,890)	(40,396)	(118,282)	(127,624)
International	(277,426)	(252,261)	(867,584)	(799,856)
Total cost of revenue	(398,000)	(383,942)	(1,213,730)	(1,227,914)
Gross profit:
Government Group	8,171	6,638	14,516	16,755
Global Commercial Group
Commercial Services	4,748	913	11,474	9,698
LP&D	21,517	24,340	37,486	53,810
International	11,721	5,194	50,264	38,790
Total gross profit	46,157	37,085	113,740	119,053
Group selling, general and administrative expenses:
Government Group	(2,155)	(3,266)	(8,790)	(11,024)
Global Commercial Group	(11,797)	(12,154)	(32,297)	(37,788)
Total group selling, general and administrative expenses (1)	(13,952)	(15,420)	(41,087)	(48,812)
Group operating income:
Government Group	6,016	3,372	5,726	5,730
Global Commercial Group	26,189	18,293	66,927	64,511
Total group operating income	32,205	21,665	72,653	70,241
Corporate selling, general and administrative expenses (1)	(17,827)	(16,745)	(58,574)	(47,345)
Equity in income of unconsolidated joint ventures (2)	4,286	5,714	7,422	9,995
Total income from operations	18,664	10,634	21,501	32,891
Interest expense	(17,636)	(18,201)	(52,822)	(54,850)
Other income, net	12,368	2,500	46,093	35,078
Income (loss) before income taxes and noncontrolling interests	13,396	(5,067)	14,772	(13,119)
Income tax benefit (expense)	(3,347)	2,218	20	(4,514)
Net income (loss)	10,049	(2,849)	14,792	8,605
Less: Net (income) loss attributable to noncontrolling interests	3	(979)	35	(2,020)
Net income (loss) attributable to EnergySolutions	$10,052	$(3,828)	$14,827	$6,585

(1)         Together, group and corporate selling, general and administrative expenses represent our total segment, general and administrative expenses as reported in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As such, both amounts are needed to compute total consolidated income from operations for the three and nine month periods ended September 30, 2012 and 2011.

(2)         For the three month period ended September 30, 2012, we recorded $4.3 million income of from our unconsolidated joint ventures of which $0.1 million of loss is attributable to LP&D and $4.4 million of income is attributable to the Government Group. For the nine month period ended September 30, 2012, we recorded $7.4 million income from our unconsolidated joint ventures of which $0.1 million of loss is attributable to LP&D and $7.5 million of income is attributable to the Government Group.

Three Month Period Ended September 30, 2012 Compared to the Three Month Period Ended September 30, 2011

Government Group

Revenue from our Government Group decreased $7.8 million to $44.0 million for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to the completion of certain large contracts during 2011 and to decreased ARRA funding for 2012, partially offset by increased demand of engineering and technology work. Gross profit increased by $1.5 million and gross margin increased to 18.6% for the three month period ended September 30, 2012 from 12.8% for the three month period ended September 30, 2011, due primarily to increased testing and technical supporting activities on a large scale mixing project. The overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year.

Revenue and cost of revenue related to engineered systems and technology projects within the Government Group increased $7.0 million and $5.0 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011 due primarily to increased testing activities on the large scale mixing contract awarded in August 2011. As a result, gross profit increased $2.0 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our subsidiary Isotek Systems, LLC increased $1.4 million and $0.5 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to the fixed price waste shipment phase of the contract which commenced in January 2012. As a result, gross profit increased $0.9 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue from our subsidiary EnergySolutions Performance Strategies Inc. increased $1.1 million for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to fee recognition for supporting work completed on certain Salt Waste projects. In contrast, cost of revenue decreased $0.5 million for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due to budget cuts on contracts at Los Alamos National Laboratory. As a result, gross profit increased $1.6 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $12.3 million and $11.1 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due to the completion of the contract in April 2012. As a result, gross profit decreased $1.2 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue related to our UCOR liquids and gases staff augmentation project decreased $3.2 million and $2.6 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due to the completion of the contract during the second quarter of 2012. As a result, gross profit decreased $0.6 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue generated by our Salt Waste processing facility contract decreased $1.5 million and $0.3 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to lower fee earnings resulting from a higher projection of expected costs to complete the contract.  As a result, gross profit decreased $1.2 million during the three month period ended September 30, 2012 compared to the same period in 2011. We anticipate the contract will be renegotiated in 2013, and that the previously forfeited incentive fee will be added to the new contract.

Global Commercial Group

Commercial Services Operations

Revenue from our Commercial Services operations increased $1.5 million to $48.6 million for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to the increase in liquid waste processing projects during 2012. As a result, gross profit increased $3.8 million and gross margin increased to 9.8% for the three month period ended September 30, 2012 from 1.9% for the three month period ended September 30, 2011.

Revenue related to the decommissioning of the Zion Station increased $0.1 million for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011, due primarily to increased project activity. Cost of revenue decreased $2.6 million due primarily to the combination of higher ARO gain and lower accretion expense recognized for the three month period ended September 30, 2012 compared to the same period in 2011. As a result, gross profit increased $2.7 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our project services delivery group increased $1.7 million and $1.6 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to increased design and fabrication activities to support our contracts in Asia which resulted in higher labor, training and travel costs. Gross profit increased $0.1 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our technology products group decreased $0.1 million and $0.6 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to lower demand of specialty container liners and decreased incentive compensation expense. As a result, gross profit increased $0.5 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our commercial technology and engineering operations decreased $0.1 million and $0.8 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 72011, due primarily to completion of design work during 2011. As a result, gross profit increased $0.7 million for the three month period ended September 30, 2012 compared to the same period in 2011.

LP&D Operations

Revenue from our LP&D operations decreased $2.3 million to $62.4 million for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to lower volumes of waste processed and disposed at our Clive, Utah facility offset by increased fabrication activities at our manufacturing division and increased transportation services. As a result, gross profit decreased $1.8 million and gross margin decreased to 34.4% for the three month period ended September 30, 2012 from 36.1% for the three month period ended September 30, 2011.

Revenue and cost of revenue from our processing facilities increased $5.8 million and $2.1 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to increased fabrication activities on a new contract, the recognition of fees related to processing of materials on a large scale contract, and to lower labor, transportation and container costs. As a result, gross profit increased $3.7 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue related to our disposal facilities decreased $12.2 million and $3.8 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. The majority of costs at our disposal facilities are fixed, resulting in a disproportionate decrease in cost of revenue as a percentage of revenue. As a result, gross profit decreased $8.4 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our logistics operations increased $4.1 million and 2.3 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to increased utility shipments offset in part by lower cask rental expense. As a result, gross profit increased $1.8 million for the three month period ended September 30, 2012 compared to the same period in 2011.

International Operations

Revenue from our International operations increased $31.7 million to $289.1 million for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to filter media, containers and support for clean-up operations in Japan and Korea, continued progress of fabrication activities in China and increased waste processing activities in Canada. Gross profit increased $6.5 million and gross margin increased to 4.1% for the three month period ended September 30, 2012 from 2.0% for the three month period ended September 30, 2011.

Revenue and cost of revenue from our operations in Asia increased $31.9 million and $26.7 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to increased revenues and costs related to fabrication activities at the Yangjiang and Haiyang, China nuclear reactor sites, and to supplying filter media, containers and support for clean-up operations in Japan and Korea. As a result, gross profit increased $5.1 million for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in Canada increased $1.5 million and $1.5 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to increased shipments of waste for processing and higher demand for waste storage services. As a result, gross profit remained level for the three month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our U.K. operations decreased $1.5 million and $3.0 million, respectively, for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011, due primarily to progress delays at two Magnox sites. Revenue was negatively impacted by $5.0 million while cost of revenue was positively impacted by $4.9 million as a result of fluctuations in pound sterling exchange rates for the three month period ended September 30, 2012 compared to the same period in 2011.  Gross profit decreased $0.1 million due to exchange rate fluctuations for the three month period ended September 30, 2012 compared to the same period in 2011.

Group selling, general and administrative expenses

Group selling, general and administrative (“SG&A”) expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Group SG&A expenses decreased $1.4 million, or 9.5%, to $14.0 million for the three month period ended September 30, 2012 compared to $15.4 million for the three month period ended September 30, 2011, due primarily to lower bid and proposal costs incurred during 2012, lower employee incentive expenses and our ongoing effort to reduce SG&A expenses. Group SG&A expenses, as a percentage of revenue, decreased 0.3% for the three month period ended September 30, 2012 compared to the same period in 2011.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $1.1 million, or 6.5%, to $17.8 million, for the three month period ended September 30, 2012, from $16.7 million for the three month period ended September 30, 2011 due primarily to reorganization and transitional costs resulting from the execution of the Restructuring Plan during the quarter, offset by decreased incentive compensation expense. Corporate SG&A expenses, as a percentage of revenue, increased 0.2% for the three month period ended September 30, 2012 compared to the same period in 2011.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $1.4 million, or 25.0%, to $4.3 million for the three month period ended September 30, 2012, from $5.7 million for the three month period ended September 30, 2011, due primarily to a $1.3 million decrease from our proportional share of income from our Washington River Protection Solutions LLC joint venture at the Hanford site.

Interest expense

Interest expense decreased $0.6 million to $17.6 million for the three month period ended September 30, 2012 from $18.2 million for the three month period ended September 30, 2011, due primarily to a decrease in outstanding borrowings during late 2011. During the three month period ended September 30, 2012, we made interest payments totaling $24.5 million of which $8.4 million are related to the term loan and related senior secured revolving credit facility and $16.1 million to the senior notes. For the three month periods ended September 30, 2012 and 2011, the variable interest rate on our term loan was 6.25%, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income, net

Other income, net, increased $9.8 million to $12.3 million for the three month period ended September 30, 2012 from $2.5 million for the three month period ended September 30, 2011, due primarily to higher investment income earned on investments in the nuclear decommissioning trust (“NDT”) fund during the third quarter of 2012, offset by a $2.4 million donation of an engineering research facility to Washington State University and the accrual of approximately $5.0 million related to pending settlements on certain legal matters.

Income taxes

We recognized income tax expense of $3.3 million and income tax benefit of $2.2 million for the three month periods ended September 30, 2012 and 2011, respectively, for a quarterly effective rate of 25.0% and 36.7%, respectively, based on an estimated annual effective tax rate method.  The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax expense relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management’s assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion.

Nine Month Period Ended September 30, 2012 Compared to the Nine Month Period Ended September 30, 2011

Government Group

Revenue and cost of revenue in our Government Group decreased $60.7 million and $58.5 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to the completion of certain large contracts during 2011 and decreased ARRA funding for 2012, partially offset by an increase in revenue related to our engineering and technology projects. Gross profit decreased by $2.2 million and gross margin increased to 11.6% for the nine month period ended September 30, 2012 from 9.0% for the nine month period ended September 30, 2011, due primarily to increased testing and technical supporting activities on a large scale mixing project. The overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year.

Revenue and cost of revenue related to our engineered systems and technology products division increased $18.5 million and $12.3 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 due primarily to increased testing activities on a large scale mixing contract awarded in August 2011, offset by the completion of technical and testing support activities at the DOE Waste Treatment Plant in Richland, Washington. As a result, gross profit increased $6.2 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $39.0 million and $35.5 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due to the completion of that contract in April 2012. As a result, gross profit decreased $3.5 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $23.5 million and $22.5 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due to completion of the hot functional test phase as of March 31, 2011. As a result, gross profit decreased $1.0 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Salt Waste Processing facility contract decreased $7.8 million and $0.4 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to a fee adjustment in March 2012 resulting from expected costs to complete the contract exceeding the original total budgeted costs. As a result, gross profit decreased $7.4 million for the nine month period ended September 30, 2012 compared to the same period in 2011. We anticipate the contract will be renegotiated in 2013, and that the previously forfeited incentive fee will be added to the new contract.

Revenue and cost of revenue from our subsidiary EnergySolutions Performance Strategies Inc. decreased $5.0 million and $6.7 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit increased $1.7 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our Isotek Systems LLC, joint venture decreased $3.3 million and $4.4 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, primarily due to decreased engineering design activity work.  As a result, gross profit increased $1.1 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Global Commercial Group

Commercial Services Operations

Revenue and cost of revenue from our Commercial Services operations decreased $12.3 million and $14.1 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to the completion of large scale projects during 2011, lower subcontractor costs, lower project support costs and lower licensing and permitting costs when compared to 2011. Gross profit increased by $1.8 million and gross margin increased to 8.9% for the nine month period ended September 30, 2012 from 6.9% for the nine month period ended September 30, 2011, due primarily to the relatively profitability of the major projects performed in each period.

Revenue and cost of revenue related to the decommissioning of the Zion Station decreased $11.5 million and $11.3 million, respectively, for the nine month period ended September 30, 2012, due primarily to lower subcontractor costs, lower project support costs and lower accretion expense when compared to 2011. As a result, gross profit decreased $0.2 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our project services delivery group decreased $4.2 million and $3.2 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 due primarily to the completion of work at Pearl Harbor and at GE’s Hitachi’s global nuclear fuel plant in Wilmington, North Carolina, during the fourth quarter of 2011. As a result, gross profit decreased $1.0 million for the nine month period ended September 30, 2012 compared to same period in 2011.

Revenue and cost of revenue from our technology products division increased $2.7 million and $1.3 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to continued construction of liquid waste processing system for the Palo Verde nuclear power station, as well as increased supporting activities for the Zion Station project during 2012. As a result, gross profit increased $1.4 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

LP&D Operations

Revenue and cost of revenue from our LP&D operations decreased $25.7 million and $9.3 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to lower waste disposal volumes processed at our Clive, Utah facility offset by increased fabrication activities at our manufacturing division and increased transportation services. As result, gross profit decreased $16.4 million and gross margin decreased to 24.1% for the nine month period ended September 30, 2012 from 29.7% for the nine month period ended September 30, 2011.

Revenue from our processing facilities increased $5.9 million for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to increased fabrication activities on a new contract and the recognition of fees related to processing of materials on a large scale contract. Cost of revenue decreased $1.1 million for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to lower container, transportation and labor costs. As a result, gross profit increased $7.0 million for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011.

Revenue and cost of revenue related to our logistics operations increased $3.0 million and $2.0 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 due to increased shipping activity on major contracts as well as lower labor support, container cost and facility maintenance. As a result, gross profit increased $1.0 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue related to our disposal facilities decreased $34.6 million and $10.2 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding. As a result, gross profit decreased $24.4 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

International Operations

Revenue and cost of revenue related to our International operations increased $79.2 million and $67.7 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to increased reimbursable contract cost base on our Magnox contracts and fees earned on our China, Japan and Korea contracts for the nine month period ended September 30, 2012. As result, gross profit increased $11.5 million and gross margin increased to 5.5% for the nine month period ended September 30, 2012 from 4.6% for the nine month period ended September 30, 2011.

Revenue and cost of revenue from our operations in Asia increased $41.2 million and $33.5 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to increased progress related to fabrication and installation activities at the Yangjiang and Haiyang, China nuclear reactor sites and to the completion of design activities for the clean-up operations in Japan and Korea as well as the provision of media filters, containers and support in Japan. As a result, gross profit increased $7.7 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in the U.K. increased $34.1 million and $31.7 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to a contribution received from the NDA to fund a deficit of the Magnox pension plan, as well as better than expected progress during the nine months ended September 30, 2012 resulting in higher incentive fees during the nine month period ended September 30, 2012. Revenue was negatively impacted by $18.1 million while cost of revenue was positively impacted by $17.4 million as a result of fluctuations in pound sterling exchange rates period over period. As a result, gross profit decreased $0.7 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Revenue and cost of revenue from our operations in Canada increased $3.9 million and $2.5 million, respectively, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, due primarily to increased shipments of waste for processing and higher demand for waste storage services. As a result, gross profit increased $1.4 million for the nine month period ended September 30, 2012 compared to the same period in 2011.

Group selling, general and administrative expenses

For the nine month period ended September 30, 2012, group SG&A expenses decreased by $7.7 million, or 15.8%, from $48.8 million for the nine month period ended September 30, 2011, to $41.1 million for the nine month period ended September 30, 2012.  The decrease was due primarily to lower bid and proposal costs incurred during the nine month period ended September 30, 2012, lower employee incentive compensation expenses and our ongoing effort to reduce SG&A expenses.

Corporate selling, general and administrative expenses

Corporate SG&A expenses increased $11.2 million, or 23.7%, to $58.6 million for the nine month period ended September 30, 2012 from $47.3 million for the nine month period ended September 30, 2011. This increase was due primarily to reorganization and transitional costs resulting from the execution of the Restructuring Plan during the year that involved the reduction of approximately 265 employees across the divisions. The increase was offset by decreased incentive compensation expense.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $2.6 million, or 25.7%, to $7.4 million for the nine month period ended September 30, 2012 from $10.0 million for the nine month period ended September 30, 2011. The decrease was attributable primarily to a decrease of $2.0 million from our proportional share of income from our Washington River Protection Solutions joint venture at the Hanford site as well as a $0.9 million decrease from our proportional share of our Parallax joint venture.

Interest expense

Interest expense decreased $2.0 million, or 3.7%, to $52.8 million for the nine month period ended September 30, 2012 from $54.9 million for the nine month period ended September 30, 2011. The decrease was due primarily to a decrease in outstanding borrowings during late 2011. During the nine month period ended September 30, 2012, we made interest payments totaling $58.7 million of which $26.5 million are related to the term loan and related senior secured revolving credit facility and $32.3 million related to the senior notes. The variable interest rate on our term loan as of September 30, 2012 and 2011 was 6.25%, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income, net

Other income, net, increased $11.0 million to $46.0 million for the nine month period ended September 30, 2012 from a net other income of $35.1 million for the nine month period ended September 30, 2011 due primarily to higher investment income earned on investments in the NDT fund during the nine month period ended September 30, 2012, offset by a $2.4 million donation of an engineering research facility to Washington State University and the accrual of approximately $5.0 million related to pending settlements on certain legal matters.

Income taxes

We recognized income tax expense of $0.1 million and $4.5 million for the nine month periods ended September 30, 2012 and 2011, respectively, for a year-to-date effective rate of 0.1% and 32.7%, respectively, based on an estimated annual effective tax rate method. The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax expense relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management’s assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion and the recognition of certain unrecognized tax benefits.  During the nine month period ended September 30, 2012, the Company recognized an income tax benefit of $1.1 million, due to the statue of limitations expiring to examine and challenge our tax positions in the jurisdictions in which we operate.

Liquidity and Capital Resources

We finance our operations primarily through cash provided by operations. Our cash flow from operations is impacted primarily by fluctuations in working capital caused by the timing of our billings to customers, collection terms of our contracts, stages of completion of our projects, the timing of payments to vendors and subcontractors, the timing of payment of dividends from our unconsolidated joint ventures, the changes in income tax liabilities and to unforeseen events.

As of September 30, 2012, our principal sources of liquidity consisted of $87.9 million in existing cash and cash equivalents, of which $17.4 million was held in foreign jurisdictions, an increase of $10.7 million compared to our cash and cash equivalents as of December 31, 2011. The increase in domestic cash was due in part to the repatriation of approximately $31.7 million in earnings from the U.K. Due to U.S. tax laws and regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is subject to certain tax obligations. As of September 30, 2012, we also had $54.3 million available under the $105.0 million revolving portion of our senior secured credit facility, which is net of $50.7 million of outstanding letters of credit issued against it. As of September 30, 2012, we had no outstanding borrowings under our senior secured revolving credit facility.

As of September 30, 2012, we also had $280.4 million in accounts receivable and $92.5 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. Our Days Sales Outstanding (“DSO”) decreased to 60 days as of September 30, 2012 compared to 69 days as of September 30, 2011. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing the average accounts receivable for the quarter into the amount of revenue recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter. Our cash flow from operations and cash on hand for the nine month period ended September 30, 2012, has been sufficient to cover our operating expenses without the need to draw on your senior secure revolving credit facility to cover any shortfalls in the timing of receipts and payments. We are actively engaged in managing our working capital to reduce our DSO to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business.

As discussed above, our cash and cash equivalents increased $10.7 million to $87.9 million during the nine month period ended September 30, 2012, compared to a $6.6 million decrease in cash and cash equivalents during the nine month period ended September 30, 2011. For the nine month period ended September 30, 2012, cash provided by operating activities was $15.8 million compared to cash provided by operating activities of $14.3 million for the nine month period ended September 30, 2011. The decrease in cash flows from operating activities was due primarily to increased income tax obligations related to the repatriation of foreign earnings offset by higher net income for the period as well as the use of advance payments from clients as projects advance and large payments made on vendor and subcontractor payables, employee incentive benefits and debt interest during the nine month period ended September 30, 2012. We also reported a net income of $14.8 million for the nine month period ended September 30, 2012, compared to a net income of $8.6 million for the nine month period ended September 30, 2011. Cash flows from operating activities was partially offset by a decrease of $21.8 million in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease of $31.1 million in receivables and the add back of significant non-cash expenses including depreciation, amortization and accretion expenses, amortization of debt financing fees and equity-based compensation expense.

We used $7.2 million of cash in investing activities during the nine month period ended September 30, 2012, primarily to fund capital expenditures in the amount of $15.4 million offset by proceeds from disposition of assets related to the cleanup of the Atlas mill tailings site near Moab, Utah, which was completed in April 2012. Investments in capital expenditures included purchases of transportation equipment to support our disposal and logistics operations and storage equipment to support waste disposal activities. Cash flows from investing activities were also generated by sales of NDT fund investments of approximately $654.8 million of which $651.9 million was reinvested during the period. Investment income and realized earnings on the NDT fund are a source of working capital for the decommissioning work we perform at the Zion Station. We actively invest in securities to provide our target returns on the NDT trust assets to satisfy current and future decommissioning costs associated with the Zion Station ARO.

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

Cash flow from financing activities provided $0.6 million during the nine month period ended September 30, 2012, due primarily to the issuance of common stock to an executive pursuant to his employment arrangement. This increase was offset by repayments of capital lease obligations and repurchases of our common stock to pay for taxes due upon the vesting of restricted stock awards.

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

We had accumulated benefit obligations related to the U.K. pension plans of $3.4 billion as of December 31, 2011. See Note 19 to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 for a more detailed discussion. The Magnox pension plan is funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of the contract. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. This plan is currently funded by contributions from us and from those employees.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative and collateral agent, consisting of a senior secured term loan (the “Term Loan”) in an aggregate principal amount of $560 million at a discount rate of 2.5%, and a senior secured revolving credit facility (the “Revolving Credit Facility”) with availability of $105.0 million, of which $50.7 million was used to fund letters of credit issued as of September 30, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Term Loan; (b) Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the Revolving Credit Facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the Revolving Credit Facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements, and provide credit support for obligations acquired under the agreements with Exelon. As of September 30, 2012, borrowings equivalent to $310.7 million, under the Term Loan, were held in a restricted cash account as collateral for our reimbursement obligations with respect to deposit letters of credit.

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

As of September 30, 2012, we had mandatory principal repayments based on scheduled repayments of $4.0 million due within the next 12 months. We have not made any principal repayments during 2012. During the nine month period ended September 30, 2011, we made principal repayments totaling $15.2 million of which $11.0 million was an optional prepayment. We made cash interest payments totaling $58.7 million and $65.4 million, during the nine month periods ended September 30, 2012 and 2011, respectively, related to all of our outstanding debt obligations as of those dates.

The senior secured credit facility requires us to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted earnings, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted earnings to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ended September 30, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended September 30, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2012, our total leverage and cash interest coverage ratios were 2.63 and 3.0, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012, and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million, and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine month period ended September 30, 2012 were $15.4 million. As of September 30, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

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

On August 13, 2010, we also completed a private offering of $300 million 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an indenture among EnergySolutions, Inc., EnergySolutions, LLC, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt, and senior in right of payment to all future subordinated debt.  In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

The senior notes are guaranteed on a senior unsecured basis by all of our domestic restricted subsidiaries that guarantee the senior secured credit facility. The senior notes and related guarantees are effectively subordinated to our secured obligations, including the senior secured credit facility and related guarantees, to the extent of the value of assets securing such debt. The senior notes are structurally subordinated to all liabilities of each of our subsidiaries that do not guarantee the senior notes. If we experience a change in control, each holder will have the right to require that we purchase all or a portion of such holder’s senior notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of the purchase. The indenture contains, among other things, certain covenants limiting our ability, and the ability of one restricted subsidiary, to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur liens, sell assets and subsidiary stock, transfer all or substantially all of our assets, or enter into a merger or consolidation transactions and enter into transactions with affiliates.

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

We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. We also pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200 million letter of credit facility to further support the D&D activities at the Zion Station. If we exhaust our resources and ability to complete the D&D activities, and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) would then be entitled to draw on the funds associated with the letter of credit. Under the terms of our financing arrangements, we obtained restricted cash and took on the liability for the letter of credit facility.

Off Balance Sheet Arrangements

As of September 30, 2012, we had routine operating leases, primarily related to real estate and rail equipment and investments in joint ventures.

As of September 30, 2012, we had an outstanding variable rate term loan of $527.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash.  We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of September 30, 2012, which is 58.1% of our outstanding long term debt net of restricted cash.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of September 30, 2012, we had $307.2 million in deposit letters of credit issued under our senior secured credit facility and $50.7 million of letters of credit issued against our $105.0 million Revolving Credit Facility. As of September 30, 2012, we had $27.5 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, and insurance policies. As of September 30, 2012, the closure and post-closure requirements for our facilities were $144.8 million.

Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our 2011 Annual Report.

Recoverability of Long-Lived Assets, Including Goodwill

As of September 30, 2012 and December 31, 2011, we had recorded $308.2 million and $306.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive loss in the condensed consolidated balance sheets. For the nine month periods ended September 30, 2012 and 2011, we recorded translation gains of $1.9 million and $1.8 million, respectively, related to goodwill denominated in foreign currencies.

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

Due to adverse stock market conditions, change in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. This decline in share price during the second quarter of 2012 prompted us to perform an interim goodwill impairment test as of June 30, 2012. While the stock price increased in the third quarter of 2012 the level was still such that we determined it was necessary to perform a goodwill impairment analysis as of September 30, 2012. Based on the first step of the analysis each of our reporting units’ fair value exceeded their carrying value. However, the fair value of the International reporting unit exceeded its carrying value by less than 5% using a weighted average discount rate of 20.0% and a residual growth rate of 2.5%. The goodwill balance of our International reporting unit was $55.0 million as of September 30, 2012. A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the International reporting unit by 1.4%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value as a percent of book value for the International reporting unit by 1.4%. The calculated fair value of each of our other reporting units exceeded the reporting unit’s book value by amounts greater than 5% of their book value. Although the fair value of each of the reporting units currently exceeds their carrying value, a deterioration of market conditions, an adverse change in regulatory requirements, reductions in government funding, failure to win new business or re-bids of current contracts or a continuation of the decline in our stock price and corresponding market capitalization could result in a future impairment loss.

The goodwill balances of our Government Group, Commercial Services and LP&D reporting units as of September 30, 2012 were $72.6 million, $90.1 million and $90.5 million, respectively.  Based on a goodwill impairment analysis performed as of September 30, 2012, the fair value of these reporting units exceeded their carrying value by approximately 11.2%, 8.8% and 11.1%, respectively.  Since the estimated fair value of the reporting units was in excess of their book value, it was not necessary to perform the second step of the goodwill impairment test.

Due to adverse stock market conditions that existed during the third and fourth quarter of 2011, our stock price and corresponding market capitalization declined significantly.  This decline prompted us to perform an interim goodwill impairment test as of December 31, 2011, and as a result, we recorded a non-cash goodwill impairment charge for the Government Group and LP&D reporting units totaling $174.0 million during the quarter ended December 31, 2011. Of the $174.0 million, $34.0 million was related to the Government Group and $140.0 million was related to our LP&D reporting unit. This non-cash charge reduces goodwill recorded in connection with previous acquisitions and does not impact our overall business operations, cash position, operating cash flow or debt covenants.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our 2011 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of September 30, 2012, based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2012 we implemented an enterprise resource planning (“ERP”) system for the majority of our U.K. operations. In the period of implementation, we were required to rely on certain compensating controls to help validate information generated within the ERP system such as additional validation of underlying data and additional data analyses. Throughout the ERP system stabilization period, we will continue to improve and enhance our system of internal control over financial reporting such that certain of these compensating controls may no longer be necessary. Our current system of internal controls over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

PART II

Item 1.  Legal Proceedings.

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Part I, Item 3. “Legal Proceedings” in our 2011 Annual Report.  The following discussion regarding our anticipated settlement arrangements and reaching agreements in principle with respect thereto, as well as our expectations regarding their impact on our financial position, results of operations and cash flows, are forward-looking in nature.  For additional information on the known and unknown risks that could affect our actual results, please see “Cautionary Statement Regarding Forward-Looking Statements” under Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

False Claim Act Proceeding

On September 14, 2012, we and the plaintiffs in the False Claim Act proceeding previously disclosed and discussed in our 2011 Annual Report reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding.  The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which are subject to the approval of the U.S. government, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

City of Roseville Employees’ Retirement System v. EnergySolutions, Inc., et al. and Shareholder Derivative Actions

On October 12, 2012, we and the plaintiffs in the proceeding concerning the disclosures made in connection with our November 2007 initial public offering and July 2008 secondary offering, which proceeding has been previously disclosed and discussed by us in our 2011 Annual Report, reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding.  The agreement will also resolve the shareholder derivative actions filed by Messrs. Israni (which was voluntarily dismissed on October 9, 2012) and Fish, which actions have been previously disclosed and discussed by us in our 2011 Annual Report and were based on substantially the same underlying facts concerning our initial and secondary public offerings described above.  The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which are subject to mutually acceptable documentation and customary court approvals, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2011 Annual Report and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of restricted stock granted under the EnergySolutions, Inc. 2007 Equity Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three month period ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

July 1, 2012 — July 31, 2012	—	$—	—	—
August 1, 2012 — August 31, 2012	—	$—	—	—
September 1, 2012 — September 30, 2012	10,089	$2.89	—	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of November, 2012.

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