Form 10-K
period 2012-12-31
EnergySolutions, Inc.
filed 2013-03-18
CIK 1393744

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, was approximately $150 million based upon the closing price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 11, 2013, 91,082,203 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the Company's 2013 Proxy Statement, to the extent stated herein. Such proxy statement or amendment will be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2012.

ENERGYSOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2012

GLOSSARY OF DEFINED TERMS

        The following defined terms are used throughout this Annual Report on Form 10-K.

ABR	Alternate Base Rate
AEA	Atomic Energy Act of 1954, as amended
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act
ASX	Autosampling Pneumatic Transfer System
BNGA	BNG America, LLC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFIUS	Committee on Foreign Investments in the United States
CSR	Comprehensive Spending Review
D&D	Decontamination and Decommissioning
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EPA	U.S. Environmental Protection Agency
ETTP	East Tennessee Technology Park
ERA	Energy Reorganization Act of 1974
ESPS	EnergySolutions Performance Strategies
HBPP	Humboldt Bay Power Plant
HSE	Health and Safety Executive
HSWA	Hazardous and Solid Waste Amendments of 1984
IPO	Initial Public Offering
ISFSI	Independent Spent Fuel Storage Installations
KEPCO	Korea Electric Power Corporation
LANL	Los Alamos National Laboratory
LIBOR	London Interbank Offer Rate
LLRW	Low-Level Radioactive Waste
LP&D	Logistics, Processing and Disposal
M&O	Management and Operation
MLLW	Mixed Low-Level Waste
MODP	Magnox Optimized Decommissioning Program
NDA	U.K. Nuclear Decommissioning Authority
NDT	National Decommissioning Trust
NII	HM Nuclear Installations Inspectorate
NORM	Naturally Occurring Radioactive Material
NNPP	Navy Nuclear Propulsion Program
NNS	Newport News Shipbuilding
NSSF	Nuclear Support Services Facility
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYSE	New York Stock Exchange
ONR	Office of Nuclear Regulation
ORNL	Oak Ridge National Laboratory
OSHA	Occupational Safety and Health Administration
RCRA	Resource Conservation and Recovery Act of 1976
REA	Request for Equitable Adjustment
RFP	Request for Proposal
RSA 1993	Radioactive Substances Act 1993
RSMC	Reactor Sites Management Company
SAFSTOR	Safe Storage (nuclear plant in retirement)
SEC	U.S. Securities and Exchange Commission
SEPA	Scottish Environment Protection Agency

SGLA	Steam Generator Lover Assemblies
SONGS	San Onofre Nuclear Generation Station
SRS	Savannah River Site
TCEQ	Texas Commission on Environmental Quality
TDEC	Tennessee Department of Environment and Conservation
TEPCO	Tokyo Electric Power Company
TSCA	Toxic Substances Control Act
WCS	Waste Control Specialists LLC
WRPS	Washington River Protection Solutions LLC
Y-12	Y-12 National Security Complex

        References herein to "EnergySolutions," the "Company," "we," "us" or "our" refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

        This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the current expectations and beliefs of EnergySolutions and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Any statements that are not statements of historical fact (such as statements containing the words "believes," "plans," "anticipates," "expects," "estimates" and similar expressions) should be considered forward-looking statements. Among others, the following risks, uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements: (i) the risk that the proposed acquisition of EnergySolutions pursuant to that certain Agreement and Plan of Merger, dated January 7, 2013 (the "Merger Agreement"), by and among Rockwell Holdco, Inc., a Delaware corporation, which is an affiliate of Energy Capital Partners II, LLC, Rockwell Acquisition Corp. and the Company, pursuant to which, subject to certain conditions, Rockwell Acquisition Corp will merge with and into the Company (the "Merger"), may not be consummated in a timely manner, if at all; (ii) the risk that the Merger Agreement may be terminated in circumstances that require EnergySolutions to pay Energy Capital Partners Management II, LP or its designee a termination fee of up to $13,600,000, including the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger; (iii) risks related to the diversion of management's attention from EnergySolutions' ongoing business operations; (iv) risks regarding the failure of Energy Capital Partners to obtain the necessary financing to complete the Merger; (v) the effect of the announcement of the acquisition on EnergySolutions' business relationships (including, without limitation, partners and customers), operating results and business generally as well as the potential difficulties in employee retention as a result of the Merger; (vi) risks related to obtaining the requisite consents to the acquisition, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval; (vii) risks related to the outcome of any legal proceedings that have been, or will be, instituted against EnergySolutions related to the Merger Agreement; and (viii) risks related to the effects of local and national economic, credit and capital market conditions on the economy in general. Additional risk factors that may affect future results are contained in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by EnergySolutions. EnergySolutions expressly disclaims any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions or circumstances.

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

        We derive almost 100% of our revenue from the provision of nuclear services, and we believe that virtually every company or organization in the United States ("U.S.") that holds a nuclear license uses our services or facilities, directly or indirectly. Our government customers include the U.S. Department of Energy ("DOE"), U.S. Department of Defense ("DOD") and United Kingdom ("U.K.") Nuclear Decommissioning Authority ("NDA"). Our commercial customers include many of the largest owners and operators of nuclear power plants in the U.S., including Constellation Energy Group, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation, and Florida Power & Light Company. We have entered into long-term arrangements, which we refer to as "life-of-plant" contracts, with nuclear power and utility companies that own and/or operate 84 of the 104 operating nuclear reactors in the U.S. Under these life-of-plant contracts, we have typically agreed to process and dispose of substantially all Class A LLRW and mixed low-level waste ("MLLW") generated by our customers' nuclear power plants, and ultimately the waste materials generated from the D&D of those plants. Our commercial customers also include hospitals, pharmaceutical companies, research laboratories, universities with research reactors, industrial facilities, and other commercial facilities.

        We operate strategic facilities designed for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. According to the U.S. Government Accountability Office, our facility in Clive, Utah is the largest privately owned Class A LLRW disposal site in the U.S. and currently handles over 95% of all commercial Class A LLRW disposal volume in the country. We estimate that Class A LLRW accounts for more than 90% of the volume but less than 1% of the radioactivity of all radioactive by-products. We also manage ten sites in the U.K. with 22 reactors for the NDA, of which 1 is currently operating and producing electricity and 21 are in various stages of decommissioning. We have a comprehensive portfolio of nuclear processing technology and know-how, supported by approximately 167 patents that we own or are licensed to use. As of December 31, 2012, we had more than 5,300 employees, including more than 970 scientists and engineers and 220 radiation and safety professionals. Approximately 3,300 of our employees are located at the ten sites we manage in the U.K. We also manage approximately 200 employees at various DOE sites. We have also received multiple awards for our safety record.

Our Segments

        EnergySolutions is a solution-oriented company that helps its customers solve the complex challenges posed by the management and use of hazardous and nuclear materials. We provide a broad range of nuclear services to government and commercial customers through two major operating groups: the Government Group and the Global Commercial Group. The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services, Logistics, Processing and Disposal ("LP&D") and International. When a project involves the provision of specialized on-site nuclear services as well as processing and disposal services and depending on the type of customer, our Government Group or Commercial Services divisions coordinate with our LP&D division to provide those specialized services. We actively seek to minimize contract risk across the groups and, in 2012, approximately 92% of our revenue was derived from cost-reimbursable or unit-rate contracts.

Government Group

        We derive revenue from U.S. government customers for the management and operation ("M&O") of DOE facilities and the clean-up of sites and facilities under the federal government's control that are contaminated by hazardous or radioactive materials. The services we provide to our government customers include the on-site characterization, processing, sorting, segregation, packaging, transportation, management and disposal of classified and unclassified solid and liquid transuranic, LLRW, MLLW and other special wastes. Our licensed technologies are used for the processing of high-level radioactive waste, and as a result, we participate as part of consortia that manage the nation's high-level radioactive waste inventories at a number of government sites. The Government Group's operations are divided into four regional organizations (Northwest, Eastern, Southeast and Southwest) and three national organizations (Navy Decommissioning Programs, Engineered Systems and Technology Projects and Management Consulting).

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

        Our government work involves providing customized waste management solutions, D&D of high hazard nuclear facilities, environmental remediation of federal sites contaminated by hazardous and radiological waste, and the deployment of our engineering and technology-based expertise to meet these kinds of challenges throughout the federal government. Our primary emphasis to date has been for the clean-up of sites at major DOE facilities, such as the Hanford site in Richland, Washington; Oak Ridge National Laboratory in Oak Ridge, Tennessee; Savannah River Site near Aiken, South Carolina; Idaho National Lab in Idaho Falls, Idaho and Los Alamos National Laboratory in Los Alamos, New Mexico. Our contract role for government customers is either under Tier 1 or Tier 2 subcontract arrangements. Under a Tier 1 contract, we typically provide services as an integrated member of a prime contract team either as a joint venture owner or as an integrated team subcontractor. Where we act as part of a Tier 1 team under a prime contract with the DOE, our employees often work alongside with and manage dedicated employees at the site who are employed by the Tier 1 contractor for the duration of the prime contract and who are covered by local benefit packages. Under a Tier 2 subcontract arrangement, we provide services to Tier 1 contractors on a subcontracted basis.

        Our government customers have in the past and may in the future account for a significant portion of our revenue. We assumed voting control over two joint ventures at the request of the DOE during 2007 and 2008, respectively. Consolidation of these joint ventures added $38.9 million and $110.6 million to our Government Group segment revenue in 2011, and 2010, respectively. In March 2011, we completed construction activities at one of our consolidated joint ventures and in December 2011 we acquired 100% ownership of the other one. While in the past our primary focus was on the DOE, we began to target additional government markets that have work scopes that align with our core competencies.

        Our Government Group work is highly customized to our customers' specific needs and the technical challenges posed at those customers' sites. The following are examples of our Government Group work in recent years:

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

        We also provide environmental services to the Hanford Site for the investigation and characterization of contaminants in the soils beneath the radioactive waste storage tanks and other waste storage facilities on the Hanford Site. Specialized equipment and tooling developed by EnergySolutions is being deployed to obtain this environmental data, which is used to support the development of cleanup and interim waste site stabilization strategies.

Oak Ridge Operations

        The DOE has three separate and distinctive operations within the city of Oak Ridge, Tennessee. These are the Y-12 National Security Complex ("Y-12"), the East Tennessee Technology Park ("ETTP"), and the Oak Ridge National Laboratory ("ORNL"). ORNL, one of the DOE's largest science and energy laboratories, was established in 1943 as a part of the Manhattan Project, and has been managed since April 2000 by a partnership of the University of Tennessee and Battelle Memorial Institute.

        We have provided on-going technical and management support to ORNL since 1987. Our wholly owned subsidiary Isotek Systems, LLC is responsible for the management and disposition of the site's highly radioactive uranium 233 stockpile. Other project work at ORNL includes the operation of the wastewater treatment plant at the site as well as project work including sampling, characterization, abatement, segregation, packaging, transportation, D&D and disposal of hazardous materials. We are also responsible for sorting, segregating and volume reduction of LLRW at ORNL.

        We provide similar waste management, D&D, and environmental remediation services to Y-12 and ETTP through Tier 2 project subcontracts.

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

        We are part of a team that has been contracted by the DOE for the design, construction, commissioning and operation of a new waste processing facility at SRS. The facility will be a pre-treatment plant to remove cesium from the highly radioactive waste stored in the tank farms. Our role on the team includes the performance of nuclear safety analysis for the facility, commissioning, testing, start-up and one year operation of the facility.

        On December 8, 2008, the DOE awarded the SRS contract to manage liquid waste to Savannah River Remediation, LLC, under which we are a pre-selected Tier 2 subcontractor. Under this contract, we provide technology support to the SRS vitrification facility. Since the contract award, our licensed vitrification technology has been applied to the SRS melters, which has significantly expanded their capacity. We also support Savannah River Nuclear Solutions, the M&O contractor for the site as a Tier 2 subcontractor in the disposition of hazardous radiological waste streams.

Idaho National Laboratory

        Established in the late 1950s, the Idaho National Laboratory occupies approximately 700 square miles and was originally established as the National Reactor Testing Station. More than 60 nuclear reactors were designed, built and tested on the site. Spent nuclear fuel reprocessing missions were subsequently added to the site whereby the DOE extracted highly enriched uranium from used nuclear fuel for recycling into the weapons program. The Idaho National Laboratory was also a disposal site for transuranic waste generated during processing operations at Rocky Flats in Colorado.

        We built the Advanced Mixed Waste Treatment Plant at the Idaho National Laboratory to safely treat transuranic contaminated waste for final disposal at the Waste Isolation Pilot Plant in Carlsbad, New Mexico. This contract was recompeted and a team including EnergySolutions was awarded this contract in the third quarter of 2011.

        As a resource partner with Battelle Energy Alliance, EnergySolutions is responsible for the safe and efficient disposition of radioactive, hazardous, industrial and mixed waste generated at the Idaho National Laboratory.

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

Atlas Mill Tailings Cleanup

        In June 2007, the DOE awarded us a contract to clean up the Atlas mill tailings that lie alongside the Colorado River near Moab, Utah. The site encompasses approximately 435 acres, of which approximately 130 acres contain uranium mill tailings (16 million tons). This contract included the design and construction of the disposal cell, design and construction of the transportation system and shipment and disposal of 2.5 million tons of tailings. In 2009, this project received American Recovery and Reinvestment Act ("ARRA") funding to transport and dispose of an additional 2 million tons of tailings material. The contract was largely completed in December 2011.

Los Alamos National Laboratory

        The Los Alamos National Laboratory ("LANL") occupies approximately 40 square miles located in northern New Mexico. LANL is the leading research facility of the National Nuclear Security Administration and birthplace of the atomic bomb. It is managed by Los Alamos National Security LLC. Since its inception in 1943, the primary mission of LANL has been focused on high-level science and technology essential to national defense and global security. Many of the activities and operations at LANL have produced solids, liquids and gases that contain radioactive and non-radioactive hazardous materials. Such activities include conducting research and development programs in basic and applied chemistry, biology and physics; fabricating and testing explosives; cleaning chemically contaminated equipment; and working with radioactive materials. Since environmental management work began in 1989 at LANL, the number of legacy sites there requiring further cleanup has been reduced by approximately 60 percent through active remediation, or by confirming that no action is needed.

        Since 1990, EnergySolutions has been providing hazardous and radioactive waste management solutions and environmental restoration services to LANL. In September 2009, we were awarded contracts to install and operate two transuranic waste processing lines at LANL. In 2012, this was expanded to three processing lines with a fourth that came on line in February 2013. These processing lines are critical to meeting the transuranic waste disposition goals set in the Framework Agreement between DOE and the Governor of New Mexico. To date, EnergySolutions has processed more than 1,200 cubic meters of legacy transuranic waste with 1,500 cubic meters remaining to meet the Governor's goal.

        In addition, the EnergySolutions Southwest Operations based in Los Alamos provides hazardous and radioactive waste management support throughout the Southwestern U.S. Major projects include two contracts for lead mine cleanup for the EPA in Kansas and Missouri. These contracts were awarded in 2012 with approximately five more similar projects to be bid in the same area over the next two years.

Navy Decommissioning Programs

        Our Navy Decommissioning Programs focus on the U.S. Navy Nuclear Propulsion Program ("NNPP"). NNPP operates four federal shipyards (Portsmouth, New Hampshire; Norfolk, Virginia; Puget Sound, Washington and Pearl Harbor, Hawaii), and subcontracts the operation of two private shipyards in Newport News, Virginia and Groton, Connecticut. There are also three Navy laboratories: Knolls Atomic Power Laboratory in New York, Bettis Atomic Power Laboratory in Pennsylvania and the Naval Reactors Facility in Idaho. We have received, processed, and disposed waste from these facilities since 1994. These sites have been of particular importance to our metal recycling programs at our facilities in Tennessee, with NNPP's continued commitment to green technologies.

        We began providing our first D&D services for NNPP at the Portsmouth shipyard in 2006. This task developed NNPP's confidence in the Company and led to various D&D operations at other federal shipyards. We have performed D&D projects, involving removal of dockside structures, at the Portsmouth and Pearl Harbor shipyards for four years.

        In 2011, we executed a Memorandum of Agreement with Newport News Shipbuilding ("NNS") to pursue business opportunities in optimization of shipyard waste management. A demonstration project was performed at Newport News Shipyard that consisted of a combined NNS and ES team to perform the characterization, removal, packaging and final disposition of ten unused facilities. The demonstration project was a success and yielded improved schedule performance and cost savings for the shipyard. Based on this success, we have continued to evaluate additional projects to pursue, with an emphasis on exporting the waste management practice to other NNPP facilities and preparing for the decommissioning of the USS Enterprise scheduled to begin in 2014.

        We have contracts with various offices within the DOE, including the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenue from DOE contractors and subcontractors represented approximately 11.0%, 15.3% and 21.7% of our total consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors as of December 31, 2012 were $19.4 million and $33.5 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors as of December 31, 2011 were $35.8 million and $66.6 million, respectively.

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

        We provide on-site engineering services to support the deployment of radioactive hazardous and mixed waste treatment, transportation and disposal technologies. In addition, we design equipment, components and integrated turn-key systems, train customer personnel, and perform a broad range of engineering consultation services. As part of the acquisition of BNG America, LLC ("BNGA"), we obtained the rights in the U.S., Canada and Mexico to the full suite of spent nuclear fuel recycling technologies of British Nuclear Fuels Limited, including intellectual properties. We also employ many of the employees who designed, constructed, commissioned and operated the existing spent fuel recycling facilities in the U.K.

        Our Engineered Systems and Technology Projects Group's expertise in radioactive waste immobilization through vitrification is an important competitive advantage. Vitrification is a technique in which waste mixes with glass-forming chemicals to form molten glass that solidifies and immobilizes the embedded waste. It is an established means for the disposal and long-term storage of nuclear and other hazardous wastes that produces a non-leaching, durable material that effectively traps waste that can be stored for relatively long periods without concern for air or groundwater contamination. Our patented system is the baseline technology for the high-level radioactive waste and LLRW waste vitrification processes at the DOE's Hanford Waste Treatment Plant. We have designed, constructed and operated nonradioactive, nonhazardous pilot melters to test design concepts for the full scale units that will vitrify millions of gallons of highly radioactive tank waste at the Hanford site. The engineered systems and technology group has also been awarded a contract to ensure that the planned mixing processes during pretreatment will work as designed.

        Our Engineered Systems and Technology Projects Group manages complex engineering, procurement, construction and integration projects by combining our technologies, expertise in the implementation of nuclear quality assurance programs and engineering and project management team experience. The following are examples of project integration work we have undertaken in recent years:

  Autosampling Pneumatic Transfer System—Waste Treatment Plant, Hanford, Washington—The Autosampling Pneumatic Transfer System ("ASX") is an integrated process and control system for the waste treatment plant project in Hanford, Washington. The ASX system collects waste and process effluent samples from vessels and equipment of the pretreatment facility, low-activity waste facility and high level waste facility and pneumatically sends the samples to the analytical laboratory for testing confirmation. Our project scope was to design, supply, test and provide technical services for the installation, commissioning and training for ten shielded autosamplers and associated equipment. This project was completed in 2010.

  M3 Pulse Jet Mixer Mixing Stand—Waste Treatment Plant, Hanford Washington—We are currently contracted to design, build, fabricate, install, commission, operate and report test results for the waste treatment and immobilization plant M3 PJM mixing test stand in Hanford, Washington. This test is designed to compare computational fluid dynamics analytical data for pulse jet mixing in the WTP Tanks FEP-17 and HLP-22 with scaled results using a four foot diameter instrumented test vessel. We expect to complete work on this project in mid 2014.

Management Consulting

        EnergySolutions Performance Strategies ("ESPS") provides management consulting, with 125 consultants supporting our Government and Global Commercial Groups. ESPS delivers high impact individuals in specialty disciplines: nuclear safety, quality assurance, training and performance assurance. Performance assurance, the dominant discipline within ESPS, is staffed by retired Navy engineers and adds substantial value to our own projects and our customers' operations.

Global Commercial Group

        The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services, LP&D and International.

Commercial Services Operations

        We provide a broad range of on-site services to our commercial customers, including nuclear power and utility companies, fuel fabrication and related nuclear fuel cycle companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other entities that generate radioactive and hazardous materials or are involved in the nuclear services industry. Our services are delivered to our clients through three principal groups as follows:

  1.
  Our Project Services Delivery Group provides D&D, large component removal and disposition, radioactive material characterization and management, spent nuclear fuel services, emergency response, site remediation and restoration, license termination, stakeholder and regulatory interface, liquid and solid waste management and other nuclear and hazardous services.

  2.
  Our Technology Products Group provides expertise, technology, systems and equipment used to process millions of gallons per year of radioactively contaminated liquids generated by operating nuclear plants in the U.S. and internationally. We have proprietary and patented systems and technologies that support our clients' needs to safely manage their radioactive plant liquid and effluent discharges.

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

Project Services Delivery Group

        The services our Project Services Delivery Group provides to clients include:

        Decontamination and Decommissioning.    We have been providing D&D services to our customers for over 30 years. This includes D&D of commercial nuclear power plants, test reactor facilities, nuclear research laboratories, fuel cycle/fabrication facilities and industrial facilities that used nuclear materials in their processes.

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

        On-Site Waste Management Services.    We provide a variety of client-site waste management services to prepare waste streams for more efficient on-site storage and/or compliant packaging and transport to an authorized disposal facility. Engineered processing at client sites includes size reduction by means of shearing or cutting, compaction, solidification and dewatering.

        Spent Fuel Pool Services.    We have more than 30 years of experience managing and processing irradiated hardware and other high activity materials found in spent fuel pools at both boiling water and pressurized water reactors. Our fuel pool services include underwater irradiated hardware volume reduction, component transfer and container loading, cask transportation, fuel pool vacuuming, pool-to-pad transfers and waste characterization. Our fuel pool personnel are specially trained to handle the planning, on-site processing, packaging, transportation, on-site storage and disposal of various fuel pool components. We have completed more than 100 fuel pool projects and our customers have included nearly every nuclear power and utility company in the U.S. and the Tokyo Electric Power Company ("TEPCO") in Japan. We also provide full service support of spent fuel storage activities, including cask design and procurement, cask loading and related activities, as well as design and construction oversight for on-site independent spent fuel storage installations ("ISFSIs").

        Emergency Response.    We employ more than 220 trained nuclear safety professionals who can be deployed rapidly throughout the U.S. to respond to a variety of radioactive contamination events. We also maintain procedures, equipment and mobile radioactive material licenses that can be used for radiological emergency response events. We have responded to a variety of emergency situations, including spills and other radiological events at non-nuclear facilities.

        Examples of key projects awarded or completed by the Project Services Delivery group that highlight our capabilities and breadth of experience in providing the above services include the following:

        Pacific Gas & Electric (PG&E)—Humboldt Bay Decommissioning Projects—In 2012, the Project Services Delivery Group was again awarded new projects for nuclear decommissioning support at the Humboldt Bay Power Plant ("HBPP") in Eureka, California. This work consists of three projects. The first project which includes engineering and planning work is scheduled to be completed in 2013, and involves removal, segmenting and disposition of the HBPP Unit 3 reactor vessel internals. The second project, which began in 2011, was completed during 2012 and involved the removal of greater than Class C waste that is stored in the spent fuel pool, shipping the waste to our Barnwell processing facility for removal of organics by de-ashing and return to HBPP for eventual storage on their ISFSI. The third project, which began in 2011, was planning for the removal of four liquid radioactive waste hold-up tanks and associated piping. The project also entails the removal of approximately 100 cubic feet of resin/sludge from one of the tanks and processing and de-watering. The project is expected to be completed in 2013.

        Whittaker Corporation Site Remediation Projects—In 2012, we continued work at two Whittaker Corporation legacy sites in California and Pennsylvania.

        At the Whittaker Bermite site in Santa Clarita, California, we were contracted to complete the remediation of a former firing range contaminated with depleted uranium fragments. The scope of services included site clearing, unexploded ordnance clearance and removal, site characterization, excavation, disposal of contaminated soil, final status surveys and backfilling and grading the site. Waste was transported to and disposed of at our Clive, Utah disposal facility.

        At the Whittaker Site in Transfer, Pennsylvania, we continued remediation of a 5.8 acre area of slag and soil byproducts located along the Shenango River. Whittaker Corporation, as well as prior owners of the site, used raw source material containing licensable quantities of thorium and uranium to process rare earth metals on site. During the course of the project, waste was transported to and disposed of at our Clive, Utah disposal facility. After completion of decommissioning activities, the site will have been remediated to levels that will permit license termination for unrestricted use.

        Exelon Nuclear—Multiple Plant EPU Outage Support.    During 2012, we completed the last of six turbine retrofit outages under our contract with Exelon for the removal and disposal of turbine casings, rotors and miscellaneous waste from the Quad Cities, Peach Bottom and Dresden reactor sites. In 2012, almost 5 million pounds of waste were transported to our Clive, Utah disposal facility during these outages. This brought the contract total to over 11 million pounds of waste transported to the Clive, Utah facility. Work on this contract began in late 2009 and was completed at the end of 2012 with Exelon's scheduled plant outages.

        San Onofre Nuclear Generating Station ("SONGS")—Licensing and Disposal of Steam Generator Lower Assemblies (SGLA).    In 2012, we continued our engineering and licensing support of SONGS resulting in their receipt of a special permit from the U.S. Department of Transportation allowing the transportation of their old SGLA. The last two of the four SGLA were successfully transported from SONGS to our Clive, Utah disposal facility in 2012.

        Liquid Waste Processing Group—Our radioactive liquids processing services incorporate a number of technologies, including advanced ion exchange and membrane-based systems, to reduce radioactive secondary waste generation, reduce radioactive liquid discharge, improve water chemistry and enable the recycling of wastewater for reuse by utilities. We are currently providing full-time on-site services for the removal of radioactive and chemical contaminants from wastewater at over 20 nuclear power plants across the country. We also provide dewatering services of radioactive particulate wastes. The dewatered waste resulting from our dewatering technology is compatible with our approved disposal containers and with disposal criteria at our Clive, Utah and Barnwell, South Carolina disposal facilities. We currently provide dewatering services at more than 30 nuclear power plants in the U.S. In addition to long term on-site service contracts, we also provide radioactive liquids processing and dewatering services on a demand basis for nuclear facilities in the U.S., the U.K. and Mexico. In 2012, we were awarded and completed substantial work related to a contract for equipment utilizing our water treatment technology for the removal of a complex spectrum of high concentration radionuclides from contaminated water in Fukushima, Japan.

Technology Products Group

        Our Technology Products Group provides engineered equipment to a variety of customers including domestic nuclear power stations, international nuclear power stations, U.S. Navy, U.S. Navy shipbuilders and DOE contractors. The Technology Products Group is composed of highly experienced project managers most of whom are graduate engineers. These project managers are well equipped to evaluate customer requirements and direct the design of processing systems, handling equipment, specialty containers and liners and transport equipment to safely and efficiently handle the customer's radioactive waste from point of origin through storage and final disposal. They are also knowledgeable in all aspects of design, fabrication management and overall project management.

        The Technology Products Group's primary focus is on liquid waste process equipment design and fabrication including:

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

    •
    Specialty transport, storage and disposal liners

  •
  On-site concrete shield and storage containers and lifting hardware including:

  •
  Class B and C waste storage vaults

  •
  Radvaults and OSSCs

  •
  Process shields

        The Technology Products Group also operates and manages the Nuclear Support Services Facility ("NSSF") and Liner Operations Group, both located at our Barnwell, South Carolina disposal facility. The NSSF maintains a radioactive materials license to permit receipt of contaminated equipment and subsequent maintenance and, or repair of this equipment at the NSSF hot shop. The Liner Operations Group assembles and delivers waste processing containers to EnergySolutions' clients. Examples of work performed by this group include:

  •
  Ginna Nuclear Power Station—Self-engaging dewatering system

  •
  Grand Gulf Nuclear Station—Design and fabrication of a cross-flow filtration system

  •
  Indian Pont Nuclear Power Station—Advanced liquid processing system

  •
  Norfolk Naval Shipyard—Specialty containers for processing liquid waste streams from submarines

  •
  Portsmouth Naval Shipyard—Specialty containers for processing liquid waste streams from submarines

  •
  Huntington-Ingalls Newport News—Specialty containers for processing liquid waste streams from aircraft carriers and submarines

  •
  Electric Boat—Specialty containers for processing liquid waste from submarines

  •
  Savannah River Nuclear Solutions—Specialty containers for processing liquid waste streams

  •
  Humboldt Bay Nuclear Station—Specialty containers for processing various waste streams

  •
  EnergySolutions Asia—Technical fabrication support for Yangjiang and Haiyang liquid waste processing equipment and technical support to Toshiba in development of a proposal of engineered equipment for processing liquid waste at the Fukushima nuclear station

  •
  Argonne National Laboratory—Design, licensing and fabrication of a shielded container for shipment of gamma and neutron emitting sources within EnergySolutions' NRC licensed 10-160B transport cask

  •
  Sandia National Laboratory—Design, licensing and fabrication of a shielded container for shipment of gamma sources within EnergySolutions' NRC licensed 10-160B transport cask

  •
  Spallation Neutron Source Facility (ORNL)—Specialty containers for shipment and disposal of proton beam targets and shield equipment

  •
  Zion Station—Concrete storage containers (Radvaults), specialty liners and support equipment for temporary storage and transport of decommissioning waste

  •
  Waste Control Specialists LLC—specialty liners and support equipment for waste disposal

Long-Term Stewardship Group

        Our Long-Term Stewardship program is a new, innovative approach to provide decommissioning services to our customers. Under this program, we acquire title to substantially all of a customer's buildings, facilities and equipment of its non-operating nuclear facilities. As the owner of the facility and associated permits, licenses and other assets, we are eligible to acquire a license from the NRC to decommission the plant and to acquire the rights to the customer's decommissioning trust fund associated with the facility (if applicable). Because of our technology, expertise and assets, this unique structure facilitates the decommissioning of the plant ahead of the schedule that the customer would otherwise expect to achieve.

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

        During the course of the project, some major scope activities to be completed include transferring over 2,000 spent fuel assemblies to storage on an ISFSI, removing major components such as the reactor vessel, steam generators, pressurizers, turbines, generators, main power transformers and other large components, demolishing and removing all buildings and structures with the exception of the ISFSI, transporting and disposing of radioactive and hazardous waste and remediation of the site to unrestricted release criteria as specified by the NRC.

        By the end of 2012, we had accomplished or initiated a number of key activities related to our obligations to complete the identified scope of work. Some of our 2012 achievements on the project include initiating construction of the heavy haul path and the ISFSI pad, continued fabrication of transport storage canisters and beginning the segmenting of unit 2 reactor vessel internals. We substantially completed the abating, removing and disposing of thermal insulation asbestos from the auxiliary building and all vertical concrete casks are complete and have been accepted for fuel loading. In 2012, we completed our first rail shipment of waste to our Clive, Utah disposal facility.

Logistics, Processing and Disposal ("LP&D")

        We provide a broad range of logistics, processing and disposal services and we own and operate strategic facilities for the safe processing and disposal of radioactive materials. Our facilities include our LLRW disposal facility in Clive, Utah, three processing facilities in Tennessee, one processing facility in South Carolina and one separate disposal facility in Barnwell, South Carolina, that we operate pursuant to a long-term lease with the state of South Carolina. We also own a facility in Tennessee that we believe is the only commercial facility in the world with the ability to cast, flat-roll and machine casks and other products from depleted uranium. We believe that virtually every company or organization that holds a nuclear license in the U.S. uses our facilities either directly or indirectly.

        Our transportation and logistics services encompass all aspects of transporting radioactive materials, including obtaining all required local and federal licenses and permits, loading and bracing shipments, conducting vehicle radiation surveys and providing transportation assistance to other companies throughout the U.S. Through our Hittman Transport Services, Inc. ("Hittman") subsidiary, we own and operate a dedicated fleet of tractors, trailers and shipping containers for transporting radioactive materials and contaminated equipment for processing and disposal. In 2009, we added to our existing rail infrastructure and service by acquiring the assets of Heritage Railroad Corporation a short line railroad that serves the Heritage Center Industrial Park in Oak Ridge, Tennessee and is in close proximity to our Bear Creek, Tennessee facility. Through this asset acquisition, we ensured future rail service from Bear Creek to Clive, Utah. Our specialized shipping casks are engineered containers for the safe transport of radioactive material. We also have expertise in transporting very large and contaminated reactor components from commercial power plants to processing or disposal sites. These components include reactor pressure vessels, steam generators, turbine rotors and casings and other smaller components. Transportation modes include barge, rail and truck transport.

        We have the capability to store, treat and dispose of several types of radioactive materials, including the following:

  •
  LLRW generated from contaminated soil and debris at clean-up sites, such as ion exchange resins and filter materials used to clean water at nuclear plants, medical waste, activated metals, manufacturing materials and medical and technological research materials;

  •
  MLLW, such as radioactive and hazardous materials, including lead-lined glove boxes, lead-shielded plates and radioactivity contaminated electric arc furnace dust;

  •
  NORM (naturally occurring radioactive material), such as waste from radium processes and from mining activities;

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

        The LLRW that we dispose of at our Clive, Utah disposal facility comes primarily from the clean-up activities of contaminated sites (including DOE facilities, nuclear power plants, Superfund sites and industrial sites), and from the routine operations of utilities, industrial sites and hospitals. We treat and dispose of only Class A LLRW, MLLW and 11e(2) materials at our Clive, Utah disposal facility. However, we are able to dispose of Class A, as well as Class B and C waste from customers located in the Atlantic Compact States of South Carolina, New Jersey and Connecticut at the state owned Barnwell, South Carolina facility that we operate.

        Our MLLW treatment facility at Clive, Utah disposal facility uses several treatment technologies to reduce the toxicity of waste materials prior to their disposal. These technologies include thermal desorption, stabilization, amalgamation, reduction, oxidation, deactivation, chemical fixation, neutralization, debris spray washing, macro-encapsulation and micro-encapsulation processes.

        Our MLLW treatment facility at the Bear Creek Facility, Oak Ridge, Tennessee uses several treatment technologies for Class B and C Wastes to reduce the toxicity of waste materials prior to their disposal at non-EnergySolutions disposal sites primarily owned by the U.S. Government. These technologies include stabilization, amalgamation, reduction, oxidation, deactivation, chemical fixation, neutralization, debris spray washing, macro-encapsulation and micro-encapsulation processes.

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

Large Components

        An important service provided to our commercial nuclear power plant customers is the disposition of overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. As operational nuclear power plants age, their components are replaced either to provide increased operational capacity or as part of planned plant maintenance. For example, in late 2008 and 2009, we worked on a contract to remove eight retired steam generators from Duke Energy's McGuire Nuclear Station in Huntersville, North Carolina. The preparation of these large components for transportation, processing and disposal was handled through our Commercial Services division. This contract provided us with the experience to propose and win a three year project with Exelon to upgrade several of its nuclear power plants in the mid-west and to dispose four steam generators from Edison International's San Onofre Nuclear Plant in California. The scope of work includes the removal, packaging and transport of large components for disposal during time-critical outage periods. The first phase of that project was successfully completed in 2010, two steam generators were received and disposed of at our Clive, Utah disposal facility in 2011, and the remaining two were received for disposal in 2012.

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

Other Department of Energy Environmental Management Sites

        The DOE's Office of Environmental Management has ongoing work at several major sites including Portsmouth in Ohio, Paducah in Kentucky and the ETTP in Tennessee. As part of cleanup efforts at these and other DOE sites EnergySolutions provides treatment and disposal services.

U.S. Navy Contracts

        We are the principal service provider to the U.S. Navy for the disposition of radiological materials under the Naval Nuclear Propulsion Program. Through a series of long-term contracts, we process and dispose of Class A LLRW and MLLW generated by the U.S. Navy's nuclear operations worldwide.

        Several of our facilities provide services to the U.S. Navy, including our Clive, Utah, Barnwell, South Carolina and Oak Ridge and Memphis, Tennessee facilities. These services include volume reduction, metal recycling and specialized processing. These processed materials may then be disposed of at our Clive, Utah and Barnwell, South Carolina facilities. In addition to processing liquid and solid radioactive materials, we also provide transportation and logistics services to the U.S. Navy, as well as on-site support at naval bases around the U.S. for the removal of radioactive materials.

International

        The International division derives its revenue primarily through contracts with the NDA in the U.K. for the operation and management of its ten Magnox nuclear power plant sites. Under these contracts, we are responsible for the operation, defueling and decommissioning of those sites. One site currently generates electricity and the nine other sites are in varying stages of defueling and decommissioning. We have extended our international business into other European, Asian and Canadian markets. We primarily offer to our international customers our technologies and expertise in nuclear waste processing solutions, clean-up of old reactors and design of innovative waste systems for new units. We also provide waste management and technology-based services. Some of our recent developments in International markets include:

        In January 2010, we were selected to design and supply a liquid waste processing system for two new reactors at Yangjiang in Guangdong Province, China. The contract has an option for providing the same system for two additional reactors to be built at the same site. The new reactors are being constructed by the China Nuclear Power Engineering Company and China Nuclear Power Design Company, which are subsidiaries of China Guangdong Nuclear Power Holding Corporation. In August 2010, a consortium between EnergySolutions and Yuanda Environmental Engineering Company was selected to provide waste management systems for up to eight new reactors being developed by China Power Investment Corporation. The contract scope includes the design, equipping and commissioning of the Site Radioactive Treatment Facility for the treatment and storage of liquid, wet-solid and solid waste radioactive streams.

        In August 2010, we submitted an import and export application for waste owned by Eckert and Ziegler Nuclitec GmbH of Germany to the NRC for review. This license was obtained in May 2011 and subsequently we entered into a contract with Eckert & Ziegler for the processing and return of waste. During the last quarter of 2012, approximately 100 tons of waste, generated primarily at German hospitals and universities, was shipped to our licensed facilities at Bear Creek, Tennessee for processing, volume reduction and subsequent return to its country of origin. We completed processing and volume reducing the waste in January 2013 and expect to return the waste to Germany in the second half of 2013. For a description of some of the risks applicable to our International division, please see Item 1A. Risk Factors—"Our international operations involve risks that could have a material adverse effect on our results of operations."

        In February 2012, we were awarded a four year contract to design and supply waste management systems for the United Arab Emirates nuclear energy program. The Korea Electric Power Corporation ("KEPCO") leads a consortium building four reactors for the Emirates Nuclear Energy Corporation. We supply liquid waste processing equipment, including ion exchange and reverse osmosis systems, which serve to significantly reduce levels of contamination and waste.

        In March 2012, we were selected by Toshiba to assist in the cleanup of the large volume of contaminated water at the damaged Fukushima Daiichi nuclear power plant in Japan. Toshiba has been selected as a preferred bidder for the work by TEPCO, the owner of the plant. We support Toshiba in the design and installation of a large water treatment system, as well as the treatment and packaging of secondary wastes resulting from the decontamination process. We also supply the containers and materials necessary to support the operation of the technology, including the ion exchange media used in the water clean-up system and our own proprietary High Integrity Containers for secondary waste collection and long-term storage.

        Our operations in Canada include radioactive waste management, radiation health physics consulting, sealed source services, storage of containers and engineering services. In November 2012, we held an open house to celebrate the opening of our new EnergySolutions Walker Operations facility in Brampton, Ontario. This new facility enables EnergySolutions to provide licensed space for storage, support to Canada Deuterium Uranium refurbishment projects, decommissioning projects and waste management services. Controlled radiation areas have been established for dedicated equipment inspection and refurbishment and special waste processing systems are being established. The waste management services and operations are licensed by the Canadian Nuclear Safety Commission under a Waste Nuclear Substance License that was renewed in 2012 for 10 years. Our major customers in Canada include Atomic Energy of Canada Limited, nuclear power plants and supporting industries.

        During 2012, we commenced our business development efforts in preparing to bid for the award of the next phase of the NDA Magnox M&O contract, which is expected to be for an initial period of seven years with total revenue of around £7.0 billion or approximately $11.3 billion. We have prequalified in partnership with Bechtel and expect to submit our bid in late 2013. We expect the NDA to announce the results of the rebid competition in March 2014.

        During the contract year ending March 31, 2013, we expect to receive funding from the NDA in the amount of approximately £707.0 million for our Magnox operations, or $1.1 billion based on the annual average sterling pound exchange rate for the year ended December 31, 2012. Notable achievements during the 2012/13 contract year included the implementation of inter-reactor exchange at Wylfa which enables extension of power generation at the Wylfa site to September 2014, removal of all irradiated fuel from the Chapelcross site and building momentum across the Magnox decommissioning program in line with the Magnox Optimized Decommissioning Program ("MODP")—particularly at the Bradwell and Trawsfynydd sites. In addition, we have delivered a further £544.0 million or $879.5 million of lifetime savings into the MODP through a series of additional baseline change controls reflecting a more efficient approach to delivering the Care and Maintenance requirements at all sites.

        Our International segment derives its revenue primarily through contracts with the NDA. For the years ended December 31, 2012, 2011 and 2010, respectively 63.8%, 61.0% and 57.6%, of our total consolidated revenue was generated from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2012 and 2011 were $186.0 million and $217.7 million, respectively.

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

        The state of Utah authorizes our Clive facility to dispose of Class A LLRW, NORM, 11e(2) materials and MLLW. The facility's location enables it to receive radioactive materials year-round via bulk truck, containerized truck, enclosed truck, bulk rail, rail boxcars and rail intermodals. We are served by the Union Pacific Railroad at our private siding where we maintain more than seven miles of track. This direct rail access and our gondola railcar rollover system provide a cost-effective method for unloading up to 100,000 cubic feet of radioactive materials per day. We maintain a fleet of railcars under long-term operating leases, as well as custom designed flat cars and other multi-model containers, to facilitate the safe transport of radioactive materials to our Clive facility. We also maintain an all-weather paved asphalt road to the site from Interstate 80 to facilitate truck shipment.

        Unlike the other existing commercial LLRW disposal sites which are state owned, our Clive facility, property, buildings and equipment are owned by EnergySolutions. Over the years, the facility has been adapted to meet the changing needs of customers. Our Clive facility has the unique distinction of having two gondola railcar unloading facilities, a large industrial scale shredder and high pressure water cleaning and decontamination facilities.

Disposal Cells

        Our Clive facility uses an above-ground, engineered disposal design, also known as a secure landfill that uses a near-surface engineered embankment design for our disposal cells. Using standard heavy construction equipment, radioactive materials are placed in 24-inch thick layers and then compacted in a continuous "cut and cover" process that provides for long-term disposal with minimal active maintenance. The system relies on natural, durable materials to ensure performance over time. Each cell has a 24-inch liner system designed to assist in isolating hazardous materials from the environment. The liner, consisting of compacted low-permeability clay, covers a foundation of compacted indigenous clay and soils. The cell embankment top slopes are covered with a compacted two-foot to seven-foot thick clay cover, a rock drainage layer and a two-foot thick rock erosion barrier to ensure long-term protection from the environment. Cover construction begins as areas of the cell are filled to capacity. The process of continual building, filling and capping of the cells ensures long-term cell stability and minimizes the work that would be required upon site closure. In addition to the standard liner and cover used in the LLRW and 11e(2) materials cells, the MLLW cell has a triple-synthetic-liner system with a synthetic cover barrier. The mixed waste liner system includes leachate collection and leak detection systems required for the containment of hazardous waste.

Disposal Capacity

        We believe that we have sufficient capacity for approximately 30 years of operations at our Clive facility based on our estimate of future disposal volumes, our ability to optimize disposal capacity through volume reduction and compaction techniques, and the license amendment to convert volume capacity originally intended for 11e(2) materials to Class A LLRW that was approved in November 2012. If future disposal volumes increase beyond our expectations, or if our other assumptions prove to be incorrect, then the remaining capacity at Clive would be exhausted more quickly than projected. See Item 1A. Risk Factors—"We operate in a politically sensitive environment, and public perception of nuclear power and radioactive materials can affect our business" and "Our business depends on the continued operation of our Clive, Utah disposal facility."

Tennessee Facilities

        We own and operate facilities at three locations in Tennessee where we process and transfer radioactive materials generally to our Clive, Utah disposal facility. These facilities are all operated in an integrated fashion to maximize the breadth of options available to our customers.

        Our Bear Creek facility in Oak Ridge, Tennessee includes a licensed commercial LLRW processing facility which has the only commercially licensed radioactive metals recycling furnace and the largest LLRW incinerators in the U.S. It receives waste primarily from nuclear utilities, government agencies, industrial facilities, laboratories and hospitals. Our Bear Creek facility also manages classified nuclear waste, which is specially processed to obscure any classified information. Our Bear Creek facility is also the base for our Hittman trucking operations, containers maintenance operations and shipping container fleet for transport of radioactive materials.

        Our Gallaher Road facility in Kingston, Tennessee is located adjacent to Oak Ridge, Tennessee and provides services for the assay and processing of low activity and potentially contaminated materials.

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

        In addition to our three Tennessee processing facilities, we also own a facility in Oak Ridge, Tennessee that provides metals manufacturing, processing, casting and rolling, fabrication and other capabilities to our customers. We believe it is the only commercial facility in the world with the ability to cast flat-roll and machine products from depleted uranium. Material processed at this facility can be found in a variety of products, including electronics, medical isotope shipping containers, nuclear accelerators, nuclear fuel storage casks and jet aircraft.

        We also operate a transload facility located in the Heritage Center Industrial Park in Oak Ridge, Tennessee. The 12 acre transload yard serves as a logistics center connecting our Hittman truck and rail operations.

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

        We also operate a processing facility adjacent to the Barnwell disposal facility to support the preparation of materials for disposal at various disposal locations, including equipment decontamination and parts retrieval and recycling. The facility also provides specialty processing services.

Research and Development

        We have not incurred material costs for company-sponsored research and development activities.

Patents and Other Intellectual Property Rights

        As of December 31, 2012, we owned or licensed the right to use approximately 90 patents in the U.S. We also own or license the rights to use approximately 77 foreign counterparts (including both issued patents and patent applications pending). These licenses cover the fields of radioactive material management, storage, treatment, separation, spent nuclear fuel recycling and transport. We have approximately 13 registered trademarks in the U.S. Our patents expire between 2013 and 2029. We do not believe that our business, results of operations or financial condition will be adversely affected by any of the patent expirations over the next several years.

        Collectively, our intellectual property is important to us; however, there is no single patent or trademark that is in itself material to us at the present time. Moreover, we do not believe that the termination of intellectual property rights expected to occur over the next several years, either individually or in the aggregate, will materially adversely affect our business, financial condition or results of operations. See Item 1A. Risk Factors—"We rely on intellectual property laws, trade secrets and confidentiality agreements to protect our intellectual property. Our failure to protect our intellectual property rights could adversely affect our future performance and growth."

Contracts

        Our work is performed under a variety of contract types including cost-reimbursable contracts, unit-rate contracts and fixed-price contracts, some of which may be modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. The majority of the government work in our Government Group and International segments is performed on a cost-reimbursable basis awarded through either a competitive proposal process or negotiation. With the relatively fluid nature of the scope of the government work we perform, we believe this type of contract reduces our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts, on the other hand, are generally obtained by the proposal and negotiation processes but are accepted only when the scope of the work is clearly defined. Our commercial D&D projects are generally fixed-price contracts or time and material based contracts and almost all of our contracts within the LP&D operations are unit-rate.

        The following table sets forth the percentages of revenue represented by these types of contracts for the year ended December 31, 2012:

% of Revenue
Cost-reimbursable	78%
Unit-rate	14%
Fixed-price	8%

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

        Our government contracts are typically awarded through competitive bidding or negotiations and may involve several bidders or offerors. Many of these contracts are multi-year indefinite delivery and indefinite quantity agreements. These contracts provide estimates of a maximum amount the governmental agency expects to spend. Our program management and technical staffs work closely with our customers to define the scope and amount of work required. Although these contracts do not initially provide us with any guaranteed amount of work, as projects are defined, the work may be awarded to us via task release without having to further compete for the work. Government contracts typically have annual funding limitations and are subject to public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency for convenience with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we would typically receive an allowance for profit or fee on the work we performed.

        Our government cost-reimbursable contracts are subject to oversight audits by government representatives, to profit cost controls and, limitations to provisions permitting modification or termination, in whole or in part, at the government's convenience. Government contracts are subject to specific procurement regulations and a variety of socioeconomic requirements as well as local economic development initiatives. For example, government contracts may require the contractor to submit a small business subcontracting plan or make another type of commitment to use a small business in the project to be awarded. Intentional failure to comply with such regulations and requirements could lead to suspension, termination for cause and possibly debarment from future government contracting or subcontracting efforts for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the accuracy of records and the recording of costs.

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

        The market for our Government Group and International operations is the management and clean-up of radioactive materials. Within this market, there are two different types of contracts. The first is Tier 1 contracts in which a federal agency outsources the M&O of a federal project for the purpose of executing a site mission, managing a site clean-up or a combination of both. The second type is Tier 2 subcontracts, which are project-driven contracts. For these contracts, we generally act as a subcontractor to a Tier 1 contractor. Each of these opportunities requires unique business development and sales approaches.

        The federal procurement process is an objective and highly-structured process governed by federal acquisition regulations. We typically pursue Tier 1 opportunities for nuclear services at a number of DOE sites and we generally bid on Tier 1 contracts as a member of a consortium. The sales cycle for these contracts begins at least one year and in many instances two years before the release of a request for proposal ("RFP"). Tier 2 opportunities are discrete project-based opportunities to act as a subcontractor to Tier 1 contractors or as a smaller contractor to federal agencies. The sales cycle for Tier 2 opportunities can be six months or less. We generally pursue contracts that are decided on a "best-value" basis in which the decision-makers consider a combination of technical and cost factors. Factors include the technical approach to managing and performing the project, key project personnel, experience performing similar projects, past performance and customer references. Cost factors are generally weighed to include cost structures as they would be applied to a specific project.

        In our Commercial Services division, our sales teams actively market our integrated services and technical expertise to nuclear power and utility customers. For example, one of our commercial sales teams was instrumental in developing and marketing the concept of life-of-plant contracts with our commercial power and utility customers and has also been involved in developing our license stewardship initiative to serve the shut-down nuclear reactor D&D market.

        In our LP&D division, we maintain dedicated sales teams at our Clive, Bear Creek and Barnwell facilities to market to and serve customers who require logistics, transportation, processing and disposal services for radioactive materials. Our LP&D sales team's duties include visiting customer sites, assisting customers in completing all required paperwork and obtaining necessary licenses and permits for the transportation of radioactive materials to any of our facilities and managing the transportation process.

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

Safety

        We devote significant resources to ensuring the safety of the public, our employees and the environment. In the U.S., we have built a safety record that is critical to our reputation throughout all our markets, particularly with DOE and other federal agency contractor services. Our 2012 domestic safety incident record is substantially better than standards for other similar businesses according to the North American Industrial Classification System with total Occupational Safety and Health Administration ("OSHA") recordable and lost time incidence rates of 0.53 and 0.2, respectively, versus industry averages of 4.1 and 1.4, respectively. None of our safety incidents have involved radioactive contamination. We have received numerous safety achievement awards in recognition of our industry leading safety record.

        We have traditionally met or exceeded the occupational and public radiation safety requirements for the U.S. nuclear services industry. The average employee radiation dose, at our Clive, Utah disposal facility, is less than 60 millirem annually, which is only 1.0% of the federal government's allowable annual guideline of 5,000 millirem.

        In 2012, we passed approximately 500 person-days of regulatory inspections by state regulators, the NRC, the DOE and the Nuclear Procurement Issues Committee. We submit routine reports to the applicable state and federal regulatory agencies demonstrating compliance with applicable rules and regulations.

        We have established an extensive safety education program for our employees. Before employees are permitted to work in restricted areas, they are required to complete a four-day training course on radiation theory, proper work procedures and radiation safety. In addition to extensive training, we employ more than 220 safety professionals and technicians who are responsible for protecting our workers, the public and the environment. Where necessary, we also employ a round-the-clock security staff to prevent unauthorized access to our sites. Two of our facilities in the U.S. are recognized by OSHA as Voluntary Protection Program Star Sites.

        In the U.K., every Magnox site is accredited under the ISO 14001 system, an internationally accepted specification for environmental management systems, as well as Occupational Health and Safety Management Systems specification 18001, which establishes standards for occupational health and safety. Our Magnox operations have also won numerous awards for health and safety. See Item 1A. Risk Factors—"Our failure to maintain our safety record could have an adverse effect on our business" and "We may incur regulatory fines or lose our NDA contract fees if a significant accident were to occur at the power generating facilities."

Insurance

        Like all companies in the nuclear industry, we derive significant benefit from the provisions of the Price-Anderson Act, as amended. The Price-Anderson Act was enacted in 1957 to indemnify the nuclear industry against liability claims arising from nuclear incidents, while still ensuring compensation coverage for the general public. The Price-Anderson Act establishes a no-fault insurance-type system for commercial reactors that indemnifies virtually any industry participant against third party liability resulting from a nuclear incident or evacuation at a commercial reactor site or involving shipments to or from a commercial reactor site. Through a primary layer insurance pool and a secondary layer insurance pool both funded by the nuclear industry, each reactor has coverage for approximately $12.6 billion in claims that covers activities at the reactor site and the transportation of radioactive materials to or from the site. The Price-Anderson Act limits liability for an incident to $12.6 billion, unless the federal government decides to provide additional funding. Activities conducted under a contract with the DOE are covered by an $11.9 billion indemnity issued by the DOE. For activities at our facilities that are not covered by the Price-Anderson Act, we maintain nuclear liability insurance coverage issued by American Nuclear Insurers, as follows:

Facility	Limit
General (All)—Supplier's and Transporter's	$100 million
Barnwell, South Carolina facility	$100 million
Zion, Illinois—Zion Station	$100 million
Oak Ridge, Tennessee—Bear Creek facility	$50 million
Memphis, Tennessee facility	$10 million
Oak Ridge, Tennessee—Manufacturing Sciences Corporation facility	$5 million
Oak Ridge, Tennessee	$5 million

        Our Clive, Utah facility maintains a pollution legal liability policy which, in addition to typical pollution liability coverage, includes coverage for bodily injury, property damage and clean-up costs associated with LLRW and material at the site.

Competition

        We compete with international, national and regional services firms who provide nuclear services for government and commercial customers. We believe that the following are key competitive factors in these markets:

  •
  technical approach;

  •
  skilled managerial and technical personnel;

  •
  proprietary technologies and technology skill credentials;

  •
  quality of performance;

  •
  safety;

  •
  diversity of services; and

  •
  price.

        Competitors to our Government Group and International divisions include international and national engineering and construction firms such as Bechtel Group, Inc., CH2M Hill, Fluor Corporation, Jacobs Engineering Group Inc., URS Corporation, AMEC plc and AREVA. Many of our competitors have greater financial and other resources than we do, which may give them a competitive advantage. In addition, we also face competition from smaller firms. Our major U.S. government customer, the DOE, has substantially increased small business set-aside programs for prime contracts. Because we are not a small business, we have responded by teaming in certain circumstances as a subcontractor with small businesses responding to requests for proposals as a prime contractor on selected procurements.

        In the Commercial Services area, our competitors for major projects in the nuclear utility decommissioning market include large nuclear services firms such as Bechtel Group, Inc., URS Corporation's Washington Division, AREVA and the Shaw Group. To some degree, we also face competition from nuclear utilities, since many elect to self-perform the decommissioning of their plants. Other competitors in the Commercial Services market include a number of companies who have the capability to provide similar services, which include large component removal, facility decontamination, site remediation, radiological consulting services, staff augmentation, fuel pool services, cask services and liquid waste processing. We believe that we have a competitive advantage due to our wider range of in-house services and larger staff resources. However, we often face stiff price competition on bids where other companies are willing to accept lower margins or have lower indirect cost structures.

        In the LP&D division we face competition in providing radioactive material transportation, processing and disposal services to our customers. Currently, the predominant radioactive material treatment and disposal methods include direct landfill disposal, on-site containment or processing, incineration and other thermal treatment methods. Competition in this area is based primarily on price, safety record, regulatory and permit restrictions, technical performance, dependability and environmental integrity.

        At this time, we have the only commercial disposal outlet for MLLW and we operate two of the four commercial LLRW disposal sites in the U.S., through our Clive, Utah and Barnwell, South Carolina disposal facilities. There is a state owned commercial LLRW facility located in Richland, Washington that does not accept radioactive materials from outside the Northwest Interstate Compact on Low Level Radioactive Waste Management (the "Northwest Compact"). In addition, Waste Control Specialists LLC ("WCS") operates a commercial LLRW facility in Andrews County, Texas. WCS received a license to receive LLRW at its disposal facility from the Texas Commission on Environmental Quality ("TCEQ") and announced receipt of its first shipment in April of 2012. It is possible that other commercial sites may be licensed for the disposal of radioactive waste.

        With respect to Class A waste, we also compete with processors who reduce waste volumes through treatment (compaction, sorting and incineration). With respect to large components, we compete with processors that have the abilities to cut, scrap and partially decontaminate these components. In both instances, much of the waste generated has usually been transported to our Clive, Utah disposal facility. Another option available to utilities and to industrial sites is to store their waste on-site.

Employees

        As of December 31, 2012, we had more than 5,300 employees, including approximately 970 scientists and engineers and 220 radiation and safety professionals. A majority of our employees are skilled professionals, including nuclear scientists and engineers, hydrogeologists, engineers, project managers, health physics technicians, environmental engineers and field technicians. Approximately 150 of our U.S. employees and 2,600 of our U.K. employees are represented by labor unions. In addition to our own employees, we also manage, approximately 200 DOE employees through various Tier 1 arrangements at those sites, a portion of which belong to unions.

        Approximately 3,300 of our employees are located at the ten Magnox sites we manage in the U.K. A full organizational review of our Magnox sites was undertaken in conjunction with an optimized decommissioning planning exercise for all ten sites, which reduced support and overhead costs, increased funding for accelerated decommissioning work at two sites and base-lined an optimized generation, defueling and decommissioning program for Magnox. The Magnox MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government's Comprehensive Spending Review ("CSR").

        During the CSR period to 2015, the MODP includes approximately twelve changes of organization across the ten Magnox sites, generation to defueling to decommissioning, as a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 600 staff, during the CSR period to 2015 followed by a further reduction in manpower of 1,000 in the period from 2016 to 2020. The initial restructuring across Magnox with reduced support and overheads, generated reductions of approximately 300 staff over twelve months followed by further reductions as sites went from generation to defueling or from defueling to decommissioning.

        The termination plan and employee termination benefits to be paid to these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefit costs are treated as part of the normal Magnox cost base and will be reimbursed by the NDA. The total termination benefit cost included within the MODP over the CSR period to 2015 is estimated to be approximately £200.0 million, or approximately $320.0 million, and is expected to be paid by the NDA over a four year period.

Regulation

Applicable U.S. Statutes

        We operate in a highly regulated industry and are subject to extensive and changing laws and regulations administered by various federal, state and local governmental agencies, including those governing radioactive materials and environmental and health and safety matters. Some of the laws affecting us include, but are not limited to, the Atomic Energy Act of 1954 ("AEA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Energy Reorganization Act of 1974 ("ERA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Hazardous Materials Transportation Act, the Uranium Mill Tailings Radiation Control Act of 1978, the Low-Level Radioactive Waste Policy Act, the Low-Level Radioactive Waste Policy Amendments Act, the Nuclear Waste Policy Act of 1982 ("NWPA"), the Utah Radiation Control Act, the Utah Air Conservation Act, the Utah Solid and Hazardous Waste Act, the Utah Water Quality Act, the Tennessee Radiological Health Service Act, the South Carolina Atomic Energy and Radiation Control Act, the South Carolina Radioactive Waste Transportation and Disposal Act, the Tennessee Solid Waste Disposal Act, the Clean Water Act, the Clean Air Act ("Clean Air Act"), the Toxic Substances Control Act ("TSCA"), the Federal Insecticide, Fungicide and Rodenticide Act, the Oil Pollution Act of 1990 and the Occupational Safety and Health Act of 1970; each as from time to time amended.

        The AEA and the ERA authorize the NRC to regulate the receipt, possession, use and transfer of commercial radioactive materials, including "source material," "special nuclear material" and "by-product material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment and disposal of LLRW and that require the licensing of LLRW disposal sites by the NRC or states that have been delegated authority to regulate low-level radioactive material under Section 274 of the AEA. Nearly all of our nuclear related licenses are overseen by Agreement States (i.e., a state to which the NRC has delegated some authority). Our primary regulators are government agencies of the states where our processing and disposal facilities are located, namely Utah, South Carolina and Tennessee.

        RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous and solid waste. The intent of RCRA is to control hazardous and solid wastes from the time they are generated until they are properly recycled or treated and disposed. As applicable to our operations, RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The land disposal restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet best demonstrated available technology treatment standards, unless certain exemptions apply. In the same way that the NRC may delegate authority under the AEA, the EPA may delegate some federal authority under RCRA to the states.

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

        The processing, storage and disposal of high-level radioactive waste (e.g., spent nuclear fuel) are subject to the requirements of the NWPA, as amended by the NWPA Amendments. These statutes regulate the disposal of high-level radioactive waste by establishing procedures and schedules for the DOE to site geologic repositories for such waste and such repositories are to be licensed by the NRC. The NRC has issued regulations that address the storage and disposal of high-level radioactive waste, including storage and transportation of such waste in dry casks and storage at Independent Spent Fuel Storage Installations ("ISFSI"). ZionSolutions will be responsible for licensing and constructing an ISFSI as part of the agreement to dismantle Exelon's Zion Station plant. Although we are not involved with the processing or disposal of high-level radioactive waste at our facilities, we do provide technical and operations support services to the DOE and nuclear utilities for the management of such high-level waste at client sites.

Applicable U.K. Statutes

        Through our U.K. subsidiaries, we are subject to extensive and changing laws and regulations in the U.K. Some of the laws affecting us include, but are not limited to, the Nuclear Installations Act 1965, the Health and Safety at Work Act 1974, the Radioactive Substances Act 1993 ("RSA 1993") (applicable in Scotland and Northern Ireland only), the Environment Act 1995, the 2004 Energy Act and the Electricity Act 1989 and the Ionising Radiations Regulations 1999 and the Environmental Permitting Regulations 2010.

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

        The Environmental Permitting Regulations 2010 (which repeals the Radioactive Substances Act 1993 in England and Wales only) applies to the use of radioactive substances on premises.

The U.S. Regulatory Environment

        The state of Utah regulates our operations at our Clive facility. Our Utah licenses include our Clive facility's primary radioactive material license (UT2300249) and our 11e(2) material license (UT2300478), both of which are currently in timely renewal, which allow us to operate under the terms of our prior license until a new license is issued. Four different divisions of the Department of Environmental Quality regulate this facility with approximately 14 employees devoted to the facility. The Division of Radiation Control and the Division of Solid and Hazardous Waste regulate our ability to receive LLRW, NORM/NARM (naturally-occurring/accelerator-produced radioactive material), 11e(2) material and MLLW. Additionally, the Division of Water Quality and the Division of Air Quality also regulate the facility. The site is inspected daily to ensure strict compliance with all Utah regulations. The Division of Radiation Control also requires us to provide letters of credit as financial assurance for the decommissioning or "closure" of our Clive facility, including areas that are closed on an ongoing basis. The adequacy of the funding provided is reviewed annually to assure that adequate financial resources are set aside and maintained to fund any required on-site clean-up activities. Finally, we also maintain nine Tooele County, Utah Conditional Use Permits for the facility.

        The South Carolina Department of Health and Environmental Control regulates our South Carolina operations through multiple groups, including the Division of Waste Management, the Bureau of Air Quality and the Bureau of Water. Our licensed operations in South Carolina include the Barnwell disposal facility (the license is currently in timely renewal), the Calibration Laboratory, the Nuclear Services Support Facility, the Barnwell Environmental and Dosimetry Lab and the Chem-Nuclear Systems, Service Operations Division. The South Carolina Department of Health and Environmental Control has staff specifically devoted to the regulation of our facilities which continually inspects us and assures that we fully comply with all regulations. We lease the Barnwell site from the state of South Carolina and under the terms of the Atlantic Compact. As part of that lease and as part of its regulatory oversight, South Carolina requires us to contribute to a long-term care fund for the site and maintain decommissioning or closure assurance.

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

        CERCLA effectively imposes strict, joint and several retroactive liabilities upon owners or operators of facilities where a release of hazardous substances occurred, the parties who generated the hazardous substances released at the facilities and parties who arranged for the transportation of hazardous substances to these facilities. The Clean Water Act and CERCLA also require companies to report releases to the environment of listed hazardous substances to the National Response Center and impose fines for failure to do so.

        Because we own and operate vitrification, storage, incineration and metal processing facilities, we are exposed to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. If we use off-site storage or disposal facilities for final disposition of the glass and other residues from our vitrification, incineration and other treatment processes, or other hazardous substances relating to our operations, we may be subject to clean-up liability under CERCLA and we could incur liability as a generator of these materials or by virtue of having arranged for their transportation and disposal to such facilities. We have designed our processes to minimize the potential for release of hazardous substances into the environment. In addition, we have developed plans to manage and minimize the risk of CERCLA or RCRA liability by training operators, using operational controls and structuring our relationships with the entities responsible for the handling of waste materials and by-products.

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

        Many of the government agencies overseeing our operations require us to regularly monitor the impacts of our operations on the environment and to periodically report the results of such monitoring. The costs associated with required monitoring activities have not been and are not expected to be, material. In complying with existing environmental regulations in past years, we have not incurred material capital expenditures. We do not expect to incur material capital expenditures in future periods for compliance with environmental regulations. However, we could be required to remediate any adverse environmental conditions discovered or occurring in the future which may require material expenditures.

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

The U.K. Regulatory Environment

        Through our U.K. subsidiaries, we hold contracts and licenses to operate and decommission 22 reactors at 10 of the NDA sites in the U.K. One of these reactors is operating and 21 are in various stages of decommissioning. Approximately 3,400 employees in the U.K. operate these sites and are subject to the U.K. regulatory environment. We also have other operations in the U.K. that are also subject to this regulatory environment.

        The Health and Safety Executive ("HSE") is responsible for licensing nuclear installations. The Office of Nuclear Regulation ("ONR"), previously called Nuclear Installations Inspectorate ("NII"), which is part of the Nuclear Directorate of the HSE, ensures that nuclear installations comply with all statutory safety requirements. ONR staff regularly inspects our facilities to confirm that the relevant licensing requirements are met throughout the life of the facility, including decommissioning.

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

Development of Our Business

        The Company was initially formed as Envirocare of Utah, Inc. in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A LLRW in Clive, Utah. In January 2005, the Company converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC. In 2006, we changed our name from Envirocare to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the D&D division of Scientech, LLC in October 2005, BNGA in February 2006, Duratek, Inc, in June 2006, Safeguard International Solutions, Ltd. (renamed EnergySolutions EU Services Limited) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, RSMC in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco in December 2007. The operations of these acquisitions are included in our results of operations from the date of acquisition.

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

        On January 7, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation ("Parent"), and Rockwell Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of Energy Capital Partners II, LP and its parallel funds (together with its affiliates, "Energy Capital Partners"), a leading private equity firm focused on investing in North America's energy infrastructure. Pursuant to the Merger Agreement, the Merger Sub will merge with and into the Company (the "Merger") and we will become a wholly-owned subsidiary of Parent. The Merger will only be able to be consummated after the stockholders of the Company have adopted the Merger Agreement at a meeting of stockholders and following the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. Upon consummation of the Merger, each outstanding share of the Company's common stock other than shares of common stock held in the treasury of the Company or owned by Parent, any affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to $3.75, without interest and subject to any required withholding of taxes.

        The obligation of Parent and Merger Sub to consummate the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) the adoption of the Merger Agreement and approval of the transactions contemplated thereby by stockholders of the Company owning at least a majority of outstanding shares of the Company's common stock, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (iii) a notification from the Committee on Foreign Investment in the United States ("CFIUS") that it has determined not to investigate the transactions contemplated in the Merger Agreement, but only if the Company and Parent have elected to make a filing to CFIUS, (iv) the absence of any law or order preventing the consummation of the Merger, (v) the obtaining of certain regulatory approvals, including approval from both the NRC, any State from which the Company or its subsidiaries holds a radiological license or permit pursuant to the AEA, and consent from the NDA, (vi) subject to certain exceptions, the accuracy of the Company's representations and warranties, (vii) the Company's compliance in all material respect with its obligations under the Merger Agreement and (viii) the absence of a material adverse effect on the Company.

        The early termination of the waiting period under the HSR Act was granted and became effective on February 1, 2013. The Company submitted the formal consent application to the NDA on January 21, 2013. The NDA, in a letter dated January 24, 2013, gave its consent to the change in control of EnergySolutions EU Limited in satisfaction of this aspect of the Merger Agreement. Also, the Company and Parent determined not to make a filing with CFIUS pursuant to the Defense Protection Act of 1950, based on their belief that no such filing is necessary with respect to the transactions contemplated by the Merger Agreement. The Company has submitted all required notices or applications requesting consent to the indirect transfer of control of the Company's NRC and State radiological licenses and permits from the NRC and the States of Connecticut, Ohio, South Carolina, Tennessee and Utah. The States of Ohio, South Carolina and Tennessee have issued all required consents regarding the several licenses from these states held by the Company. A required Notice has been provided to the State of Connecticut, and no further action is required by the State of Connecticut. However, further consents are still required from the NRC and the State of Utah.

        Following satisfaction or waiver of all the Merger Agreement's closing conditions, we expect to close the Merger during the second or third quarter of 2013. Following completion of the transaction, our common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, we would no longer file periodic reports with the SEC, on account of our common stock, but we may be subject to certain continued reporting requirements with respect to our 10.75% Senior Notes due 2018. The Company will become a privately owned company and our stock will no longer trade on the NYSE.

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission ("SEC"). These materials can be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

        We make available, free of charge, on our Internet website, located at www.energysolutions.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable following the electronic filing of such report with the SEC. Such reports can be found under "SEC Filings" in the "Investor Relations" tab. In addition, we provide electronic or paper copies of our filings free of charge upon request. The information on our website is not a part of this Annual Report and is not incorporated into any of our filings made with the SEC.

Item 1A.    Risk Factors.

        You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.

There can be no assurance that the Merger contemplated by the Merger Agreement between affiliates of Energy Capital Partners and us will be completed. If the Merger is not completed, we expect the market price of our common stock to decline, potentially significantly.

        On January 7, 2013, the Company entered into the Merger Agreement which provides for the acquisition of the Company by Parent. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions contained therein, we will become a wholly owned subsidiary of Parent following the merger of a wholly owned subsidiary of Parent with and into us. If the Merger contemplated by the Merger Agreement is completed, each share of our common stock will be cancelled and converted into the right to receive $3.75 in cash, without interest, less any required tax withholding, except for shares of our common stock held by us immediately prior to the effective time of the Merger, shares owned by Parent, Parent's affiliates or any subsidiary of the Company and shares owned by stockholders of the Company who have properly demanded appraisal rights. The per share merger consideration of $3.75 represents a premium of approximately 20% to the average closing price of our common stock during the 30-day trading period ended on January 4, 2013, the last trading day prior to the public announcement of the execution of the Merger Agreement, and a premium of approximately 9% to the closing price of our common stock on January 4, 2013. The closing trading price of our common stock was $3.44 per share on the last trading day prior to the public announcement of the Merger Agreement. However, the trading price of our common stock has been subject to significant volatility prior to and since this announcement. Completion of the Merger is subject to certain closing conditions, including stockholder approval of the Merger, consent from the NRC and any State from which the Company or its subsidiaries holds a radiological license or permit issued pursuant to the Atomic Energy Act and other customary conditions. There can be no assurance that those conditions will be satisfied.

        If the Merger is not consummated, our stock price could fall below its current trading range for the following, but not limited to the following, reasons:

  •
  We do not expect to have sufficient resources available to repay the remaining balloon payment of our senior secured term loan which matures in August 2016. We may not be able to refinance, renew or replace the senior secured term loan given the likelihood of additional credit rating downgrades. If we are unable to refinance our debt, we could be forced by our creditors to undertake a financial restructuring that could reduce the value of our common stock.

  •
  The fair market value of our senior notes and senior secured term loan may be negatively impacted. Prior to the announcement of the Merger, our senior notes and senior secured term loan were trading at a substantial discount to their par value. Our senior notes traded publicly between 82%-95% of par value in the months leading up to the Merger announcement. A change in control provision in the indenture governing the senior notes gives senior note holders the right to put their senior notes back to the Company at 101% of par value. If the Merger is not consummated and as a result the change in control provision is not triggered, we expect that our senior notes and senior secured term loan will be substantially discounted back to the trading range they were in prior to the announced Merger which could impact our debt costs and our ability to secure additional financing.

  •
  The debt ratings of our senior notes and senior secured term loan may be negatively impacted. Our senior notes and senior secured term loan are rated by both Moody's and Standard & Poor's. Both rating agencies downgraded our senior notes and senior secured term loan during

    2012. If the Merger is not consummated, we may experience further debt rating downgrades which could impact our debt costs and our ability to secure additional financing.

  •
  Our teaming agreement for the Magnox contract rebid may be subject to renegotiation and our rebid may be less competitive. Our teaming partner for the Magnox contract rebid has indicated it is prepared to consent to the Merger, but will consider a variety of options, including renegotiating the terms of our teaming agreement, if the Merger is not consummated. In addition, the NDA is expected to consider the financial condition of each bidder as an important factor in awarding the Magnox contract. If the Merger is not consummated, our financial condition will be substantially less favorable, and could significantly adversely impact the competitiveness of our bid. Lastly, the NDA has required successful bidders for similar contracts to provide a substantial parent guarantee. If the Merger is not consummated, the terms of our existing debt agreements would likely require us to seek a discretionary amendment from our existing lenders in order to allow us to provide a parent guarantee. There can be no assurance that our existing lenders would consent to such an amendment of debt agreements.

  •
  The Company will be less able to reduce the Zion project letter of credit costs (discussed below) and will be more likely to suffer asset depletion under the parent guarantees provided to Exelon in connection with the Zion project (discussed below). The Company's best opportunity to reduce risk on the project and lower project related letter of credit costs is to team with a partner with a strong balance sheet. The probability of finding a willing partner will be significantly lower if the Merger is unsuccessful and the Company's current debt structure continues.

  •
  We may not be able to win future projects because we will not be in a financial position to provide sufficient financial assurances or other financial instruments required for such projects. For example, as a result of the rating downgrade of our debt in June 2012, an insurance carrier quoted renewal premiums at a significant increase to the existing premiums for the assurance associated with our closure obligations at two of our facilities. The premiums were unacceptable to the Company, and as a result, we had to issue letters of credit in lieu of the insurance policies. This resulted in an increased expense to the Company.

  •
  We could be adversely affected by litigation that has been or will be initiated in connection with the Merger. Whenever a transaction of this magnitude fails to close, there is a significant risk that litigation will follow, which may require significant attention from management and sizeable resources from the Company

  •
  We could be required to pay a termination fee of $13.6 million to an affiliate of Energy Capital Partners or its designee in certain circumstances.

We may be obligated to make certain expense reimbursement payments to Energy Capital Partners.

        If the Merger Agreement is terminated under certain circumstances, we could be required to make an expense reimbursement payment to Energy Capital Partners. However, the amount of such reimbursement is limited to: (i) $10 million if the Merger Agreement is terminated on or within 90 days of the date of the Merger Agreement, (ii) $20 million at any time on or between 91 and 180 days after the date of the Merger Agreement, (iii) $30 million at any time on or after 181 days after the date of the Merger Agreement or (iv) $5.4 million if the Merger Agreement is terminated because the stockholder approval was not obtained and Energy Capital Partners' reimbursable expenses are due and payable.

The pendency of our agreement to be acquired by Energy Capital Partners could have a negative impact on our business.

        The announcement and pendency of the Merger may have a negative impact on our business, financial results and operations or disrupt our business by:

  •
  intensifying existing litigation or increasing new legal claims from our competitors and other third parties;

  •
  intensifying competition as our competitors may seek opportunities related to our pending Merger;

  •
  affecting our relationships with our customers, distributors, suppliers, regulators and employees;

  •
  limiting certain of our business operations prior to completion of the Merger which may prevent us from pursuing certain opportunities without Energy Capital Partners' approval;

  •
  causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

  •
  impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

  •
  creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

        Under the Merger Agreement, we have agreed to certain covenants that place restrictions on our ability to, without Parent's written approval (which, with respect to certain actions, cannot be unreasonably withheld), among other things, dispose of properties or assets, make unbudgeted capital expenditures, acquire substantial assets or equity interests of a third party, make substantial investments or enter into new lines of business, increase the compensation of certain of our employees or directors, pay certain bonuses or incentive compensation, grant new equity or non-equity based compensation awards, hire new employees, encumber shares of our capital stock, declare or pay dividends or make other distributions in respect of our capital stock, other than those between us and our subsidiaries, incur indebtedness, take certain actions with respect to our owned and leased real property, make certain changes to our corporate structure and enter into certain transactions with related parties or enter into new material contracts outside the ordinary course of business, in each case, until the earlier of the termination of the Merger Agreement and the effective time of the merger.

Amendments to the federal and state regulations that govern the classification of LLRW could negatively impact the Company's business.

        Federal regulations require that low-level radioactive waste be classified as Class A, B, or C prior to disposal. LLRW disposal facilities may only receive LLRW that complies with criteria set by state regulators, according to the NRC's LLRW classification. The NRC is proposing to amend its LLRW classification regulations to require new and revised site-specific analyses and to permit the development of criteria for waste acceptance based on the results of these analyses, rather than on just the current generic classification system. Ultimately these amendments could impact what waste our Clive, Utah disposal facility is permitted to accept for disposal. Any temporary or permanent disruption or decrease in the waste streams coming to Clive for disposal could have a significant material impact on the Company's business. We expect the NRC to finalize these amendments in late 2014 or 2015.

Our licensed stewardship arrangement with Exelon exposes us to significant financial risks.

        The transaction with Exelon is the first of its kind and, therefore, required extensive assurances. The Exelon transaction is expected to prove the license stewardship initiative as a viable model, such that other utility companies will not require as many layers of financial assurance. The transaction with Exelon establishes a series of financial consequences intended to ensure that the Zion Station decommissioning trust fund does not fall below projected completion costs (a "Deficiency"). Whenever there is a Deficiency, ZionSolutions must defer collection of invoices from the trust fund ("deferred receivables") until the Deficiency is resolved. EnergySolutions, LLC and EnergySolutions, Inc. guaranteed ZionSolutions' performance; in a Deficiency scenario, these guarantees would deplete Company assets before the $200.0 million letter of credit would fund remaining decommissioning activities, as described below. If the ZionSolutions' deferred receivables reach $50 million, EnergySolutions must defer receivables from ZionSolutions or EnergySolutions, LLC must extend a loan to ZionSolutions or contribute capital to ZionSolutions such that ZionSolutions' own deferred receivables do not exceed $50 million and ZionSolutions is able to pay vendors for materials and services within established terms of trade payables and otherwise meet current operating expenses when such expenses are incurred and become due and payable . Deferral of receivables may also be triggered (up to, but not greater than, $5 million per month) if ZionSolutions fails to achieve certain milestones, subject to force majeure or schedule extension conditions. With respect to any deferral of receivables, such receivables may be collected when the Deficiency is resolved or the milestone is achieved, as applicable. Also, additional rent under the lease with Exelon may be required if substantial completion of the D&D activities is not achieved within ten years, subject to certain schedule extension conditions. Such additional rents would be $200,000 per month for the first year of delay, $800,000 per month for the second year of delay, $1,250,000 per month for the third year of delay and $1,750,000 per month for the fourth year of delay and beyond. As discussed above, the Exelon transaction also includes financial assurances beyond the deferral of receivables and additional rents. These include a pledge of the ZionSolutions equity to Exelon, a $200.0 million letter of credit (the proceeds of which may only be used for decommissioning by Exelon to the extent that Exelon exercises its right to ZionSolutions under the pledge), and a disposal easement at our Clive facility. To the extent that any of these deficiencies or events of default occur, there will be a substantial impact to our operations and financial condition because we have the contractual obligation to fund the operations of ZionSolutions if costs exceed the value of the trust fund.

        In February 2012, we completed a comprehensive review and assessment of the Zion Station project schedule, costs and related projected decommissioning trust fund values. Based on this review and assessment, there were no Deficiencies or events of default identified. Over the remaining life of the project, the decommissioning trust fund is not projected to fall below projected completion costs and there is no expectation that any Deficiency or event of default will occur, even in the unlikely event of the project being unprofitable. Nevertheless, all forward-looking projections and expectations regarding the Zion Station project are subject to various risks and uncertainties as noted below.

The performance of the Zion Station project is subject to various risks and uncertainties that are not entirely within our control and that could have a material adverse effect on this project's profitability.

        The profitability or loss of the Zion Station project is a function of project cost management and NDT fund investment earnings performance. If future project costs increase and all other factors remain constant, the profitability of the project may decrease and potentially result in a loss to ZionSolutions and the Company. Similarly, if the NDT fund investment earnings are lower than current projections and all other factors remain constant, the profitability of the project may decrease (and eventually, the loss on the project will increase) as a result of lower available funding. In early 2012, we completed a comprehensive schedule, cost and budget update for the Zion Station project. As a result of this update, we determined that (i) estimated project costs had increased from the original budgeted amounts and (ii) the originally estimated profit margin anticipated for the project had decreased to a range of approximately 10% to 15%. As a result of more conservative assumptions on NDT fund investment earnings and costs associated with the letters of credit securing our performance under the contracts governing the project, in June 2012 we announced that our estimated profit margin anticipated for the project had decreased to a range of approximately 5% to 10%.

        Because there are over seven years remaining on the project, there can be no assurance that our current estimates, assumptions and projections will prove accurate and all such forward-looking statements, including our projection of the project's profitability, could change materially. Our estimates, assumptions and projections are necessarily dependent upon future economic, market and other conditions over which we have no control. Accordingly, the expected profitability of the Zion Station project is uncertain. In the event actual project costs are higher than total realized NDT fund levels, we will realize no profit on the project and could incur a substantial loss that could have a material adverse effect on our business, financial condition and results of operations.

Letters of credit, surety bonds and other financial assurances are necessary for us to win certain types of new work.

        We are required to post, from time to time, standby letters of credit and surety bonds or to provide other financial assurances to support contractual obligations to customers as well as other obligations. These letter of credit and bonds indemnify the customer if we fail to perform our obligations under the contract.

        For example, in connection with our agreement with Exelon regarding the decommissioning of Zion Station, we delivered a $200.0 million letter of credit to Exelon relating to our present and future obligations. Under our contract with Exelon and our NRC license, the letter of credit must remain in place for the duration of the Zion Station project, which we expect will occur no earlier than 2020. The letter of credit is collateralized by $200.0 million in restricted cash, which we initially obtained in 2010 through borrowings on our senior secured credit facility. Although there are provisions for step downs in the amount of the letter of credit toward the end of the Zion Station project, any release of our obligation to maintain this letter of credit is at Exelon's discretion, and we do not expect that Exelon will release us from this obligation. Exelon may cause the letter of credit to be drawn upon to fund a backup trust upon the occurrence of one of the following conditions (i) our failure to maintain the required letter of credit from a qualified financial institution, (ii) our bankruptcy or the bankruptcy of ZionSolutions, (iii) the cessation by ZionSolutions to provide all or substantially all decommissioning services for a period of longer than one year, (iv) our failure to make a payment pursuant to our guarantee of ZionSolutions' obligations, or (v) ZionSolutions' failure to use diligent efforts to perform services according to the agreed upon schedule. If we exhaust our resources and ability to complete the D&D activities, and in the event of a material default under a credit support agreement we entered into with Exelon in connection with the Zion project, Exelon may exercise its rights to take possession of ZionSolutions. At that point, through its ownership of ZionSolutions, Exelon, and not the Company, would then be entitled to draw on the funds associated with the $200.0 million letter of credit. Under the terms of our financing arrangements, we obtained restricted cash and took on the liability for the letter of credit. In addition to providing this letter of credit, we also provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon and pledged 100% of our interests in ZionSolutions to Exelon. We also granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and purchased the insurance coverage required of a licensee under the NRC's regulations.

        If a letter of credit, bond or other financial assurance is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. Moreover, due to events that affect the insurance and bonding and credit markets generally, letters of credit, bonding and other financial assurances may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit, bonds or other financial assurances will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit, bonds and other assurances, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry that requires us to obtain and to comply with, federal, state and local government permits and approvals.

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

We operate in a politically sensitive environment and public perception of nuclear power and radioactive materials can affect our business.

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

        The April 2011 natural disaster in Japan, which resulted in the release of radioactive material from the Fukushima nuclear power plant following the nuclear disaster there, highlights how public reaction can have a significant political influence and cause changes in governmental policies. Opposition by third parties can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes extending construction schedules by decades or more. Adverse public reaction and the perceived risks associated with nuclear power and radioactive material could also lead to increased regulation which limits or prohibits the activities of our customers. Our customers might also be subject to more onerous operating requirements. Any of the foregoing conditions or unforeseen adverse conditions in the future could have a material adverse impact on our business.

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

Our business depends on the continued operation of and adequate capacity at, our Clive, Utah disposal facility.

        Our disposal facility in Clive, Utah is a strategic asset and is vital to our business. This facility is the largest privately owned commercial facility for the disposal of Class A LLRW in the U.S. Because of the greater profitability of the Clive facility in comparison with the rest of our business, a loss of revenue from Clive would have a disproportionate impact on our gross profit and gross margin. The Clive facility is subject to the normal hazards of operating any disposal facility. In addition, access to the facility is limited and any interruption in rail or other transportation services to and from the facility will affect our ability to operate the facility.

        In December 2009, the governor of Utah announced he had reached an agreement with the DOE not to ship any additional depleted uranium from the Savannah River site to the Clive facility until a site-specific performance assessment of the Clive facility could be completed. These and other actions by states or the federal government may affect the operation, capacity, expansion or extension of the Clive facility. The Northwest Compact, which consists of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington and Wyoming was created pursuant to a federal statute that enable states to enter into interstate compacts for the purpose of managing LLRW. The Northwest Compact has asserted that it has authority over our Clive, Utah facility and on November 9, 2010, the U.S. Tenth Circuit Court of Appeals ruled that the Northwest Compact is statutorily and constitutionally permitted to exercise exclusionary authority over the Clive facility. Any of the foregoing actions may hinder, delay or stop shipments to the facility, which could impair our ability to execute disposal projects and significantly reduce future revenue.

        We believe that the Clive facility has sufficient capacity for approximately 30 years of operations based on our estimate of future disposal volumes, our ability to optimize disposal capacity utilization and the license amendment to convert volume capacity originally intended for 11e(2) waste to Class A LLRW that was approved in November 2012. If future disposal volumes increase beyond our expectations or if our other assumptions prove to be incorrect, then the remaining capacity at the Clive facility would be utilized more quickly than projected. Any interruption in our operation of the Clive facility or decrease in the effective capacity of the facility would adversely affect our business and any prolonged disruption in the operation of the facility or reduction in the capacity or useful life of the facility would have a material adverse effect on our business, financial condition and results of operations.

Our international operations involve risks that could have a material adverse effect on our results of operations.

        For the year ended December 31, 2012, we derived 68.5% and 35.3% of our revenue and segment operating income from our operations outside of North America. For the year ended December 31, 2011, we derived 62.0% and 181.1% of our revenue and operating income from our operations outside of North America. Our business depends on the success of our international operations and we expect that our international operations will continue to account for a significant portion of our total revenue and operating income. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

  •
  recessions or inflationary trends in foreign economies and the impact on government funding and our costs of doing business in those countries;

  •
  the expansion of our business and operations in China, including challenges related to protecting our intellectual property and political risks;

  •
  difficulties in staffing and managing foreign operations;

  •
  changes in regulatory requirements;

  •
  foreign currency fluctuations;

  •
  the adoption of new and the expansion of existing, trade restrictions;

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

        One or a few government and commercial customers have in the past and may in the future, account for a significant portion of our revenue in any one year or over a period of several consecutive years. For example, the NDA accounts for most of our revenue in the International segment. For the years ended December 31, 2012, 2011 and 2010, respectively, 63.8%, 61.0% and 57.6%, of our total consolidated revenue was generated from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the years ended December 31, 2012, 2011 and 2010, 11.0%, 15.3% and 21.7%, respectively, of our total consolidated revenue was from contracts funded by the DOE. Our business strategy and profitability rely on our ownership of unique disposal facilities. A significant amount of our revenue is derived from large one-time projects.

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

        The NDA contracts (the "Magnox Contracts") held by EnergySolutions EU Limited through its subsidiary Magnox Limited (formerly held by the Magnox North Limited and Magnox South Limited subsidiaries), in relation to the Magnox North sites and the Magnox South sites (the "Magnox Sites") have been extended and are scheduled to expire September 30, 2014 and can be extended for an additional six months at the option of the NDA. For the contract year ended March 31, 2013, we expect to recognize revenue of approximately $1.1 billion from these contracts. The competition of these contracts commenced in July 2012 and is expected to be completed in late 2013. We expect the re-bid of the Magnox Contracts and other material contracts under which we perform will involve intense competition. We are competing for the re-bid of the Magnox Contracts by teaming with one partner which will reduce our ownership percentage of the re-bid opportunity. Our failure to win the re-bid would have a material adverse effect on our results of operations. Even if we win the re-bid, the participation of a partner will reduce the revenue and profits accruing to us from these contracts. We also have goodwill and other intangible assets associated with our international business unit that would likely be impaired if we do not win the rebid of the Magnox Contract.

We have substantial debt, which could harm our financial condition, business and growth prospects.

        As of December 31, 2012, we had outstanding debt balances of $527.0 million under our senior secured credit facility and $300.0 million under our senior notes. Our substantial debt could have important consequences to us, including the following:

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

  •
  we may not be able to renew or replace our long-term debt at terms that are acceptable to us;

  •
  our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

  •
  we may be at a competitive disadvantage to competitors that have less debt or more favorable interest rates.

        Borrowings under our senior secured credit facility bear interest at variable rates. As of December 31, 2012, the interest rate of our term loan and revolving letter of credit facilities was 6.25%. Assuming that this interest rate and the principal balance remains constant during the following years, our interest payment obligations related to the term loan obligations would be approximately $32.9 million for each of the next five years. Based on the amount of variable rate debt outstanding and the interest rate at December 31, 2012, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $5.3 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.

        Outstanding balances under our senior notes due 2018 bear interest at a 10.75% fixed interest rate. At this rate and assuming an outstanding balance of $300.0 million as of December 31, 2012, our annual debt service obligations would be $32.3 million. Based on the amount of outstanding debt and its fixed interest rate we must use a substantial portion of our cash flow from operations to redeem all or a portion of our senior notes and to pay interest and other fees associated with our senior notes, which could reduce the funds available to us for other purposes and could significantly increase our debt.

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

        Our failure to comply with obligations under our senior secured credit facility, including satisfaction of the financial ratios, would result in an event of default under the facilities. A default, if not cured or waived, would prohibit us from obtaining further loans under our senior secured credit facility and permit the lenders thereunder to accelerate payment of their loans and not renew the letters of credit which support our bonding obligations. If we are not current in our bonding obligations, we may be in breach of our contracts with our customers, which generally require bonding. In addition, we would be unable to bid or be awarded new contracts that required bonding. If our debt is accelerated, we currently would not have funds available to pay the accelerated debt and may not have the ability to refinance the accelerated debt on terms favorable to us or at all particularly in light of the tightening of lending standards as a result of the ongoing financial crisis. If we could not repay or refinance the accelerated debt, we would be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration or insolvency would likely have a material adverse effect on the market value of our common stock.

We may not be able to generate or borrow enough cash to service our debt, which could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

        We rely primarily on our ability to generate cash from operations to service our debt. If we do not generate sufficient cash flows we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances. Our senior secured credit facility limits our ability to sell assets and also restricts our use of the proceeds from any such sale. If we default on our debt obligations, our lenders could require immediate repayment of our entire outstanding debt. If our lenders require immediate repayment on the entire principal amount, we will not be able to repay them in full, and our inability to meet our debt obligations could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

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

        Large government contracts become available for bidding on an infrequent basis. Our business strategy includes bidding on such contracts as the prime contractor, part of a joint venture or other team arrangement competing for a prime contract and as a first tier or lower subcontractor. We expect to bid on a significant portion of the approximately $30 billion of federal nuclear services contracts that we estimate will be awarded within the next five years. In the past, we have operated primarily as a subcontractor or in a minority position on a prime contractor team. In pursuing new prime contracts, either as a prime contractor or as part of a joint venture or other team arrangement, we will be competing directly against a number of large national and regional nuclear services firms, which may compete individually or as part of a joint venture or team, that may possess or develop superior technologies and/or have greater financial, management and marketing resources. Many of these companies, joint ventures and teams, also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the prime contract as the lead prime contractor or as part of a joint venture or other team arrangement for any of these contracts.

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

        If plaintiffs are successful in certifying a class and establishing the allegations in the lawsuit, damages could be significant and our financial condition and liquidity could be materially adversely affected. Although we believe that the lawsuit is without merit and we intend to vigorously defend it, there can be no assurance that we will prevail. An unfavorable resolution of this lawsuit could result in a substantial judgment against us and, even if we are successful in defending against the allegations of the lawsuit, we may incur significant costs for legal fees and indemnification obligations to other named defendants. We may also incur increased costs for renewal of our directors' and officers' liability insurance. The defense of the lawsuit may also involve the commitment of significant company resources and may demand the time and attention of our employees, officers and directors, particularly those who are personally named, to the detriment of our business operations.

        In addition, two shareholder derivative actions have been filed against us. On August 25, 2010, a shareholder derivative action was filed in the U.S. District Court for the District of Utah against EnergySolutions, Inc. as the nominal defendant, various current and prior directors and certain of our officers. On October 8, 2010, another shareholder derivative action was filed in the Supreme Court of New York, County of New York, against EnergySolutions, Inc., certain prior directors, ENV Holdings LLC, our former parent and Lindsay Goldberg & Bessemer, L.P. Both derivative complaints allege breach of fiduciary duty against the defendants. The underlying facts in both of the derivative complaints are substantively the same as those in the purported class-action lawsuit. There may be additional similar lawsuits filed in the future. Under our organizational documents and contractual agreements, we have indemnification obligations to certain of the named defendants in these derivative lawsuits. While we currently believe that our interests and defenses in these lawsuits are similar to those of the other parties who have also been named as defendants, the interests and defenses of the other defendants could become different or diverge from ours in the future. If our interests were to diverge, we may incur additional costs and expenses that could have a material adverse effect on our business, financial condition and results of operations.

        On October 12, 2012, we and the plaintiffs in these investor lawsuits reached an agreement in principle to resolve all claims made by the plaintiffs in their complaints underlying the proceeding. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The court signed an order preliminarily approving the settlement on December 3, 2012. A hearing for final approval of the settlement is scheduled.

        Following the Company's January 7, 2013 announcement that it had entered into a Merger Agreement providing for the acquisition of the Company by Parent, an entity formed by Energy Capital Partners, ten purported class action lawsuits were brought against us, the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub. Six lawsuits were filed in the Delaware Court of Chancery (collectively, "the Delaware actions"). On January 19, 2013, the Court of Chancery entered an order consolidating the Delaware actions. On January 28, 2013, the Court of Chancery entered an Order of Class Certification and Case Management which, among other things, certified a non opt-out class of EnergySolutions stockholders consisting of all persons who held shares of stock of EnergySolutions (excluding defendants named in the Delaware actions and their immediate family members, any entity controlled by any of the defendants, and any successors in interest thereto) at any time during the period from and including January 7, 2013, through the date of consummation or termination of the Merger.

        On March 15, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, EnergySolutions, Inc., the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub entered into a memorandum of understanding with the plaintiffs in the Delaware actions providing for the settlement in principle of the claims brought by the plaintiffs in the Delaware actions. Pursuant to the memorandum of understanding, we included additional disclosures in our proxy statement requested by the plaintiffs in the Delaware actions. The parties to the Delaware actions are in the process of documenting the settlement and will present the settlement to the Delaware Court of Chancery for approval when that documentation is complete. In approving the settlement, the Delaware Court of Chancery may also require the Company to pay plaintiffs' attorney fees, the amount of which have not been determined.

        The other four lawsuits were filed in the Utah State District Court, Third Judicial District, Salt Lake County, (the "Utah actions"). On February 1, 2013, the Company and certain defendants filed a Motion to Dismiss or Stay, or in the Alternative for Extension of Time to Respond to Complaint in the Luck action, seeking to dismiss or stay the action in deference to the Delaware actions.

        Collectively, the Delaware actions and Utah actions generally allege that the individual defendants breached their fiduciary duties in connection with the Merger because the merger consideration is unfair, that certain other terms in the Merger Agreement are unfair, and that certain individual defendants are financially interested in the Merger. Some of the actions further allege that Energy Capital Partners, Parent and Merger Sub aided and abetted these alleged breaches of fiduciary duty. Among other remedies, the lawsuits seek to enjoin the Merger, or in the event that an injunction is not awarded, unspecified money damages, costs and attorneys' fees. We believe that each of the Delaware actions and Utah actions is without merit, and we intend to vigorously defend against all claims asserted to the extent not yet resolved.

        We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions to the extent not yet resolved. For more information regarding the above referenced lawsuits, including their current status, see Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K.

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

        Under the Magnox Contracts, we manage 22 nuclear reactors, 1 of which is currently operating, for the NDA. The management and operation of such facilities subjects us to various risks including potential harmful effects on the environment and human health resulting from the storage, handling and disposal of radioactive materials and limitations on the amounts of types of insurance commercially available to cover potential losses.

        We are required to meet licensing and safety-related requirements imposed by the NDA and other regulatory agencies in the U.K. In the event of non-compliance, the NDA or other regulatory agencies may increase regulatory oversight, impose fines and/or shut down a facility, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by regulatory agencies could necessitate capital expenditures, as well as proportionate assessments against us to cover third-party losses.

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

        The Price-Anderson Act's indemnification provisions generally do not apply to our processing and disposal facilities and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could incur substantial losses, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, we may not be able to obtain commercially adequate insurance on a cost effective basis, or at all and our business could be adversely affected if the owners and operators of new facilities elect not to retain our services.

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

        Demand for our services has been and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. The stress experienced by global capital markets that began in the second half of 2007 substantially increased during 2008 and continued through 2012. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a depressed real estate market have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, low business and consumer confidence and high unemployment, have extended the economic downturn.

        During economic downturns, the ability of private and government entities to make expenditures on nuclear services is likely to be curtailed. Our Commercial Services customers have reduced their spending on nuclear services during the recent downturn and despite recent signs of recovery in equity markets, they have not increased their spending to levels prior to the downturn. In particular, our operations depend, in part, upon government funding and especially upon funding levels at the NDA and DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox Contract funding for the 2012/2013 contract year increased over the 2011/2012 contract year, the NDA may reduce Magnox funding allocations in the future as the NDA directs funds to meet the funding requirements of other "high hazard" sites that are perceived to pose a greater degree of risk.

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

As a government contractor, we are subject to extensive regulation and contractual and other requirements relating to the formation, administration and performance of contracts and our failure to comply with applicable regulations and requirements could subject us to penalties that may restrict our ability to conduct our business.

        Our government contracts, which are primarily with the NDA and the DOE, are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government agencies such as the U.S. Defense Contract Audit Agency, the DOE, higher-tier contractors and other auditors as designated by our government customers. Similarly, some U.K. contracts are subject to audit by U.K. regulatory authorities, including the NDA. If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse government authorities for amounts previously received.

        Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the federal False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. Some of our projects receive funding under the ARRA or similar federal and state programs designed to provide financial assistance to create jobs, improve energy efficiency, encourage the development of renewable energy and meet critical infrastructure needs. The receipt of these funds subjects us to additional regulatory oversight and reporting requirements, which impose additional administrative burdens and costs on our business. Failure to comply with applicable regulations, requirements or statutes could disqualify us from receiving recovery funding, result in the termination or suspension of our existing government contracts, impose fines or other penalties on us, or result in our suspension or debarment from government contracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenue and profits. Furthermore, as a result of our government contracting or the receipt of recovery funding, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

        We cannot assure that government audits will not result in the disallowance of significant incurred costs in the future. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act. If qui tam litigation resulted in a finding of contract violations against our company, the result could be the imposition of civil and criminal penalties or sanctions including treble damages, contract termination, forfeiture of profit, and/or suspension of payment, suspension of our eligibility as a government contractor, debarment and harm to our reputation. Any contract terminations, suspensions or debarment could reduce our profits and revenues significantly.

Our global operations require importing and exporting goods and technology across international borders.

        We are subject to U.S. and foreign international trade laws. To the extent that we export products, technical data and services outside the U.S., we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury. The violation of such laws could subject us to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges and could damage our reputation and therefore, our ability to do business.

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

        Under our license stewardship initiative we will assume the D&D obligations of owners of shut-down nuclear reactors or other nuclear facilities. We anticipate the costs of this process will be paid exclusively from the decommissioning trust fund of the related facility. We would commit to undertake a particular arrangement only if we believed the decommissioning trust fund would be sufficient to fund the D&D activities including a reasonable profit. However, if we fail to appropriately manage the investment of the trust fund, to achieve a targeted return, or such funds are adversely affected by market conditions or investment returns, there may not be sufficient funds in the trust fund to complete the obligations we have assumed. Moreover, the costs of D&D could exceed the amounts in the trust fund and we may not be able to draw from other sources of funds, including funds from our other operations, to meet the costs of the project. Any of these outcomes would expose us to significant financial risk.

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

        In our contracts, we seek to protect ourselves from liability associated with accidents, but there is no assurance that such contractual limitations on liability will be effective in all cases or that our insurance (or the insurance of our customers) will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

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

        WCS commenced operations and began accepting commercial Class A, B and C LLRW in April 2012 at its site near Andrews, Texas. In addition, other competitors have requested regulatory relief from the NRC to dispose of extremely low-level commercial Class A waste in non-licensed facilities such as specialized landfills. These developments present additional competitive risks that could adversely affect our business, particularly as it relates to the revenue and gross profits from the operation of our Clive, Utah disposal facility.

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

        A significant portion of our revenue is recognized using the proportional performance method of accounting. Generally, the proportional performance accounting practices we use result in recognizing contract revenue and earnings based on output measures, where estimable, or on other measures such as the proportion of costs incurred to total estimated contract costs. For some of our long-term contracts, completion is measured on estimated physical completion or units of production. The cumulative effect of revisions to contract revenue and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known or can be reasonably estimated. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. A significant downward revision to our estimates could result in a material charge to our results of operations in the period of such a revision. For example, during 2012, due to changes in future cost estimates to complete our Salt Waste project we recorded a reversal of previously recorded incentive fee in the amount of $5.6 million.

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

        Due to changes in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. As a result management performed a comprehensive review of its financial forecasts and adjusted its estimates of future cash flows. These events prompted us to perform an interim goodwill impairment test as of both June 30, 2012 and September 30, 2012. Based on the first step of the analysis each of our reporting units' fair value exceeded their carrying value. However, as of September 30, 2012, the fair value of the International reporting unit exceeded its carrying value by less than 5% using a weighted average discount rate of 20% and a residual growth rate of 2.5%. The goodwill balance of our International reporting unit as of September 30, 2012 was $55.0 million. A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the International reporting unit by 1.6%. The calculated fair value of each of our other reporting units exceeded the reporting unit's book value by amounts greater than 5% of their book value. Although the fair value of each of the reporting units currently exceeds their carrying value, a deterioration of market conditions, an adverse change in regulatory requirements, reductions in government funding, failure to win new business or re-bids of current contracts or a continuation of the decline in our stock price and corresponding market capitalization could result in a future impairment loss.

        As of December 31, 2012, we had $308.6 million of goodwill and $238.0 million of finite-lived intangible assets, which collectively represented 20.5% of our total assets of $2.7 billion as of December 31, 2012.

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

        We also rely upon unpatented proprietary expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, but these agreements are limited in duration and could be breached and therefore they may not provide meaningful protection for our trade secrets or proprietary expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and expertise. Others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of intellectual property laws or our confidentiality agreements to protect our processes, technology, trade secrets and proprietary expertise and methods could have an adverse effect on our business by jeopardizing our rights to our intellectual property.

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

        We currently have equity interests in joint ventures and may enter into additional joint ventures in the future. We cannot control the actions of our joint venture partners and as with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also typically have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

        As a public company, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the requirements of the NYSE and certain provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated under those Acts, which impose significant compliance obligations upon us. As a public company, we are required to, among other things:

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

        If material weaknesses in our internal control over financial reporting are identified in the future, we may be unable to provide required financial information in a timely and reliable manner, or otherwise comply with the standards applicable to us as a public company and our management may not be able to report that our internal control over financial reporting is effective in accordance with Section 404 of the Sarbanes-Oxley Act. There could also be a negative reaction in the markets due to a loss of investor confidence in us and the reliability of our financial statements and, as a result, our business may be harmed and the price of our common stock may decline.

Our business could be negatively impacted by security threats, including physical and cyber security threats.

        We face various security threats, including cyber threats, threats to the physical security of our facilities and infrastructure, and threats from terrorist acts, as well as the potential for business disruptions associated with these threats. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent security threats from materializing.

        We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary or classified information and attacks from computer hackers, viruses, malicious code and other security problems. As a U.S. government contractor and our role within the nuclear industry, we may be prone to a greater number of those threats than companies in other industries. From time to time, we experience system interruptions and delays; however, prior cyber-based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

        The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, the value of intellectual property, our future financial results, our reputation or our stock price.

We must successfully upgrade and maintain our information technology systems.

        We rely on various information technology systems to manage our operations. We are currently implementing modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, consolidating duplicative systems and acquiring new systems. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations, if not anticipated and appropriately mitigated.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2012, we owned 11 properties, leased 31 properties and operated 1 property pursuant to a long-term lease with the state of South Carolina. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any reasonable foreseeable needs that may arise. The following table provides summary information of our owned and leased real property, exclusive of renewal options:

Property	Segment	Use	Space	Lease Expiration
Owned
Barnwell, South Carolina	LP&D	Materials processing and packing	1,627 acres	N/A
Barnwell, South Carolina	LP&D	Materials processing and packing	71 acres	N/A
Clive, Utah	LP&D	Treatment and disposal facility	1,557 acres	N/A
Columbia, South Carolina	Commercial Services	Maintenance facility	16 acres	N/A
Kingston, Tennessee—Gallaher Road	LP&D	Waste processing operations	79 acres	N/A
Memphis, Tennessee	LP&D	Waste processing operations	13 acres	N/A
Oak Ridge, Tennessee—Manufacturing Sciences Corporation	LP&D	Metals manufacturing and fabrication	15 acres	N/A
Oak Ridge, Tennessee—Bear Creek	LP&D	Waste processing operations	45 acres	N/A
Oak Ridge, Tennessee—Shaw property	LP&D	Waste processing operations	33 acres	N/A
Oak Ridge, Tennessee—K-792 Rail yard	LP&D	Rail facility	12 acres	N/A
Antonito, Colorado—Transload property	LP&D	Rail facility	19 acres	N/A
Leased
Aiken, South Carolina	Government Group	General office space	11,431 sq ft.	04/17/16
Albuquerque, New Mexico	Government Group	General office space	6,000 sq ft.	10/31/14
Brampton, Ontario	International	General office space	129,720 sq ft.	10/31/21
Brossard, Québec	International	General office space	1,500 sq ft.	08/30/13
Campbell, California	Government Group and Commercial Services	General office space	3,032 sq ft.	1/31/16
Columbia, Maryland	Government Group and Commercial Services	General office space	18,946 sq ft.	08/31/20
Columbia, South Carolina	Commercial Services	General office space	27,627 sq ft.	06/30/22
Cumbria, United Kingdom	International	General office space	2,840 sq ft.	10/01/14
Danbury, Connecticut	Commercial Services	General office space	6,704 sq ft.	11/30/17
Didcot Oxfordshire, United Kingdom	International	Industrial and general office space	11,668 sq ft.	04/15/16
Deep River, Ontario	International	General office space	1,050 sq ft.	10/31/13
Englewood, Colorado	Government Group	Proposal center	4,389 sq ft.	02/01/18
Germantown, Maryland	Government Group	General office space	2,375 sq ft.	12/31/13
Idaho Falls, Idaho	Government Group	General office space	5,376 sq ft.	04/30/15
Knoxville, Tennessee	All	Data center space	60 sq ft.	3/17/15
Los Alamos, New Mexico	Government Group	General office space	7,951 sq ft.	03/01/15
Mclean, Virginia	Global Commercial	General office space	120 sq ft.	08/31/13
Mississauga, Ontario	International	General office space	3,229 sq ft.	07/31/16
Oak Ridge, Tennessee—Commerce Park	Government Group and Commercial Services	General office space	32,522 sq ft.	03/31/14
Oak Ridge, Tennessee—Portal 10	LP&D	Transload Arena	3 acres	08/02/14
Oak Ridge, Tennessee—Scarboro Road	Government Group	General office space	20,000 sq ft.	07/31/13
Richland, Washington—Hertz	Government Group	General office space	6,200 sq. ft.	09/30/13
Richland, Washington—Stevens Drive	Commercial Services	General office space	32,300 sq ft.	09/30/13
Richland, Washington—WSU	Government Group	Research and office space	13,000 sq ft.	06/30/13
Salt Lake City, Utah	All	Corporate offices	36,578 sq ft.	12/31/16
Salt Lake City, Utah—Gateway	All	Corporate offices	39,494 sq ft.	12/31/22
Swindon, United Kingdom	International	General office space	7,187 sq ft.	10/13/13
Tooele, Utah	LP&D	General office space	1,230 sq ft.	12/31/14
Washington, D.C.	Government Group and Commercial Services	General office space	5,035 sq ft.	09/30/17
West Jordan, Utah	All	Data center space	250 sq ft.	10/10/13
Zion, Illinois—Zion Station	Commercial Services	D&D operations	193 acres	08/31/20
Operating Rights
Barnwell, South Carolina	LP&D	Treatment and disposal facility	235 acres	04/05/75

Item 3.   Legal Proceedings

False Claim Act Proceeding

        On August 7, 2002, Roger Lemmon, Patrick Cole and Kyle Gunderson filed a "qui tam" complaint in the U.S. District Court for the District of Utah as "relators" on behalf of the U.S. government, against Envirocare (our predecessor), pursuant to the False Claims Act. The complaint alleges that Envirocare (a) violated various contractual and regulatory requirements related to waste disposal at the Clive, Utah facility; (b) failed to report the violations; and (c) falsely implied, in invoice documentation to the U.S. government, that Envirocare had complied with all applicable contractual and regulatory requirements. The complaint alleges that the U.S. government is entitled to recover substantial (but unspecified) damages, including treble damages. The U.S. government declined to pursue the case on its own behalf. The U.S. District Court for the District of Utah dismissed the complaint three times, each time with leave to amend the complaint. On August 4, 2010, the U.S. Tenth Circuit Court of Appeals reversed the third dismissal.

        On September 14, 2012, we and the plaintiffs in this matter reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which are subject to the approval of the U.S. government, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

City of Roseville Employees' Retirement System v. EnergySolutions, Inc., et al.

        On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees' Retirement System v. EnergySolutions, Inc., et al., Civil No. 09 CV 8633 ("City of Roseville Lawsuit") was filed in the U.S. District Court for the Southern District of New York. On October 12, 2009, a second complaint captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil No. 09 CV 8648 (together with the City of Roseville Lawsuit, the "Related Actions") was filed in the same court. On February 18, 2010, the court consolidated the Related Actions and appointed a lead plaintiff. On April 20, 2010, the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., certain of our current and prior directors, certain of our prior officers, the lead underwriters in our November 2007 initial public offering ("IPO") and July 2008 secondary offering (the "July 2008 Offering") and ENV Holdings, LLC, our former parent.

        On June 18, 2010, the defendants in the Related Actions filed a motion to dismiss the consolidated amended complaint. Rather than oppose the defendants' motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding on certain allegations in the consolidated amended complaint and adding certain new allegations. The plaintiffs bring claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act") against all defendants and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against all defendants except the underwriter defendants. The plaintiffs allege that the Company's registration statements and prospectuses and other public disclosures in connection with the IPO and July 2008 Offering contained misstatements and/or omissions of material fact. Specifically, the plaintiffs allege that the defendants made material misstatements and/or omissions relating to five categories of the Company's business: life of plant contracts, opportunities in the shut-down nuclear reactor market, the Zion Station project, the Company's rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities and global macroeconomic conditions. The plaintiffs seek to include all purchasers of our common stock from November 14, 2007 through October 14, 2008, as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 offering and such other relief as the court may find just and proper.

        On September 17, 2010, the defendants in the Related Actions filed a motion to dismiss the second consolidated amended complaint. The lead plaintiff filed an opposition to the defendants' motion to dismiss on November 2, 2010 and the defendants filed a reply memorandum of law in further support of defendants' motion to dismiss the second consolidated amended complaint on December 10, 2010. On June 16, 2011, the court heard oral argument on the motion to dismiss. On September 30, 2011, the court granted in part and denied in part the defendants' motion to dismiss the second consolidated amended complaint. Specifically, the court, among other things, dismissed all claims against all defendants relating to the alleged material misstatements and/or omissions relating to the state of the Zion Station project and the potential adverse effects of general macroeconomic conditions and dismissed certain other claims against certain defendants. Further, the court denied the defendants' motion to dismiss the claims related to the alleged material misstatements and/or omissions relating to life of plant contracts, opportunities in the shut-down nuclear reactor market and the Company's rule making petition to the NRC.

        On October 12, 2012, we and the plaintiffs in the Related Actions reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which is subject to customary court approvals, is not expected to have a material adverse effect on our financial position, results of operations or cash flows. The court signed an order preliminarily approving the settlement on December 3, 2012. A hearing for final approval of the settlement is scheduled for March 15, 2013.

Shareholder Derivative Actions

        On August 25, 2010, Sanjay Israni filed a shareholder derivative action in the U.S. District Court for the District of Utah alleging breach of fiduciary duty and related claims against EnergySolutions, Inc. as the nominal defendant and various of our current and prior directors and officers. The underlying facts alleged in the derivative complaint are substantively the same as those in the Related Actions. The defendants in this case filed a motion to dismiss on June 16, 2011. On July 20, 2011, the plaintiff filed a response to the motion to dismiss. On August 17, 2011, briefing on the motion by both parties was completed. To facilitate orderly management of all issues in all this and related litigation, the parties agreed to postpone hearings on the motion and the court has entered an order denying the motion without prejudice, permitting the motion to be renewed at any time.

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

        On October 12, 2012, we and the plaintiffs in the Related Actions reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying that proceeding. The agreement will also resolve the shareholder derivative actions filed by Messrs. Israni (which was voluntarily dismissed on October 9, 2012) and Fish. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which is subject to customary court approvals, is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Plaintiffs have requested that the court set a final hearing on the settlement for March 2013.

Pennington et al. v. ZionSolutions, LLC, et al.

        On July 14, 2011, four individuals, each of whom are electric utility customers of Commonwealth Edison Company, the former owner of the Zion Station ("Com Ed"), filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against ZionSolutions and Bank of New York Mellon, the trustee of the Zion Station decommissioning trust ("NDT") fund.

        The plaintiffs claim that payments from the NDT fund to ZionSolutions for decommissioning the Zion Station are in violation of Illinois state law, Illinois state law entitles the utility customers of Com Ed to payments (or credits) of a portion of the NDT fund and that Bank of New York Mellon was inappropriately appointed by ZionSolutions as trustee of the NDT fund. The plaintiffs seek to enjoin and recover payments from the NDT fund to ZionSolutions, that payments (or credits) of a portion of the NDT fund be made to utility customers of Com Ed, the appointment of a new trustee over the NDT fund, an accounting from Bank of New York Mellon of all assets and expenditures from the NDT fund and costs and attorneys fees. The plaintiffs also seek class action certification for their claims. On September 13, 2011, the defendants filed a motion to dismiss the plaintiffs' claims. The motion has been fully briefed and submitted to the court for a decision. No decision has been rendered by the court.

Litigation Relating to the Merger with Energy Capital Partners

        Following the Company's January 7, 2013 announcement that it had entered into a Merger Agreement providing for the acquisition of the Company by Parent, an entity formed by Energy Capital Partners, ten purported class action lawsuits were brought against us, the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub. Six lawsuits were filed in the Delaware Court of Chancery, captioned Printz v. Rogel, et al., C.A. No. 8302-VCG (Jan. 10, 2013); Bushansky v. EnergySolutions, Inc., et al., C.A. No. 8210 (Jan. 11, 2013); Danahare v. EnergySolutions, Inc., et al., C.A. No. 8219 (Jan. 15, 2013); Graham v. EnergySolutions, Inc., et al. (Jan. 15, 2013), and Lebron v. EnergySolutions, Inc., et al., C.A. No. 8223 (Jan. 15, 2013); Louisiana Municipal Police Employees' Retirement System v. EnergySolutions, Inc., et al., C.A. No. 8350 (Feb. 22, 2013), (the "Delaware actions"). On January 19, 2013, the Court of Chancery entered an order consolidating the Delaware actions as In re EnergySolutions, Inc. Shareholder Litigation, Consolidated C.A. No. 8203-VCG. On January 28, 2013, the Court of Chancery entered an Order of Class Certification and Case Management which, among other things, certified a non opt-out class of EnergySolutions stockholders consisting of all persons who held shares of stock of EnergySolutions (excluding defendants named in the Delaware actions and their immediate family members, any entity controlled by any of the defendants, and any successors in interest thereto) at any time during the period from and including January 7, 2013, through the date of consummation or termination of the Merger.

        On March 15, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, EnergySolutions, Inc., the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub entered into a memorandum of understanding with the plaintiffs in the Delaware actions providing for the settlement in principle of the claims brought by the plaintiffs in the Delaware actions. Pursuant to the memorandum of understanding, we included additional disclosures in our proxy statement requested by the plaintiffs in the Delaware actions. The parties to the Delaware actions are in the process of documenting the settlement and will present the settlement to the Delaware Court of Chancery for approval when that documentation is complete. In approving the settlement, the Delaware Court of Chancery may also require the Company to pay plaintiffs' attorney fees, the amount of which have not been determined.

        The other four lawsuits were filed in the Utah State District Court, Third Judicial District, Salt Lake County, and are titled Mohammed v. EnergySolutions, Inc., et al., No. 130400388 (Jan. 10, 2013);

Luck v. EnergySolutions, Inc., et al. No. 130900256 (Jan. 11, 2013); Braiker v. EnergySolutions, Inc., et al., No. 130900573 (Jan. 25, 2013); and Temmler v. EnergySolutions, Inc., et al., No. 130900684 (Jan 31, 2013), (the "Utah actions"). On February 1, 2013, the Company and certain defendants filed a Motion to Dismiss or Stay, or in the Alternative for Extension of Time to Respond to Complaint in the Luck action, seeking to dismiss or stay the action in deference to the Delaware actions.

        Collectively, the Delaware actions and Utah actions generally allege that the individual defendants breached their fiduciary duties in connection with the Merger because the merger consideration is unfair, that certain other terms in the Merger Agreement are unfair, and that certain individual defendants are financially interested in the Merger. Some of the actions further allege that Energy Capital Partners, Parent and Merger Sub aided and abetted these alleged breaches of fiduciary duty. Among other remedies, the lawsuits seek to enjoin the Merger, or in the event that an injunction is not awarded, unspecified money damages, costs and attorneys' fees. We believe that each of the Delaware actions and Utah actions is without merit, and we intend to vigorously defend against all claims asserted to the extent not yet resolved.

        We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions to the extent not yet resolved.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

        Our common stock began trading on the NYSE under the symbol "ES" on November 15, 2007. The following table sets forth the highest and lowest sales prices of our common stock as reported in the Consolidated Transactions Reporting System for each full quarterly period within the two most recent fiscal years:

	Highest	Lowest
2012
First Quarter	$5.43	$3.14
Second Quarter	$4.95	$1.43
Third Quarter	$2.98	$1.53
Fourth Quarter	$3.63	$2.45
2011
First Quarter	$7.23	$5.32
Second Quarter	$6.10	$4.53
Third Quarter	$5.29	$2.90
Fourth Quarter	$4.10	$2.76

        As of March 11, 2013, there were 85 record holders of our common stock. This does not include the number of persons who hold stock in nominee or "street name" accounts through brokers.

        We have not paid dividends since the third quarter of 2010. We determined that the capital previously allocated for the payment of common stock dividends would be better utilized for debt reduction and reinvesting in the business to support our internal growth and improve our ability to deliver financial results that will benefit all of our stockholders. Any future cash dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

        Dividend payments to shareholders, among other payments, are included under the definition of restricted payments in our senior secured credit facility. Our credit facility allows for restricted payments not to exceed $10.0 million during any period of four consecutive fiscal quarters and an additional basket for restricted payments not to exceed 30% of the cumulative available excess cash flow at any time, with such restricted payments permanently reducing the 30% basket.

Securities Authorized for Issuance under Equity Compensation Plans

        See Part III, Item 12 of this report for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement for our 2013 annual meeting of stockholders (the "2013 Proxy Statement"), which is incorporated herein by reference, unless provided in an amendment to this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Performance Graph

        The following graph compares the cumulative 5 year total return to shareholders of EnergySolutions, Inc.'s common stock with the cumulative total returns of the S&P Midcap 400 Index and the Dow Jones U.S. Heavy Construction Index and the S&P Smallcap 600 index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMMULATIVE TOTAL RETURN*
Among EnergySolutions, Inc., the S&P Midcap 400 Index, the S&P Smallcap 600 index, and the Dow Jones U.S. Heavy Construction Index

	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10
EnergySolutions, Inc.	100.00	85.08	82.98	37.18	21.13	32.49	34.67	34.85	32.18	24.48
S&P Midcap 400	100.00	91.15	96.10	85.66	63.77	58.25	69.17	82.99	87.61	95.57
S&P Smallcap 600	100.00	92.54	92.91	92.11	68.93	57.32	69.39	82.34	86.55	94.00
Dow Jones U.S. Heavy Construction	100.00	84.28	103.94	59.48	44.88	40.52	50.77	56.43	51.30	54.40

	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
EnergySolutions, Inc.	19.46	19.33	21.40	22.90	18.98	13.56	11.87	18.83	6.49	10.49	11.99
S&P Midcap 400	86.41	97.75	110.94	121.33	120.44	96.50	109.02	123.74	117.64	124.04	128.51
S&P Smallcap 600	85.79	94.05	109.32	117.75	117.56	94.24	110.43	123.67	119.24	125.67	128.46
Dow Jones U.S. Heavy Construction	48.21	53.35	65.87	73.64	65.58	46.67	54.30	61.95	53.08	61.55	65.94

*
$100 invested on November 15, 2007 in stock or October 31, 2007 in index, including the reinvestment of dividends. Fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following table presents selected financial data for our business as of the dates and for the periods indicated. The financial data as of and for the periods presented was derived from the audited consolidated financial statements of EnergySolutions, Inc. The financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from audited consolidated financial statements that are not included within this Annual Report on Form 10-K. The financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been derived from audited consolidated financial statements that are included within this Annual Report on Form 10-K. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K which includes a discussion of factors that materially affect the comparability of the information presented and in conjunction with consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands of dollars, except for per share data)
Statement of operations data:
Revenue	$1,807,505	$1,815,514	$1,752,042	$1,623,893	$1,791,631
Cost of revenue(1)	(1,645,487)	(1,640,966)	(1,548,080)	(1,408,232)	(1,544,438)
Asset retirement obligation cost estimate adjustments(1)(2)	8,708	(94,860)	(4,786)	—	—
Segment selling, general and administrative expenses(3)	(122,814)	(132,386)	(133,184)	(125,319)	(129,430)
Restructuring costs(3)(4)	(15,397)	—	—	—	—
Impairment of goodwill(5)	—	(174,000)	(35,000)	—	—
Equity in income of unconsolidated joint ventures	7,392	11,103	13,120	7,573	3,167
Income (loss) from operations(2)(4)(5)	39,907	(215,595)	44,112	97,915	120,930
Net income (loss) attributable to EnergySolutions(4)(5)(6)	3,982	(196,181)	(22,001)	50,832	45,181
Net income (loss) per share data:
Basic	$0.04	$(2.21)	$(0.25)	$0.58	$0.51
Diluted	0.04	(2.21)	(0.25)	0.57	0.51
Number of shares used in per share calculations (in thousands):
Basic	89,640	88,819	88,538	88,318	88,304
Diluted	89,640	88,819	88,538	88,436	88,311
Cash dividends declared per common share	$—	$—	$0.075	$0.10	$0.10
Other data:
Amortization of intangible assets(7)	$25,907	$26,032	$25,686	$25,271	$28,250
Capital expenditures(8)	20,345	23,734	17,034	24,389	26,629
Balance sheet data:
Working capital(9)	$149,755	$144,227	$153,615	$120,238	$92,550
Cash and cash equivalents	134,191	77,213	60,192	15,913	48,448
Total assets	2,655,462	3,015,933	3,425,499	1,511,175	1,550,712
Total debt(10)	815,169	812,734	840,160	524,111	566,757

(1)
Together, cost of revenue and ARO cost adjustments represent total cost of revenue as reported in the accompanying consolidated statements of operations and comprehensive income (loss).

(2)
Includes asset retirement obligation ("ARO") cost estimate adjustments for the Zion Station project, for which no corresponding revenue was recognized during those years. For further discussion see Note 11, "Facility and Equipment Decontamination and Decommissioning," to our "Consolidated Financial Statements" included under Item 15 of this annual report.

(3)
Together, segment selling, general and administrative expenses ("SG&A") and restructuring costs represent total SG&A as reported in the accompanying consolidated statements of operations and comprehensive income (loss).

(4)
Includes restructuring costs such as employee termination benefits, asset write downs and facility closing costs incurred to reduce our future operating costs and improve profitability within the U.S. operations during the year ended December 31, 2012

(5)
For the year ended December 31, 2011 we recorded a $174.0 million non-cash goodwill impairment charge of which $35.0 million is related to our Government Group and $139.0 million is related to our LP&D division. For the year ended December 31, 2010, we recorded a $35.0 million non-cash goodwill impairment charge attributable to our Government Group.

(6)
Includes a $2.4 million donation of an engineering research facility to Washington State University and a $5.0 million legal accrual related to pending settlements on certain legal matters both recorded during the year ended December 31, 2012.

(7)
Represents the non-cash amortization of intangible assets such as permits, technology, and customer relationships and non-compete agreements acquired through our business acquisitions during 2005, 2006 and 2007. Portions of this non-cash amortization expense are included in both cost of revenue and selling, general and administrative expenses.

(8)
For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures," included under Item 7 of this annual report.

(9)
Consists of current assets, less current liabilities.

(10)
Includes approximately $310.6 million, $310.3 million and $310.3 million, as of December 31, 2012, 2011 and 2010, respectively, of borrowings under the senior secured credit facility held in a restricted cash account as collateral for the Company's reimbursement obligations with respect to letters of credit. For further discussion see Note 9, "Long-Term Debt" to our "Consolidated Financial Statements" included under Item 15 of this annual report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion and analysis of the financial condition and results of our operations should be read together with the consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, that are based on current expectations and related to future events and our future financial performance and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors."

Overview

        We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, operation of nuclear reactors, logistics, transportation, processing and LLRW disposal. We derive almost 100% of our revenue from the provision of nuclear services.

        We provide our services through two customer groups: the Government Group and the Global Commercial Group. Within the Global Commercial Group, we provide services through three operating business divisions: Commercial Services, Logistics, Processing and Disposal ("LP&D") and International. Our Government Group provides services to United States ("U.S.") government customers for the management and operation ("M&O"), and/or clean-up of facilities with radioactive materials. Our Government Group customers are individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and the U.S. Department of Defense ("DOD"). Our Commercial Services operations provide a broad range of on-site services, including D&D services and comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials as well as state agencies in the U.S. Our LP&D operations provide a broad range of logistics, transportation, processing and disposal services to both government and commercial customers. Our LP&D division also operates our facilities for the processing and disposal of radioactive materials, including our facility in Clive, Utah, four facilities in Tennessee and two facilities in Barnwell, South Carolina. Our International division derives revenue primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International division also provides turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

        During the fourth quarter of 2012, we announced a restructuring of our company, including a reduction in force. This restructuring was the first step on the path to achieve our strategic objectives to reduce the costs of delivering our products and services, to strengthen our balance sheet and to grow our business. This restructuring is estimated to reduce our annual costs by approximately $35.0 million. We will reinvest part of the cost savings from this restructuring into strengthening our existing businesses as well as pursuing new growth opportunities. Greater efficiency is also expected to lead to greater cash flow and further reductions in our total debt.

        On January 7, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation ("Parent"), and Rockwell Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of Energy Capital Partners II, LP and its parallel funds (together with its affiliates, "Energy Capital Partners"), a leading private equity firm focused on investing in North America's energy infrastructure. Pursuant to the Merger Agreement, the Merger Sub will merge with and into the Company (the "Merger") and we will become a wholly-owned subsidiary of Parent. The Merger will only be able to be consummated after our stockholders have adopted the Merger Agreement at a meeting of stockholders and following the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. Upon consummation of the Merger, each outstanding share of the common stock other than shares of common stock held in the treasury of the Company or owned by Parent, any affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to $3.75, without interest and subject to any required withholding of taxes.

        The obligation of Parent and Merger Sub to consummate the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) the adoption of the Merger Agreement and approval of the transactions contemplated thereby by stockholders of the Company owning at least a majority of outstanding shares of the Company's common stock, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (iii) a notification from the Committee on Foreign Investment in the United States ("CFIUS") that it has determined not to investigate the transactions contemplated in the Merger Agreement, but only if the Company and Parent have elected to make a filing to CFIUS, (iv) the absence of any law or order preventing the consummation of the Merger, (v) the obtaining of certain regulatory approvals, including approval from the NRC and consent from the NDA, (vi) subject to certain exceptions, the accuracy of the Company's representations and warranties, (vii) the Company's compliance in all material respect with its obligations under the Merger Agreement and (viii) the absence of a material adverse effect on the Company.

        The early termination of the waiting period under the HSR Act was granted and became effective on February 1, 2013. The Company submitted the formal consent application to the NDA on January 21, 2013. The NDA, in a letter dated January 24, 2013, gave its consent to the change in control of EnergySolutions EU Limited in satisfaction of this aspect of the Merger Agreement. Also, the Company and Parent determined not to make a filing with CFIUS pursuant to the Defense Protection Act of 1950, based on their belief that no such filing is necessary with respect to the transactions contemplated by the Merger Agreement. The Company has submitted all required notices or applications requesting consent to the indirect transfer of control of the Company's NRC and State radiological licenses and permits from the NRC and the States of Connecticut, Ohio, South Carolina, Tennessee and Utah. The States of Ohio, South Carolina and Tennessee have issued all required consents regarding the several licenses from these states held by the Company. A required Notice has been provided to the State of Connecticut, and no further action is required by the State of Connecticut. However, further consents are still required from the NRC and the State of Utah.

        Following satisfaction or waiver of all the Merger Agreement's closing conditions, we expect to close the Merger during the second or third quarter of 2013. Following completion of the transaction, our common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, we would no longer file periodic reports with the SEC, on account of our common stock, but we may be subject to certain continued reporting requirements with respect to our 10.75% Senior Notes due 2018. The Company will become a privately owned company and our stock will no longer trade on the NYSE.

        In connection with the entry into the Merger Agreement, on February 15, 2013, we entered into Amendment No. 2 to the senior secured credit facility and Consent and Waiver (the "Loan

Amendment"), with the lenders party thereto and JP Morgan Chase Bank, N.A., as the administrative and collateral agent. The Loan Amendment contains the following terms and conditions:

  1)
  that the lenders and the administrative agent consent to i) the consummation of the Merger; ii) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility, iii) a consent to any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iv) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions; and v) 1% prepayment premium if any senior secured term loans are refinanced prior to the date that is one year following the execution date of the Loan Amendment;

  2)
  that the definition of change of control and reporting requirements under the senior secured credit facility be amended;

  3)
  that upon the closing of the Merger, that the applicable margin for our senior secured term loan made pursuant to the senior secured credit facility be increased;

  4)
  that we will pay a consent fee to each lender that has entered into the Loan Amendment equal to (i) 0.5% of the sum of the outstanding term loans and revolving commitments of such lender on the execution date of the Loan Amendment and (ii) 0.5% of the sum of the outstanding term loans and revolving commitments of such lender on the closing date of the merger;

  5)
  that we reimburse the administrative agent for fees, charges and disbursements of counsel in connection with preparation of the Loan Amendment;

  6)
  that no later than 150 days after the closing of the Merger, that we reduce our debt with respect to our senior secured term loans under the amended senior secured credit facility and our 10.75% Senior Notes due 2018, after giving effect to the Merger, to $675 million or less; and

  7)
  that the Loan Amendment would take effect upon the consummation of the Merger.

        If the Merger Agreement is terminated, then pursuant to the Reimbursement Agreement we entered into with Parent and Merger Sub on February 15, 2013 in connection with the Loan Amendment, Parent will reimburse the Company for (i) certain fees, costs, expenses or disbursements, if and to the extent paid by or on behalf of the Company, payable in connection with the Loan Amendment and (ii) certain fees, costs, expenses or disbursements, if and to the extent paid by or on behalf of the Company, that would otherwise be payable by Parent under the Fee Letter dated January 7, 2013, by and between Morgan Stanley Senior Funding, Inc. and Parent, subject to offset in certain circumstances.

        The foregoing projections, expectations and estimates, together with all other forward-looking statements regarding the project, are based upon current assumptions and are subject to various risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

        Our results of operations for year ended December 31, 2012 included a favorable asset retirement obligation ("ARO") cost estimate adjustment of $8.7 million for the Zion Station project and a $15.4 million non-recurring restructuring charges related to the reorganization of our operations in the U.S.

        Our results of operations for the year ended December 31, 2011 include an ARO charge of $94.9 million related to the Zion SACU, a $174.0 million non-cash charge for the impairment of goodwill and a $29.5 million non-cash charge for a valuation allowance recorded against certain of our deferred tax assets. Excluding these charges, income from operations in 2011 would have been $53.3 million, net income would have been $104.8 million and diluted net income attributable to EnergySolutions per share would have been $1.18.

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

        During the year ended December 31, 2011, as a result of the goodwill impairment charge and ARO cost estimate adjustment related to the Zion Station project, we recorded a valuation allowance against certain U.S. deferred tax assets. We provide valuation allowances against potential future benefits when, in the opinion of management, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. A significant piece of evidence considered was our cumulative pre-tax loss position. While we were profitable during the year ended December 31, 2012, the profit was not significant enough to eliminate the three-year cumulative pre-tax loss position. An additional factor is that, while the year ended December 31, 2012 reflected consolidated profits, we had a pre-tax book loss in the U.S. that perpetuated the three-year cumulative pre-tax loss position for the U.S. As a result of this position, as well as uncertainties related to our assessment of future taxable income in various jurisdictions, we determined that it is necessary to maintain the valuation allowance against U.S. deferred tax assets and certain U.K. deferred tax assets. A decrease in valuation allowance of $0.1 million was recorded that includes an increase against foreign deferred tax assets of $1.3 million and a reduction against U.S. deferred tax assets of $1.4 million resulting from the current year change in net deferred tax assets.

        Also during 2012, the Company determined that it had a need to repatriate cash from certain foreign jurisdictions. Consequently, the Company changed its prior assertion regarding permanent reinvestment of foreign earnings for the related foreign entities. There was a dividend paid from U.K. operations to the U.S. of approximately $31.6 million and the Company will begin recording deferred taxes related to all future foreign income or loss for these entities.

Components of Revenue and Expenses

Revenue and Cost of Revenue

Government Group

        We generate revenue in our Government Group primarily from M&O and clean-up services on DOE and DOD sites that have radioactive materials. Under Tier 1 contracts, we typically provide services as an integrated member of a prime contract team. Under Tier 2 subcontracts, we provide services to Tier 1 contractors on a subcontracted basis. Tier 1 contracts often include an award fee in excess of incurred costs and may also include an incentive fee for meeting contractual targets, milestones, or performance factors.

        Historically, the majority of our Government Group revenue has been generated from either Tier 1 cost-reimbursable contracts with award (typically based on a percentage of cost) or incentive (typically success-based) fees, or Tier 2 subcontracts that are cost-reimbursable, fixed-price, unit-rate and time and material contracts. When we have provided services as an integrated member of a Tier 1 prime contract team, we have typically entered into contracts with the other members of the team in which we share the award or incentive fees under the customer contract. The revenue characteristics of these contracts are as follows:

  •
  Tier 1 Contract, Acting as Lead Prime Contractor.  In situations where we act as lead prime contractor in a fee-sharing arrangement, we submit invoices to the customer for recovery of costs incurred in providing project services and we also submit to the customer the cost-recovery invoices of the other team members that have been submitted to us. Depending on the nature of the contract, we typically recognize as revenue the entire amount of our fee and cost reimbursement as lead prime contractor and record an expense for the portion of the fee and cost reimbursement that we pay to the other team members in proportion to their respective percentages of the fee-sharing arrangement and costs. As a result, when we act as lead prime contractor, we recognize higher revenue and may realize higher gross profits but lower gross margins than when we do not act as lead prime contractor.

  •
  Tier 1 Contract, Not Acting as Lead Prime Contractor.  In situations where we do not act as lead prime contractor, we submit invoices to the lead prime contractor for recovery of costs incurred in providing project services, including allocated selling, general and administrative expenses, as allowed by the customer and we may receive a portion of the fee in direct proportion to our percentage of a fee sharing arrangement. We include in revenue the amount to be received as reimbursement for costs incurred plus the portion of the fee that we will receive. The majority of our Tier 1 contracts have historically fallen into this category.

  •
  Tier 2 Subcontract.  Tier 2 subcontracts are typically discrete, project-driven transactions procured by Tier 1 contractors. The majority of Tier 2 subcontracts are fixed-price or cost-reimbursable contracts. We generally do not participate in fee-share arrangements as a Tier 2 subcontractor.

        Revenue in our Government Group can fluctuate significantly from period to period because of differences in the timing and size of contract awards in any given period, whether or not we are required to consolidate an entity under a joint venture agreement and reflect its revenue within our financial statements, the completion or expiration of large contracts and delays in congressional appropriations for contracts we have been awarded.

        We typically generate revenue in our Government Group pursuant to long-term contracts. The process of bidding for government contracts is extremely competitive and time-consuming. Discussions relating to a potential government contract often begin one or two years before release of an RFP. An additional year or two years may pass between the government's announcement of an RFP and its award of a contract and an additional several months may pass before we begin to recognize revenue in connection with contracts we are awarded.

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

Commercial Services Operations

        We generate revenue in our Commercial Services division through fixed-price, unit-rate and cost-reimbursable contracts with power and utility companies that operate nuclear power plants and, to a lesser extent, with pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities that have nuclear-related operations.

        Revenue in our Commercial Services division can fluctuate significantly from period to period because of differences in customer requirements, which depend upon the operating schedules of nuclear reactors, emergency response operations and other clean-up events. The operating schedules of nuclear reactors are affected by, among other things, seasonality in the demand for electricity and reactor refueling and maintenance schedules. Power and utility companies typically schedule refueling and maintenance to coincide with periods of reduced power demand periods in the spring and fall.

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

        Cost of revenue in our Commercial Services division consists primarily of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects and travel expenses. Cost of revenue also includes the accretion expense related to our Zion ARO, Zion ARO settlement gains or losses as work is performed on the Zion Station decommissioning project and any changes in cost estimates related to the Zion ARO.

LP&D Operations

        We generate revenue in our LP&D division primarily through unit-rate contracts for the transportation, processing and disposal of radioactive materials. In general, the unit-rate contracts entered into by our LP&D division use a standardized set of purchase order-type contracts containing standard pricing and other terms. By using standardized contracts, we are able to expedite individual project contract negotiations with our customers through means other than formal bidding processes. For example, our life-of-plant contracts provide nuclear power and utility company customers with Class A LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services after those plants are shut down. These contracts generally provide that we will process and dispose of substantially all of the Class A LLRW and MLLW generated by those plants for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed and often include periodic price adjustments. Although life-of-plant contracts may be terminated before decommissioning work is complete, we typically expect the duration of these contracts to be in excess of ten years.

        Revenue in our LP&D division can fluctuate significantly depending on the timing of our customers' decommissioning activities. We can receive high volumes of radioactive materials in a relatively short time period when a customer's site or facility is being decommissioned.

        Cost of revenue in our LP&D division consists primarily of compensation and benefit expenses of employees, outsourcing costs for subcontractor services, such as rail transportation of radioactive materials from a customer's site to one of our facilities for processing and disposal, costs of goods purchased for use in our facilities, licenses, permits, taxes on processed radioactive materials, maintenance of facilities, equipment costs and depreciation costs. Most of our fixed assets are in our LP&D division and we recognize the majority of our depreciation costs in this division.

International Operations

        We generate revenue in our International division primarily through Tier 1 contracts with the NDA. As a Tier 1 contractor, we are reimbursed for allowable incurred costs. In addition, we receive a range of cost efficiency fees (a percentage of budgeted costs minus actual costs for work performed) and project delivery-based incentive fees. We typically recognize as revenue the full amount of reimbursed allowable costs incurred plus the amount of fees earned and we record as expense the amount of our operating costs incurred, including all labor, benefits, travel expenses and the costs of our subcontractors.

        We recognize fees as revenue only when the amount to be received is fixed or determinable. Our contracts with the NDA allow for a portion of the fees we receive to be paid monthly on account during the year. The total amount paid on account at the year-end cannot exceed a combined 60% of the total base incentive fee available and 80% of the efficiency fee earned. For the first six months of the contract year, which ends on March 31, we receive monthly account payments of fees equivalent to 5% of the total available fees for the contract year, although the monthly amount of the base incentive fee may be increased to reflect actual fees earned in the period if mutually agreed. The contract requires a joint performance review with the NDA at the end of the sixth month and ninth month periods of the contract year. The purpose of the review is to establish a forecast of fees expected to be earned in the year, against which future scheduled monthly fee payments are assessed and potentially adjusted, to ensure that the total fees paid on account by the end of the contract year will not exceed the contractual limits. In July, following the end of the contract year, we expect to finalize any earned but unpaid incentive and efficiency fees due from the NDA and to receive a corresponding final fee payment.

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

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses include expenses that are not directly associated with performing nuclear services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, expenses associated with preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development and administrative overhead.

        We segregate our SG&A expenses into two categories for reporting purposes. Group SG&A expenses reflect costs specifically associated with each of our business groups, such as costs for segment leadership compensation and expenses, specific business development activities and other costs associated with a specific segment. Corporate SG&A expenses reflect costs associated with supporting the entire Company including executive management and administrative functions such as accounting, treasury, legal, human resources and information technology and other costs required to support the Company's operations.

Interest Expense

        Interest expense includes both cash and accrued interest expense, the amortization of deferred financing costs, debt commitment fees, debt discounts and interest paid on outstanding letters of credit.

Other Income, Net

        Other income, (expense) net includes realized and unrealized gains and losses from investments classified as trading securities, interest income, mark-to-market gains and losses on our derivative contracts and transactional foreign currency gains and losses. It also includes non-operating or infrequent charges triggered by unusual events.

Outlook

        We expect the following factors to affect our results of operations in future periods. In addition to these factors, please refer to the factors described in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K for additional information on what could cause our actual results to differ from our expectations.

  •
  Revenue may be impacted by foreign currency fluctuations.  During the year ended December 31, 2012, revenue from our International segment was 68.5% of our total consolidated revenue. Most of the revenue in our International segment is derived from contracts with the NDA in the U.K., which are denominated in pound sterling. Over the past three months, the pound sterling has held its value at an average exchange rate of 1.606.

  •
  Equity-based compensation expense.  We account for equity-based compensation payments, including grants to employees, based on the fair values of the equity instruments issued. As of December 31, 2012, we had outstanding options to purchase an aggregate of 2.5 million shares of common stock, of which 1.1 million were unvested, and we had 1.3 million unvested restricted shares of our common stock outstanding. We recognized compensation expense of $4.1 million, $10.0 million and $10.3 million, in 2012, 2011 and 2010, respectively, and expect to record compensation expense of $4.8 million in 2013 as a result of these outstanding unvested options and unvested restricted shares.

  •
  Phantom stock compensation expense.  We recorded compensation expense related to our phantom stock grants of $3.0 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had approximately $9.1 million of unrecognized compensation expense related to outstanding phantom stock awards which will be recognized over a weighted average period of 1.9 years. Phantom stock provides a cash or stock bonus based on the value of a stated number of shares to be paid out at the end of a specified period of time. The value of the phantom shares is dependent on the stock price on the vesting date; therefore, a market condition exists. The value of phantom stock awards to be paid in cash are treated as liability awards. Therefore, those phantom stock awards are revalued at each reporting period.

  •
  Capital expenditures.  We had capital expenditures of approximately $20.3 million in 2012 related primarily to the purchase of transportation equipment and rail containers for our operations at our disposal facilities. We had capital expenditures of $23.7 million and $17.0 million in 2011 and 2010, respectively. We anticipate that capital expenditures in 2013 will range from approximately $20.0 million to $30.0 million related mostly to purchases of equipment and property improvements at our facilities.

  •
  Amortization costs related to intangible assets.  We expect non-cash amortization costs to remain constant in 2013, provided we do not acquire any significant businesses or intangible assets and foreign exchange rates remain constant. We incurred approximately $25.9 million of non-cash amortization expense in 2012 and $26.0 million of non-cash amortization expense in 2011, related primarily to the intangible assets acquired in 2005, 2006 and 2007. We expect to incur $25.8 million of non-cash amortization expense in 2013.

  •
  Interest Expense.  Borrowings under the senior secured credit facility bear interest at a rate equal to adjusted LIBOR plus 4.50% (with a LIBOR floor of 1.75%), or ABR plus 3.50%. Based on our outlook for interest rates and our expectations regarding LIBOR fluctuations, we expect our interest expense associated with our senior secured credit facility to increase less than 1% during 2013 from our interest expense of $33.6 million in 2012. Borrowings under our senior notes bear interest at a 10.75% fixed rate. We incurred approximately $32.3 million of interest expense related to our senior notes in 2012 and we expect to incur approximately the same amount during 2013. Non-cash amortization expense of deferred financing costs and debt discounts was $5.0 million in 2012 and we anticipate acceleration in the amortization of these costs during 2013 as a result of debt principal payments. We expect to incur approximately $10.0 million of additional debt financing costs and commitment fees during 2013 in connection with amendments to our senior secured credit facility.

  •
  Income taxes.  Our effective tax rate in 2012 was 81.9% resulting from tax expense for certain entities in the U.K. and taxes on the Zion nuclear decommissioning trust ("NDT") fund earnings with no offsetting benefit for losses in the U.S. and certain other entities in the U.K. due to the valuation allowance positions. The amount of income tax expense was reduced by lower tax rates in foreign jurisdictions, a lower statutory rate at the NDT fund level, and research and development credits in the U.K. These reductions were offset by NDT fund realized earnings that were taxed at both the corporate and trust levels. During 2012, we recorded a net decrease in the valuation allowance resulting from an increase against certain foreign deferred tax assets and a decrease against U.S. deferred tax assets. No benefit for a 2012 research and development credit in the U.S. has been included due to the expiration of the statute. That statute has since been reinstated retroactively and the benefit for the 2012 and 2013 credits will be included in the first quarter of 2013. We anticipate our effective tax rate for 2013, exclusive of any unusual items, will be approximately 33% to 40%.

Results of Operations

        The following is a summary of our results of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Government Group	$163,381	$242,418	$343,063
Global Commercial Group
Commercial Services	182,505	200,670	121,112
LP&D	222,802	247,084	267,372
International	1,238,817	1,125,342	1,020,495

Total revenue	1,807,505	1,815,514	1,752,042
Cost of revenue:
Government Group	(145,463)	(217,229)	(311,021)
Global Commercial Group
Commercial Services(1)	(156,631)	(279,632)	(113,406)
LP&D	(163,992)	(171,115)	(168,976)
International	(1,170,693)	(1,067,850)	(959,463)

Total cost of revenue	(1,636,779)	(1,735,826)	(1,552,866)
Gross profit:
Government Group	17,918	25,189	32,042
Global Commercial Group
Commercial Services(1)	25,874	(78,962)	7,706
LP&D	58,810	75,969	98,396
International	68,124	57,492	61,032

Total gross profit	170,726	79,688	199,176
Segment selling, general and administrative expenses:
Government Group	(11,498)	(13,950)	(16,951)
Global Commercial Group	(43,663)	(49,667)	(39,418)

Total segment selling, general and administrative expenses(2)	(55,161)	(63,617)	(56,369)
Segment operating income:
Government Group	6,420	11,239	15,091
Global Commercial Group	109,145	4,832	127,716

Total segment operating income	115,565	16,071	142,807
Corporate selling, general and administrative expenses(2)	(83,050)	(68,769)	(76,815)
Impairment of goodwill(3)	—	(174,000)	(35,000)
Equity in income of unconsolidated joint ventures(4)	7,392	11,103	13,120

Total income (loss) from operations	39,907	(215,595)	44,112
Interest expense	(71,211)	(73,414)	(71,487)
Other income (expenses), net	53,192	58,215	36,659

Income (loss) before income taxes and noncontrolling interests	21,888	(230,794)	9,284
Income tax benefit (expense)	(17,959)	37,145	(29,204)

Net income (loss)	3,929	(193,649)	(19,920)
Less: Net income (loss) attributable to noncontrolling interests	53	(2,532)	(2,081)

Net income (loss) attributable to EnergySolutions	$3,982	$(196,181)	$(22,001)

(1)
For the years ended December 31, 2012, 2011 and 2010, we recorded an ARO cost estimate benefit of $8.7 million, and ARO cost estimate charges of $94.9 million and $4.8 million, respectively, associated to our Zion Station project.

(2)
Together, group and corporate SG&A expenses represent the Company's total SG&A expenses as reported in the accompanying consolidated statements of operations and comprehensive income (loss). As such, both amounts are needed to compute total consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010.

(3)
For the year ended December 31, 2011 we recorded a $174.0 million non-cash goodwill impairment charge of which $35.0 million is related to our Government Group and $139.0 million is related to our LP&D division. For the year ended December 31, 2010, we recorded a $35.0 million non-cash goodwill impairment charge attributable to our Government Group.

(4)
For the year ended December 31, 2012 we recorded $7.4 million of income from our unconsolidated joint ventures of which $7.7 million income is attributable to the Government Group and a $0.3 million loss is attributable to our LP&D division. For the year ended December 31, 2011 we recorded $11.1 million of income from our unconsolidated joint ventures of which $11.3 million income is attributable to the Government Group and a $0.2 million loss is attributable to our LP&D division.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Government Group

        Revenue and cost of revenue in our Government Group decreased $79.0 million and $71.8 million, respectively, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily as a result of the completion of certain large contracts with the DOE, decreased ARRA funding during 2012 and the reversal of $5.6 million incentive fee recorded in March 2012 related to the Salt Waste project. As a result, gross profit decreased by $7.2 million while gross margin increased to 11.0% for the year, compared to 10.4% for the prior year. The increase in gross margin was due primarily to the commencement of new, more profitable projects during 2012.

        Revenue and cost of revenue related to our engineered systems and technology products division increased $15.9 million and $10.5 million, respectively, for the year compared to the prior year, due primarily to increased testing activities on a large scale mixing contract awarded in August 2011 as well as continued high level waste gas development testing for the Washington State Office of River Protection. As a result, gross profit increased $5.4 million for the year compared to the prior year.

        Revenue and cost of revenue from our subsidiary EnergySolutions Performance Strategies, decreased $5.9 million and $7.8 million, respectively, for the year compared to the prior year due primarily to completion of the remediation activities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio during March 2011. As a result, gross profit increased $1.9 million for the year compared to the prior year.

        Revenue and cost of revenue from activities performed on our Navy related projects increased $3.1 million and $2.1 million, respectively, for the year compared to the prior year, due primarily to the award of the Newport News shipyard decommissioning contract during 2012. As a result, gross profit increased $1.0 million for the year compared to the prior year.

        Revenue and cost of revenue from our Isotek Systems subsidiary decreased $2.6 million and $3.6 million for the year compared to the prior year, due to the completion of heavy engineering design activity work during the first quarter of 2011. Gross profit increased $1.0 million for the year compared to the prior year due primarily to higher fees recognized for the year as a result of timing of fee recognition, higher fee rates and cost reduction efforts.

        Revenue and cost of revenue from our Salt Waste Processing Facility contract decreased $9.7 million and $0.7 million, respectively, for the year compared to the prior year, due primarily to a $5.6 million reversal of incentive fee recorded in March 2012 resulting from expected costs to complete the contract exceeding the original total budgeted costs. As a result, gross profit decreased $9.0 million for the year compared to the prior year. The prime subcontractor on our Salt waste project, located at the Savannah River site, has informed the DOE of an estimated cost increase on the construction phase. The change in the budgeted project costs also reduced the potential incentive fee pool, which resulted in a corresponding reduction in the amount of incentive fee we had previously recognized. Such fee had been based on previously estimated costs and the estimated progress to date on the construction phase.

        Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $50.4 million and $45.6 million, respectively, for the year compared to the prior year due to the completion of the contract during April 2012. As a result, gross profit decreased $4.8 million for the year compared to the prior year.

        Revenue and cost of revenue related to our UCOR liquids and gases staff augmentation project decreased $9.0 million and $7.7 million, respectively, for the year compared to the prior year due to the completion of the contract during the second quarter of 2012. As a result, gross profit decreased $1.3 million for the year compared to the prior year.

        Revenue and cost of revenue from our Uranium Disposition Services, LLC joint venture decreased $23.7 million and $22.9 million, respectively, for the year compared to the prior year, due to the completion of the hot functional test phase in the first quarter of 2011. As a result, gross profit decreased $0.8 million for the year compared to the prior year.

        Revenue and cost of revenue from supporting activities performed on the East Tennessee Technology Park closure plan increased $8.1 million and $8.3 million, respectively, for the year compared to the prior year, due primarily to commencement of on-site D&D activities during September 2011 which continued through all of 2012. As a result, gross profit decreased $0.2 million for the year compared to the prior year.

Global Commercial Group

Commercial Services Operations

        Revenue and cost of revenue from our Commercial Services operations decreased $18.2 million and $123.0 million, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to lower revenues and project costs incurred during 2012 related to our decommissioning work at the Zion Station nuclear power plant and the $94.9 million cost adjustment recognized in 2011 related to the SACU review for that project, for which no corresponding revenue was recognized during 2011. As a result, gross profit increased $104.8 million for the year compared to the prior year, and gross margin increased to 14.2% compared to a negative 39.4% for the prior year. During 2012, the Global Commercial Group reduced its work force by approximately 150 employees which is expected to generate future costs savings.

        Revenue and cost of revenue related to the decommissioning of the Zion Station decreased $15.3 million and $117.7 million, respectively, for the year compared to the prior year primarily due to a delay in spending, lower subcontractor costs and lower accretion expense. The decrease in cost of revenue also included an $8.7 million favorable ARO cost estimate adjustment resulting from changes in the timing of some activities as well as a change in the cost escalation factor compared to a $94.9 million unfavorable ARO cost estimate adjustment recorded during the prior year. Gross profit for the Zion Station project increased $102.4 million in 2012 compared to the prior year. Excluding the effects of ARO cost estimate adjustments in 2011 and 2012, gross profit for the Zion Station project decreased $1.4 million for the year compared to the prior year due to the lower revenue. Work during the period focused on spent fuel activities, including equipment procurement and ISFSI Construction, as well as D&D activities, including reactor vessel internals segmentation, asbestos removal and disposal and various other D&D tasks.

        Revenue and cost of revenue from our Technology Products division increased $2.8 million and $1.5 million, respectively, for the year compared to the prior year, primarily from increased demand for liners and engineered liquid waste processing equipment during the year. As a result, gross profit increased $1.3 million for the year compared to the prior year.

        Revenue and cost of revenue from our Project Services Delivery division decreased $5.4 million and $6.4 million, respectively, for the year compared to the prior year due primarily to the completion of work at Pearl Harbor and at GE's Hitachi's global nuclear fuel plant in Wilmington, North Carolina, during the fourth quarter of 2011. As a result, gross profit increased $1.0 million for the year compared to the prior year.

LP&D Operations

        Revenue and cost of revenue from our LP&D operations decreased $24.3 million and $7.1 million, respectively, for the year ended December 31, 2012, compared to the year ended December 31, 2011, due primarily to lower waste disposal volumes processed at our Clive, Utah, facility offset by increased waste processing activities and increased transportation services. As a result, gross profit decreased by $17.2 million and gross margin decreased to 26.4% for the year, compared to 30.8% for the prior year. During 2012, the LP&D division reduced its work force by approximately 120 employees which is expected to generate future costs savings.

        Revenue and cost of revenue from our processing facilities increased $8.1 million and $2.7 million, respectively, for the year compared to the prior year, due primarily to increased fabrication of fuel pool inserts, increased fuel pool waste processing activities and the recognition of fees related to processing of materials on a large scale contract. As a result, gross profit increased $5.4 million for the year compared to the prior year.

        Revenue and cost of revenue related to our logistics operations increased $4.1 million and $3.0 million, respectively, for the year compared to the prior year, due to higher utility shipments, increased cask rental and delivery as well as lower labor support, container cost and facility maintenance. As a result, gross profit increased $1.1 million for the year compared to the prior year.

        Revenue and cost of revenue related to our disposal facilities decreased $36.5 million and $12.7 million, respectively, for the year compared to the prior year primarily due to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding during 2012 and decreased decommissioning activities during the year. As a result, gross profit decreased $23.8 million for the year compared to the prior year.

International Operations

        Revenue and cost of revenue from our International operations increased $113.5 million and $102.8 million, respectively, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to increased reimbursable contract cost base on our Magnox contract and fees earned on our China, Japan and Korea contracts. As a result, gross profit increased $10.7 million and gross margin increased to 5.5% for the year ended December 31, 2012 from 5.1% for the year ended December 31, 2011.

        Revenue and cost of revenue from our operations in Asia increased $70.5 million and $59.1 million, respectively, for the year compared to the prior year, due to increased progress related to fabrication and installation activities at the Yangjiang and Haiyang, China nuclear reactor sites and to the completion of design activities for the clean-up operations in Fukushima, Japan as well as the provision of media filters, containers and support in Japan. As a result, gross profit increased $11.4 million for the year compared to the prior year.

        Revenue and cost of revenue from our operations at the Magnox sites in the U.K. increased $38.4 million and $39.9 million, respectively, for the year compared to the prior year, due primarily to a contribution received from the NDA to fund a deficit of the Magnox pension plan, as well as better than expected progress during 2012. Revenue was negatively impacted by $12.5 million while cost of revenue was positively impacted by $12.1 million as a result of fluctuations in pound sterling exchange rates period over period. As a result, gross profit decreased $1.5 million for the year compared to the prior year.

        Revenue and cost of revenue from our operations in Canada increased $4.5 million and $3.6 million, respectively, for the year compared to the prior year, primarily due to increased shipments of waste for processing and higher demand for waste storage services. As a result, gross profit increased $0.9 million for the year compared to the prior year.

Group selling, general and administrative expenses

        Group SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, expenses associated with preparing contract bids, office expenses, advisory fees, professional fees and strategic growth initiatives such as research and development and for administrative overhead. Group SG&A expenses decreased $8.4 million, or 13.2%, from $63.6 million for the year ended December 31, 2012 compared to the prior year, due primarily to lower incentive compensation expense and our ongoing effort to reduce SG&A expenses including reductions in overall workforce.

Corporate selling, general and administrative expenses

        Corporate SG&A expenses reflect costs associated with supporting the entire Company, including executive management and administrative functions such as accounting, treasury, legal, human resources and information technology, as well as other costs required to support the Company. Corporate SG&A expenses increased $14.3 million, or 20.8%, to $83.1 million for the year ended December 31, 2012 from $68.8 million for the year ended December 31, 2011. This increase was due primarily to reorganization and transitional costs resulting from the execution of our restructuring plan during the year that involved the reduction of approximately 265 employees across all of the Company's divisions. The increase was partially offset by decreased incentive compensation expense.

Equity in income of unconsolidated joint ventures

        Income from unconsolidated joint ventures decreased $3.7 million, or 33.4%, to $7.4 million for the year ended December 31, 2012 from $11.1 million for the year ended December 31, 2011. The decrease was attributable primarily to a $1.7 million decrease in our proportional share of income from our LATA/Parallax Portsmouth, LLC joint venture and a $2.0 million decrease from our proportional share of income from our Washington River Protection Solutions LLC joint venture.

Interest expense

        Interest expense decreased $2.2 million, or 3.0%, to $71.2 million for the year ended December 31, 2012 from $73.4 million for the year ended December 31, 2011. The decrease was due primarily to a decrease in our average outstanding borrowings for the year resulting from $30.2 million in voluntary principal debt payments made during the last quarter of 2011. The variable annual interest rate on our term loan was 6.25% as of both December 31, 2012 and December 31, 2011, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income (expense), net

        Other income, net decreased $5.0 million to $53.2 million for the year ended December 31, 2012 compared with other income, net of $58.2 million for the year ended December 31, 2011, due primarily to a $5.5 million increase in investment income earned on our investments in the NDT fund, net of trust management fees, for the year, offset by a $2.4 million donation of an engineering research facility to Washington State University and the accrual of $5.0 million related to pending settlements on certain legal matters. In addition, during 2011, the U.S. Treasury refunded $3.1 million in interest earned on our federal income tax returns for the years 2004 and 2005.

Income taxes

        For the year ended December 31, 2012 we recognized income tax expense of $18.0 million on our consolidated financial results based on an annual effective tax rate of 81.9%. For the year ended December 31, 2011 we recognized an income tax benefit of $37.1 million on our consolidated financial results based on an annual effective tax rate of 15.9%. During 2012, we recorded tax expense primarily as a result of tax expense for certain entities in the U.K. and on the Zion NDT fund realized earnings with no offsetting benefit for losses in the U.S. and certain other entities in the U.K. due to the valuation allowance positions for these entities. The amount of income tax expense was reduced by lower tax rates in foreign jurisdictions, a lower statutory rate at the NDT fund level, and research and development credits in the U.K. These reductions were offset by NDT fund earnings that were taxed at both the corporate and trust levels.

        No benefit for a 2012 research and development credit in the U.S. has been included due to the expiration of the statute. That statute has since been reinstated retroactively and the benefit for the 2012 and 2013 credits will be included in the first quarter of 2013. Also during 2012, the Company determined that it had a need to repatriate cash from certain foreign jurisdictions. Consequently, the Company changed its prior assertion regarding permanent reinvestment of foreign earnings for the related foreign entities. There was a dividend paid from U.K. operations to the U.S. of approximately $31.6 million and the Company will begin recording deferred taxes related to all future foreign income or loss for these entities.

        During the year ended December 31, 2011, as a result of the goodwill impairment charge and the ARO cost estimate adjustment related to the Zion Station project, we recorded a valuation allowance against certain U.S. deferred tax assets. We provide valuation allowances against potential future benefits when, in the opinion of management, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. A significant piece of evidence considered was our cumulative pre-tax loss position. While we were profitable during the year ended December 31, 2012, the profit was not significant enough to eliminate the three-year cumulative pre-tax loss position. An additional factor is that, while the year ended December 31, 2012 reflected consolidated profits; we had a pre-tax book loss in the U.S. that perpetuated the three-year cumulative pre-tax loss position for the U.S. As a result of this position, as well as uncertainties related to our assessment of future taxable income in various jurisdictions, we determined that it is necessary to maintain the valuation allowance against U.S. deferred tax assets and certain UK deferred tax assets. A decrease in valuation allowance of $0.1 million was recorded that includes an increase against foreign deferred tax assets of $1.3 million and a reduction against U.S. deferred tax assets of $1.4 million resulting from the current year change in net deferred tax assets.

        During the year ended December 31, 2012, we recognized adjustments to unrecognized tax benefits of $0.2 million, primarily related to various tax positions in the U.K.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Government Group

        Revenue and cost of revenue in our Government Group decreased $100.6 million and $93.8 million, respectively, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily as a result of the completion of certain large contracts with the DOE and to decreased ARRA funding during 2011. As a result, gross profit decreased by $6.8 million while gross margin increased to 10.4% for the year, compared to 9.3% for the prior year. The increase in gross margin was due primarily to the commencement of new, more profitable projects during 2011. The end of ARRA funding and an overall reduction of federal government spending could negatively affect the financial results of our Government Group in future years. In 2011, as part of our ongoing cost reduction efforts and initiatives, the Government Group reduced its work force by approximately 20 employees which is expected to generate future costs savings.

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

Global Commercial Group

Commercial Services Operations

        Revenue and cost of revenue from our Commercial Services operations increased $79.6 million and $166.2 million, respectively, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the ramp up of our decommissioning work at the Zion Station nuclear power plant. The disproportional increase in cost of revenue when compared to revenue resulted from the recording of an ARO cost adjustment in the amount of $94.9 million related to the Zion Station project, for which no corresponding revenue was recognized. As a result, gross profit decreased $86.6 million for the year compared to the prior year and gross margin decreased to a negative 39.4% for the year compared to 6.4% for the prior year. During 2011, the Global Commercial Group reduced its work force by approximately 60 employees which is expected to generate future costs savings.

        Revenue and cost of revenue related to the decommissioning of the Zion Station increased $93.6 million and $173.3 million, respectively, for the year compared to the prior year primarily due to having only four months of activity in 2010 compared to one full year of activity in 2011. In addition, the Company performed its first schedule and cost update review of the Zion Station project during 2011 and identified certain cost items that are estimated to be higher than the original project estimates. As a result, we recorded a $94.9 million ARO cost adjustment to the current cost estimates during 2011. Excluding the effect of the ARO cost adjustment, gross profit for the Zion Station project increased $15.7 million for the year compared to the prior year, after considering the impact of accretion expense and ARO settlement gain.

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

        Revenue and cost of revenue from our commercial utility projects division decreased $0.4 million and increased $4.8 million, respectively, for the year compared to the prior year, due primarily to the substantial completion of work on three large-scale utility projects during 2010. The disproportional increase in cost of revenue when compared to revenue year over year resulted from schedule delays, subcontractor equipment failures and costs overruns on two major fixed price contracts. As a result, gross profit decreased $5.2 million for the year compared to the prior year.

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

LP&D Operations

        Revenue from our LP&D operations decreased $20.3 million to $247.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, due primarily to lower receipts of waste from DOE contracts, decreased shipments of depleted uranium tubes and decreased rail transportation services provided during the year, which was partially offset by increased incineration activities at our Bear Creek facility. Gross profit decreased by $22.4 million and gross margin decreased to 30.7% for the year from 36.8% in the prior year, due primarily to increases in labor and subcontractor costs.

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

        Revenue and cost of revenue from our processing facilities increased $6.9 million and $6.6 million, respectively, for the year compared to the prior year, due primarily to increased receipts of materials for incineration during 2011 at our Bear Creek, Tennessee facility and to increased equipment decontamination activities at our Memphis, Tennessee facility which resulted in higher processing labor costs and accretion costs. These increases were partially offset by lower shipments of depleted uranium tubes during 2011. As a result, gross profit increased $0.3 million for the year compared to the prior year.

        Revenue and cost of revenue related to our logistics operations decreased $7.4 million and $6.0 million, respectively, for the year compared to the prior year, due to decreased shipping activity on major DOE funded contracts. As a result, gross profit decreased $1.4 million for the year compared to the prior year.

International Operations

        Revenue from our International operations increased $104.8 million, or 10.3%, for the year ended December 31, 2011 compared to the same period in 2010, due primarily to increased design and construction activities in our operations in Asia and to increased D&D work performed at certain Magnox sites. Gross profit decreased $3.5 million and gross margin decreased to 5.1% for the year ended December 31, 2011 from 6.0% for the year ended December 31, 2010, primarily as a result of the timing in the recognition of generation, efficiency and cost savings fees related to our operations in the U.K., and to fewer project based incentive fees awarded by the NDA during the current year.

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

Group selling, general and administrative expenses

        Group SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, expenses associated with preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development and for administrative overhead. Group SG&A expenses increased $7.2 million or 12.9% from $56.4 million for the year ended December 31, 2011 compared to the prior year, due primarily to higher incentive compensation expense and higher bid and proposal costs incurred during 2011 as compared to the same period in 2010.

Corporate selling, general and administrative expenses

        Corporate SG&A expenses decreased $8.0 million, or 10.5%, to $68.8 million for the year ended December 31, 2011 from $76.8 million for the year ended December 31, 2010. This decrease was due primarily to ongoing SG&A expense reduction efforts and initiatives, to decreased spending on separation agreements of former employees, to a favorable settlement related to a business tax examination completed during 2011 and to decreased legal expenses.

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

Interest expense

        Interest expense increased $1.9 million, or 2.7%, to $73.4 million for the year ended December 31, 2011 from $71.5 million for the year ended December 31, 2010. The increase was primarily attributable to additional interest expense accrued as a result of increased outstanding borrowings and higher interest rates on outstanding borrowings for the year compared to prior year. Included in interest expense for the year ended December 31, 2010, is approximately $19.1 million of deferred financing fees written off in conjunction with the refinancing of our long-term debt in August 2010. In August

2010, we also issued $300.0 million of senior notes at a fixed annual interest rate of 10.75% which did not exist prior to that date. Borrowings under our current senior secured credit facility bear interest at a variable annual interest rate of 6.25% as of December 31, 2011, compared to a variable annual interest rate of 4.01% as of December 31, 2010, under our former credit facilities.

Other income (expense), net

        Other income (expense), net increased $20.5 million to other income, net of $57.2 million for the year ended December 31, 2011 compared with other income, net of $36.7 million for the year ended December 31, 2010, due primarily to a $22.9 million increase in investment income earned on our investments in the NDT fund, net of trust management fees, for the year and to a $3.1 million increase in other income related to interest earned on our federal income tax returns for the years 2004 and 2005 refunded to the Company during the year. Those increases were offset by a $1.6 million decrease in unrealized gains in the fair value of our interest rate collar, which was terminated in January 2011 and to a $0.6 decrease in other miscellaneous expenses.

Income taxes

        For the year ended December 31, 2011 we recognized an income tax benefit of $37.1 million from our consolidated financial results based on an annual effective tax rate of 15.9%. For the year ended December 31, 2010 we recognized income tax expense of $29.2 million on our consolidated operations based on an annual effective rate of 405.4%. During 2011, we recorded a tax benefit primarily as a result of having pretax book losses, lower income tax rates in foreign jurisdictions and a lower statutory rate at the NDT trust level, the recognition of uncertain tax positions in the U.S., and the use of certain research and development tax credits in both the U.S. and the U.K. These benefits were offset by additional tax expense resulting from NDT fund earnings being taxed at both the trust and corporate levels, the addback of a portion of the goodwill impairment that is not deductible for tax purposes and a valuation allowance recorded against certain domestic and foreign deferred tax assets.

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

Liquidity and Capital Resources

        We finance our operations primarily through cash provided by operations. Our cash flow from operations are primarily impacted by fluctuations in working capital caused by the timing of our billings to customers, collection terms of our contracts, stages of completion of our projects, execution of projects within their planned budgets, the timing of payments to vendors and subcontractors, the timing of payment of dividends from our unconsolidated joint ventures, the changes in income tax assets and liabilities and unforeseen events. Additionally, certain projects receive advance payments from customers. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then level out toward the end of the construction phase. As a result, our cash position is reduced as work is performed against customer advances, unless they are replaced by advances on other projects.

        Our cash flow from operations for the year ended December 31, 2012, has been sufficient to cover our operating expenses without the need to draw on our senior secured revolving credit facility to cover any shortfalls in the timing of receipts and payments. We are actively engaged in managing our working capital to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business.

        For the year ended December 31, 2012, our principal sources of liquidity consisted of $134.2 million in existing cash and cash equivalents, of which $29.1 million was held in foreign jurisdictions and $32.0 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $73.0 million of outstanding letters of credit issued against it. Due to U.S. tax laws and foreign regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is limited.

        As of December 31, 2012, we also had $259.9 million in accounts receivable and $99.0 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. We review the collectability of these balances on a regular basis and determine if allowances for doubtful accounts are needed. As of December 31, 2012 our allowance for doubtful accounts represented 0.5% of the combined total of these accounts. We also monitor our Days Sales Outstanding ("DSO") periodically and use it as a metric of performance of our credit and collection function. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash. We calculate DSO by dividing the average accounts receivable for the year into the amount of revenue recognized during the year and multiplying the result of that calculation by the number of days in that year. Our average DSO decreased from 60 days as of December 31, 2011 to 57 days as of December 31, 2012.

        For the year ended December 31, 2012, our primary use of cash was to fund our working capital and capital expenditures, to service our debt and to pay taxes. For the year ended December 31, 2011, our primary use of cash was to fund our working capital and capital expenditures, to service our debt and to fund distributions to the noncontrolling interests in our consolidated subsidiaries. As of December 31, 2012 and 2011, approximately $310.6 million and $310.3 million, respectively, of the borrowings under the senior secured credit facility were held in a restricted cash account as collateral for the Company's reimbursement obligations with respect to letters of credit.

        Certain trends or uncertainties could have a material impact on our liquidity. For example, if interest rates increase substantially, that could dramatically increase our cash interest expense; if we are required to increase our bonding requirements on current or future projects it could materially impact our available liquidity under the senior secured revolving credit facility; if the economy suddenly weakens or governments materially reduce future funding for nuclear remediation or D&D projects, these events could have a negative effect on our liquidity. Under certain terms and conditions we have the ability, absent an event of default, to increase our senior secured credit facility by up to $150.0 million. We do not anticipate the need to access this incremental commitment in our senior secured credit facility. Furthermore, we have the ability to hedge interest rate and foreign currency fluctuations and we actively monitor these markets in order to mitigate our exposure to these risks. Our principal needs for liquidity have been, and will continue to be, for working capital, to pay down debt, and for capital expenditures.

        Our liquidity is also affected by external factors such as credit ratings. A downgrade in our credit ratings limits our ability to access credit at reasonable cost which can negatively impact our working capital availability. As a result of the decrease in the earnings guidance and changes in management during the latter part of the second quarter 2012, rating agencies subsequently downgraded our credit ratings.

        The following table summarizes the credit ratings of our debt as of December 31, 2012:

	Outstanding Commitments	Moody's	Standard & Poor's
Term loan	$527.0	B2	BB-
Revolving credit facility	105.0	B2	BB-
Senior unsecured notes	300.0	Caa3	B

        Our credit ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset and liability management, the current level of financial operating leverage, capital structure and management business strategy, among others. Our credit ratings are currently on watch for a potential upgrade contingent upon the successful closing of the Merger Agreement.

        On September 1, 2010, as part of the closing of the Zion Station transaction, the Company took over ownership of a dedicated NDT fund, which exists for the sole purpose of decommissioning the Zion Station nuclear power plant. To that extent, the funds available in the NDT fund are also considered a source of working capital for those operations. We expect that we will be reimbursed from the NDT fund for the work we perform to decommission the plant. However, in the event that we do not comply with the contractual requirements included in the agreements with Exelon, we may become subject to additional financial restrictions. These additional financial restrictions may take the form of not being able to bill the NDT fund for work performed, funding the work on the project through our other cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon. We had net cash outlays of $158.4 million, $161.5 million and $30.2 million during 2012, 2011, and 2010, respectively, to fund the project execution activities related to this contract.

        We had accumulated benefit obligations related to pension plans of $3.8 billion as of December 31, 2012. See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion. Approximately 98% of that obligation relates to the Magnox pension plan. The Magnox pension plan is funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and the employees.

        We believe we have sufficient resources to fund our operating and capital expenditures requirements, to pay our income taxes and to service our debt for at least the next twelve months.

Historical Cash Flows

	Year Ended December 31,
	2012	2011	2010
Cash flows provided by operating activities	$67,636	$75,540	$94,999
Cash flows used in investing activities	(11,823)	(22,098)	(17,948)
Cash flows provided by (used in) financing activities	565	(35,158)	(33,058)

Cash flows from operating activities

        Cash flows from operating activities for the year ended December 31, 2012, compared to the year ended December 31, 2011, decreased due primarily to the significant increase in working capital. Working capital increased $5.5 million due primarily to the timing of payments to vendors and subcontractors, the use of advance payments from customers as projects moved towards completion. The decrease in cash flows from operating activities was partially offset by timing of collections from customers on accounts receivable and progress payments on costs and estimated earnings in excess of billings on uncompleted contracts resulting completion of major milestones on certain performance based contracts.

        Cash flows from operating activities decreased in 2011 due primarily to a decline in income from operations and the use of operating cash to fund project costs in excess of the projects' available cash balances. During 2011, working capital also decreased $9.4 million primarily due to increases in accounts payable and accrued expenses and other current liabilities offset by increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, all resulting from normal execution of project activities and taming of payments and collections and not indicative of any significant liquidity issue.

        Cash flows used in operating activities increased in 2010 due primarily to advance payments received from customers increased billings partially offset by decreases in accounts payable due primarily due to the timing of payments to vendors of Magnox Contracts in the U.K. During 2010, working capital increased $33.4 million primarily due to increases in the accounts receivable balance due to the timing in collection of funds from customers and increases in accrued expenses and other current liabilities resulting from normal execution of project activities.

Cash flows from investing activities

        Cash outflows from investing activities for the years ended December 31, 2012, 2011 and 2010 included purchases, sales and maturities of marketable securities, capital expenditures and disposals of property, plant and equipment. Investing activities in 2011 included $2.5 million related to the acquisition of the noncontrolling interest of our Isotek Systems LLC consolidated joint venture.

        We hold investments in marketable debt and equity securities through a NDT fund. We actively invest in a variety of financial instruments to provide our target returns on the NDT fund assets which are used to satisfy current and future decommissioning costs associated with the Zion Station ARO. For the years ended December 31, 2012, 2011 and 2010, proceeds from sales of investments in the NDT fund exceeded purchases by $3.9 million, $4.5 million and $0.1 million, respectively. These excess proceeds were used to pay for trustee and trust management fees.

        Capital expenditures of $20.3 million, $23.7 million and $17.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to the purchases of transportation equipment to support our operations in our disposal facilities, facility improvements, office buildouts, purchase of machinery and equipment required for the Atlas mill tailings contract, as well as investment in information technology. During 2010, we also invested in capitalizable implementation costs related to our enterprise resource planning system. Proceeds from disposal of property, plant and equipment of $5.3 million in 2012 primarily related to the disposition of assets related to the cleanup of the Atlas mill tailings site near Moab, Utah, which was completed in April 2012.

        We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities or through capital lease arrangements.

Cash flows from financing activities

        Net cash inflows from our financing activities for the year ended December 31, 2012 resulted from the issuance of common stock to an executive pursuant to his employment arrangement, offset by repayments of capital lease obligations and repurchases of our common stock to pay for taxes due upon the vesting of restricted stock awards.

        Net cash outflows from our financing activities for the year ended December 31, 2011 resulted from re-payments of long term debt of $30.2 million and payment of capital lease obligations of $0.7 million. We also made distributions of income to our noncontrolling interest partners of $4.2 million during the year.

        Net cash outflows from our financing activities for the year ended December 31, 2010 resulted from proceeds received from the issuance of $296.0 million senior notes due 2018 and $546.0 million from a term loan issued under our senior secured credit facility, both net of underwriting discounts and debt issuance costs. These inflows were offset by the retirement of long term debt, repayment of long term debt under the senior secured credit facility, cash collateralization of letters of credit, payment of stockholder dividends and realized losses on the settlement of our interest rate derivative contract.

Senior Secured Credit Facility and Senior Notes

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $73.0 million was used to fund letters of credit issued as of December 31, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements and provide credit support for obligations acquired under the agreements with Exelon. As of December 31, 2012 and 2011, borrowings of $310.6 million and $310.3 million, respectively, under the senior secured term loan were held in a restricted cash account as collateral for the Company's reimbursement obligations with respect to letters of credit.

        The senior secured term loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of the senior secured term loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

        As of December 31, 2012, we had a $16.6 million mandatory principal repayment based on our excess cash flow and no scheduled quarterly repayments due within the next 12 months. We made no principal debt payments during 2012. For the year ended December 31, 2011 we made principal repayments totaling $30.2 million of which $26.0 were optional. Each optional prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis. For the year ended December 31, 2010 we made principal repayments totaling $2.8 million.

        For the years ended December 31, 2012, 2011 and 2010, we made cash interest payments of $71.5 million, $73.9 million and $29.9 million, respectively, related to our current and former credit facilities as well as the senior notes. In addition, during the year ended December 31, 2010, we paid fees of approximately $23.2 million to our lenders to obtain the new senior secured credit facility and to issue the senior notes, which are being amortized over the remaining term of the senior secured credit facility and the senior notes. We also wrote off $19.1 million of deferred financing fees related to our previous debt in 2010.

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ending December 31, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended December 31, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2012, our total leverage and cash interest coverage ratios were 3.0 and 2.62, respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the year ended December 31, 2012 were $20.3 million. As of December 31, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" of this report for more information on amendments to our senior secured credit facility.

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

        We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. These guarantees would deplete Company assets before the $200.0 million letter of credit (described below) would fund remaining D&D activities. We also pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station, which would be held in a backup trust. If the Company exhausts its resources and ability to complete the D&D activities and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) would then be entitled to control the funds associated with the letter of credit, through control of the backup trust. Under the terms of the Company's financing arrangements, the Company obtained restricted cash and took on a liability for the letter of credit facility.

Contractual Obligations and Other Commitments

        As of December 31, 2012, our contractual obligations and other commitments were as follows (in thousands):

	Payments Due by Period
	Total	2013	2014 - 2015	2016 - 2017	2018 and beyond
Term loan obligations	$527,000	$16,592	$6,770	$503,638	$—
10.75% Senior Notes(1)	300,000	—	—	—	300,000
Interest on debt obligations(2)	309,552	64,151	127,666	85,485	32,250
Capital lease obligations(3)	2,960	854	1,322	784	—
Operating lease obligations(4)	47,824	11,068	16,298	8,208	12,250
Other compensation-related obligations(5)	21,244	7,136	7,560	3,544	3,004
Other contractual obligations(6)	7,500	2,500	5,000	—	—
Other legal commitments(7)	5,000	5,000	—	—	—
Other long term liabilities(8)	5,492	1,353	1,810	—	2,329

Total	$1,226,572	$108,654	$166,426	$601,659	$349,833

(1)
We have no minimum principal payments obligations relating to our senior notes prior to their maturity in 2018.

(2)
Interest calculated on outstanding borrowings and the timing of payments indicated in the above table. Our term loan bears interest at a variable interest rate Adjusted LIBOR plus 4.50%, or ABR plus 3.50%. At December 31, 2012, the variable interest rate on our term loan was 6.25%. Interest on debt obligation calculations assumes that this rate remains constant during the following years.

(3)
Includes principal and interest future minimum capital lease payments.

(4)
Operating leases are primarily for machinery and equipment used in connection with long-term contracts, real property and other personal property.

(5)
Consists of deferred executive compensation, phantom stock incentive plan payable in cash and employee retention agreements. Future payments of non-executive phantom stock incentives were calculated by using the company's stock closing price as of December 31, 2012 of $3.12. Phantom stock incentives granted to certain executives were valued by using a Monte Carlo approach with a Geometric Brownian mechanism.

(6)
Relates to naming rights liabilities.

(7)
Relates to accruals for pending settlements on certain legal matters.

(8)
Includes a $1.9 million liability related to the demolition permit to perform activities at the Zion Station, $1.3 million in reclamation liabilities related to the restoration of waste land, $1.3 million long-term of contract retention liabilities and $0.6 million of long term rate reserves.

Off Balance Sheet Arrangements

        We have a number of routine operating leases, primarily related to real estate, equipment for project contracts, rail equipment and investments in joint ventures at December 31, 2012.

        As of December 31, 2012, we had an outstanding variable rate term loan of $527.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of December 31, 2012, which is 58.1% of our outstanding term loan net of $310.6 million in restricted cash collateralizing deposit letters of credit, we were not required to enter into new hedge agreements.

        From time to time, we are required to post standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of December 31, 2012, we had $307.1 million in deposit letters of credit issued under our senior secured credit facility and $73.0 million of letters of credit issued against our senior secured revolving credit facility. As of December 31, 2012, we had $27.5 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2012, the closure and post-closure requirements for our facilities were $151.5 million.

Critical Accounting Policies

        This management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition.

        Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective estimates and assumptions. Our critical accounting policies are discussed below.

Accounting for the Exelon Transaction

        In December 2007, we entered into certain agreements with Exelon to dismantle the Zion Station, including a planning contract under which we were engaged to perform certain preparatory services, with payment contingent upon closing of an asset sale agreement. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statements of operations and comprehensive income (loss), with $5.1 million in revenue representing the related gross profit amount being deferred over the period of D&D work.

        On the date of the closing of the asset sale agreement, the NDT fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds and any investments returns arising therein, remains restricted solely to that purpose. As part of this transaction, we have assumed Exelon's cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the statement of operations and comprehensive income (loss) as Other Income or Expense. To the extent that the NDT fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

        As the NDT fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

        In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the ARO for the plant and we established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO will follow ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus a profit margin and recognition of the ARO gain as the obligation is settled. Accretion expense and the ARO gain will be recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes will also be recorded to cost of revenue in the consolidated statements of operations and comprehensive income (loss) in the period identified. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO and will be amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

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

        For the years ended December 31, 2012, 2011 and 2010, revenue calculated using a cost-to-cost approach, including Zion Station project revenues, were $163.5 million, $175.0 million and $76.9 million respectively.

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

        A provision for estimated losses on individual contracts is recognized in the period in which the losses are identified and includes all estimated direct costs to complete such contracts (excluding future general and administrative costs expected to be allocated to the contracts). Monthly assessments are performed on our estimates and changes are made based on the latest information available. For the years ended December 31, 2012, 2011 and 2010, we recorded provision for losses in the amount of $0.9 million, $0.2 million and $1.6 million, respectively.

LP&D Contracts

        Our LP&D services are provided primarily under unit-rate contracts. Revenue is recognized as units of materials are processed or disposed based on the unit prices provided in the contracts.

D&D Liabilities

        We have responsibility for the cost to D&D our facilities and related equipment, as well as the equipment used at customer sites in our Commercial Services segment. These costs are generally paid upon closure of the facilities or disposal of the equipment. We are also responsible for the cost of monitoring our Clive, Utah facility over its post-closure period. We have also acquired the shut down nuclear power plants at Exelon's Zion Station in 2010, and assumed the related D&D liabilities.

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

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion Station ARO, these charges are recorded directly to cost of revenue in the consolidated statement of operations and comprehensive income (loss). For instance, during 2011, we recorded $94.9 million to cost of revenue to reflect a net increase in estimated costs associated with the Zion station project. During 2012, the estimated cost evaluation resulted in a reduction in future expected costs due to lower estimated inflation and changes in expected timing of cash flows. A hypothetical 1% increase in the inflation rate would have increased our AROs by $17.8 million. A hypothetical 10% increase in our cost estimate would have increased our AROs by $67.1 million.

        We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates.

Recoverability of Long-Lived Assets, Including Goodwill

        As of December 31, 2012 and 2011, we had recorded $308.6 million and $306.4 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

        In accordance with authoritative guidance for accounting for goodwill and other intangible assets, we perform an impairment test on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. When indicators of impairment do not exist and applicable accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. If indicators of impairment do exist, we test goodwill by first comparing the book value of net assets to the fair value of the reporting units.

        We estimate the fair value of the reporting units using a combined income and market approach. The income approach is calculated based on management's best estimates of future cash flows which depend upon pricing strategies, market segment share and general economic conditions. Changes in these forecasts could significantly change the calculated fair value of a reporting unit. The market approach is calculated based on market multiples for comparable companies as applied to our company-specific metrics. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. To the extent that actual contract wins or extensions differ from our assumptions, we re-evaluate estimated useful lives and the fair value of the associated assets. For instance, if we are unsuccessful in the Magnox rebid, we will be required to reassess the carrying value of the related goodwill and intangible assets currently recorded in the International reporting unit.

        Due to changes in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. As a result, management performed a comprehensive review of its financial forecasts and adjusted its estimates of future cash flows. These events prompted us to perform interim goodwill impairment tests as of both June 30, 2012 and September 30, 2012. The first step of the interim impairment assessment compared the estimated fair value of each of the reporting units to the carrying value, including goodwill, and indicated, each of our reporting units' fair value exceeded their carrying value; therefore, the second step was not required. Each of our reporting units' fair value would have needed to decrease by the following percentages to fail the first step of the impairment test:

Reporting Unit	Carrying Amount as of December 31, 2012 (in thousands)	Excess Fair Market Value calculated as a % of Carrying Amount(*)	Weighted Average Discount Rate
Government Group	$73,594	11.2%	17.5%
Global Commercial Group:
Commercial Services	90,129	8.8%	17.5%
LP&D	89,548	11.1%	17.5%
International	55,337	4.6%	20.0%

Total	$308,608

(*)
Amounts calculated as of September 30, 2012 based on an estimated growth rate of 2.5%.

        The excess fair market value of our Commercial Services and International reporting units is less than 10%. A hypothetical increase in the weighted average discount of 0.5% would decrease the calculated fair value of the International reporting unit by approximately 1.6%. A hypothetical decrease in the residual growth rate of 0.5% would decrease the calculated fair value of the International reporting unit by approximately 2.4%. We would expect a similar outcome on the Commercial Services reporting unit if we made the same hypothetical changes to the residual growth rate and the discount rate. We evaluated whether there were any indicators of impairment as of December 31, 2012 that would require us to perform an additional interim impairment analysis and determined that there were none.

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

Share-Based Compensation Expense

        We recognize shared based compensation costs in the statement of operations and comprehensive income (loss) over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant using a valuation model which takes into account various assumptions that are subjective. Key assumptions used in the valuation included the expected term of the equity award taking into account both the contractual term of the award, the effects of employees' expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award.

        In our share-based compensation strategy, we utilize a combination of stock options, restricted stock and phantom stock awards that vest over time based on service, performance and market conditions. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. For performance based stock options and restricted stock compensation expense is recognized over the vesting period beginning at the grant date if it is probable that performance targets will be achieved. If prior to the performance measurement date, it is no longer probable that the performance targets will be achieved, the expense related to the grant will be adjusted accordingly and prior recognized compensation expense may be reversed. Also, if at the performance measurement date the performance targets are not achieved, the expense related to the grants will be adjusted to the earned amounts and compensation expense will also be adjusted accordingly. We have options outstanding to purchase an aggregate of 2.5 million shares, of which 2.4 million are unvested and unvested restricted shares of 1.3 million as of December 31, 2012. We also have unrecognized compensation expense for phantom stock awards of $12.8 million as of December 31, 2012. We estimate that we will recognize compensation expense related to the issuance of these awards of $7.6 million, $5.2 million and $2.8 million in 2013, 2014 and 2015, respectively. Our estimates of fair value for the stock options was made using the Black-Scholes model based upon the closing stock price on the date of grant, volatility of 44.3%, risk-free interest rate of 1.13% per year and expected life of 6.0 years. We determined the volatility rate by reference to volatility rates used by certain of our public industry peers since we do not have sufficient established trading history of our common stock. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period.

        Phantom stock provides a cash or stock bonus based on the value of a stated number of shares to be paid out at the end of a specified period of time. The value of the phantom shares payable in cash is dependent on the Company's closing stock price on the vesting or measurement date. Since these awards are generally payable in cash, these awards are revalued at the end of each reporting period and are classified as liabilities. A portion of our phantom stock awards is payable in restricted stock rather than cash. This portion is not considered a liability award and is not revaluated at each reporting period but rather has a grant date fair value determined by using a Monte Carlo model and is amortized over the vesting period using the accelerated attribution method. Our estimates of fair value for the phantom stock awards made using a Monte Carlo model were based upon the closing stock price on the date of grant or at the balance sheet date depending on whether the award was considered a liability award, volatility of 68.4%, risk-free interest rate of 0.41%, expected life of between 3.0 and 6.0 years and for the equity component a discount of 15% for a lack of marketability.

Income Taxes

        We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized. Significant judgment and estimation are required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

        Tax benefits associated with tax positions taken in the Company's income tax returns are initially recognized and measured in the financial statements when it is more likely than not that those tax positions will be sustained upon examination by the relevant taxing authorities. The Company's evaluation of its tax benefits is based on the probability of the tax position being upheld if challenged by the taxing authorities (including through negotiation, appeals, settlement and litigation). Whenever a tax position does not meet the initial recognition criteria, the tax benefit is subsequently recognized and measured if there is a substantive change in the facts and circumstances that cause a change in judgment concerning the sustainability of the tax position upon examination by the relevant taxing authorities. In cases where tax benefits meet the initial recognition criterion, the Company continues, in subsequent periods, to assess its ability to sustain those positions. A previously recognized tax benefit is derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. We recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. We recognized interest related to tax refunds as a component of other income.

        Judgment is required in determining our worldwide provision for income taxes. In the normal course of a global business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service, most states in the U.S., the U.K. and by various other government agencies representing jurisdictions outside the U.S.

Disclosure of Impact of Recently Issued Accounting Standards

Intangible assets

        In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance regarding testing indefinite-lived intangible assets for impairment. The guidance provides an entity the option to assess qualitative factors to determine whether the existence of events and circumstances leads to the determination that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. If the entity concludes otherwise, no further quantitative assessment is required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of this guidance is not expected to have an impact on our results of operations, financial position or cash flows.

Other Comprehensive Income

        In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on our consolidated financial statements as it only requires a change in the format of our presentation.

        In February 2013, the FASB issued an update to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the update did not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP to provide additional detail about those amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk.

        Our primary market risk relates to changing interest rates. As of December 31, 2012, we had outstanding variable rate long-term debt of $527.0 million, of which $16.6 million is due within the next year. Under the terms of our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of December 31, 2012, which is 58.1% of our total outstanding term loans net of $310.6 million in restricted cash collateralizing deposit letters of credit, we were not required to enter into new hedge agreements. A hypothetical interest rate change of 1% on our senior secured credit facility would have changed interest expense for the year ended December 31, 2012 by approximately $5.3 million. In addition, changes in market interest rates would impact the fair value of our long-term obligations.

        We have foreign currency exposure related to our operations in the U.K. as well as to our operations in other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2012, would cause a change in consolidated net assets of approximately $15.2 million and a change in gross profit of approximately $4.8 million, primarily due to pound sterling-denominated exposures.

        We maintain a NDT fund to fund the decommissioning of the Zion Station nuclear plant. Our NDT fund is reflected at fair value on our consolidated balance sheets. As of December 31, 2012, we had outstanding net investments with carrying amounts of $557.9 million with an approximate fair value of $591.1 million. The mix of securities in the NDT fund is designed to provide capital to be used to fund our Zion Station D&D work and to compensate us for inflationary increases in D&D costs. However, the equity securities in the NDT fund are exposed to price fluctuations in the equity markets and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 30 basis points would have changed the fair value of the NDT fund investments by approximately $9.9 million.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        In connection with the preparation of the company's annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices and our overall control environment. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Unless provided in an Amendment to this Annual Report on Form 10-K, the information required by this item will be included in our 2013 Proxy Statement under the captions "Proposal One—Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance" and "Board of Directors and Committees" and is hereby incorporated herein by reference.

Item 11.    Executive Compensation.

        Unless provided in an Amendment to this Annual Report on Form 10-K, the information required by this item will be included in our 2013 Proxy Statement under the captions "Director Compensation" and "Executive Compensation" and is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Unless provided in an Amendment to this Annual Report on Form 10-K, the information required by this item will be included in our 2013 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" and is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Unless provided in an Amendment to this Annual Report on Form 10-K, the information required by this item will be included in our 2013 Proxy Statement under the captions "Corporate Governance" and "Certain Relationships and Related Person Transactions" and is hereby incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Unless provided in an Amendment to this Annual Report on Form 10-K, the information required by this item will be included in our 2013 Proxy Statement under the caption "Pre-Approval of Audit and Non-Audit Services" and is hereby incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        Documents filed as part of this report include:

  1.
  Financial Statements.    Our consolidated financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010 and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

  2.
  Financial Statements.    Financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the year ended December 31, 2012, 2011 and 2010 and the notes thereto, together with the report of their independent auditor on those financial statements, are hereby filed as part of this report beginning on page F-50.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2013.

ENERGYSOLUTIONS, INC.
By:	/s/ GREGORY S. WOOD Gregory S. Wood Executive Vice President and Chief Financial Officer

Power of Attorney

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David J. Lockwood and Gregory S. Wood, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN R. ROGEL STEVEN R. ROGEL	Chairman of the Board of Directors	March 18, 2013
/s/ DAVID J. LOCKWOOD DAVID J. LOCKWOOD	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013
/s/ GREGORY S. WOOD GREGORY S. WOOD	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2013
/s/ J. BARNIE BEASLEY, JR. J. BARNIE BEASLEY, JR.	Director	March 18, 2013
/s/ PASCAL COLOMBANI PASCAL COLOMBANI	Director	March 18, 2013

Name	Title	Date

/s/ JEAN I. EVEREST, II JEAN I. EVEREST, II	Director	March 18, 2013
/s/ CLARE SPOTTISWOODE CLARE SPOTTISWOODE	Director	March 18, 2013
/s/ ROBERT A. WHITMAN ROBERT A. WHITMAN	Director	March 18, 2013
/s/ DAVID B. WINDER DAVID B. WINDER	Director	March 18, 2013

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1	+*	Asset Sale Agreement, dated as of December 11, 2007, by and among Exelon Generation Company, LLC, ZionSolutions, LLC, EnergySolutions, LLC and EnergySolutions, Inc., as amended (attached as Exhibit 2.3 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

2.2	*	Agreement and Plan of Merger, dated as of January 7, 2013, by and among EnergySolutions, Inc., Rockwell Holdco, Inc., and Rockwell Acquisition Corp. (attached as Exhibit 2.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on January 7, 2013).

3.1	*	Certificate of Incorporation of EnergySolutions, Inc. (attached as Exhibit 3.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

3.2	*	Amended and Restated By-laws of EnergySolutions, Inc. (attached as Exhibit 3.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on July 23, 2010).

4.1	*	Specimen Common Stock certificate (attached as Exhibit 4.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

4.2	*	Form of Deposit Agreement, among EnergySolutions, Inc., Computershare Trust Company, N.A., as the depositary, Computershare Shareholder Services, Inc., as the depositary's service company, and the holders from time to time of the depositary receipts evidencing the depositary shares (attached as Exhibit 4.2 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

4.3	*	Indenture, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, each of the guarantors named therein and Wells Fargo Bank, National Association (attached as Exhibit 4.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).

4.4	*	Registration Rights Agreement, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the guarantors named therein, and J.P. Morgan Securities Inc. (attached as Exhibit 4.2 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).

10.1		Credit Support Agreement, dated as of September 1, 2010, by and among Exelon Generation Company, LLC, ZionSolutions, LLC, EnergySolutions, LLC and EnergySolutions, Inc.

10.2		Performance Guaranty, made and given as of December 11, 2007, by EnergySolutions, Inc. in favor of Exelon Generation Company, LLC.

10.3		Performance Guaranty, made and given as of December 11, 2007, by EnergySolutions, LLC in favor of Exelon Generation Company, LLC.

10.4		Lease Agreement, dated as of September 1, 2010, by and between Exelon Generation Company, LLC and ZionSolutions, LLC.

10.4.1		First Amendment to Lease Agreement, dated as of April 3, 2012, by and between Exelon Generation Company, LLC and ZionSolutions, LLC.

Exhibit Number		Exhibit Description
10.5		Pledge Agreement, dated as of September 1, 2010, made by EnergySolutions, LLC in favor of Exelon Generation Company, LLC.

10.6		Put Option Agreement, dated as of September 1, 2010, by and between Exelon Generation Company, LLC and ZionSolutions, LLC.

10.7		Backup Nuclear Decommissioning Trust Agreement, dated as of September 1, 2010, by and between ZionSolutions, LLC and The Bank of New York Mellon, as trustee.

10.8		Tax Qualified Nuclear Decommissioning Master Trust Agreement, dated as of August 27, 2010 and effective as of September 1, 2010, by and between ZionSolutions, LLC and The Bank of New York Mellon, as trustee.

10.9		Non-Tax Qualified Nuclear Decommissioning Master Trust Agreement, dated as of August 27, 2010 and effective as of September 1, 2010, by and between ZionSolutions, LLC and The Bank of New York Mellon, as trustee.

10.10	*	Amended, Restated and Consolidated Site Management and Operations Contract, dated as of October 4, 2011, between the Nuclear Decommissioning Authority and Magnox Limited (attached as Exhibit 10.1 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.11	*	Credit Agreement, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., Credit Suisse AG, Citibank, N.A., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. (attached as Exhibit 4.3 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).

10.12.1	*	Amendment No. 1 to Credit Agreement, dated as of August 23, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A.(attached as Exhibit 3.1 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2010).

10.12.2	*	Amendment No. 2 to Credit Agreement, dated as of February 15, 2013, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (attached as Exhibit 4.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on February 20, 2013).

10.13	*	Reimbursement Agreement, dated as of February 15, 2013, by and among EnergySolutions, Inc., Rockwell Holdco, Inc. and Rockwell Acquisition Corp (attached as Exhibit 10.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on February 20, 2013).

10.14	‡*	Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.1 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.15	‡*	Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.4 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

Exhibit Number		Exhibit Description
10.16	‡*	Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood. (attached as Exhibit 10.5 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.17	‡*	Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood (attached as Exhibit 10.7 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.18	‡*	Form of Executive Severance Agreement (attached as Exhibit 10.1 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2011).

10.19	‡*	Form of Executive Severance Agreement by and between EnergySolutions, Inc. and each of its group presidents (attached as Exhibit 10.10 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.20	‡*	Form of Retention Award Letter Agreement (attached as Exhibit 10.1 to EnergySolutions, Inc.'s Form 8-K (File No. 001-33830) filed with the SEC on January 15, 2013).

10.21	‡*	Form of Officer Indemnity Agreement by and between EnergySolutions, Inc. and each of its executive officers (attached as Exhibit 10.9 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.22	‡*	Executive Bonus Plan (attached as Exhibit 10.22 to EnergySolutions, Inc.'s Form S-1 (File No. 333-141645) filed with the SEC on July 7, 2008).

10.23	‡*	Letter of Appointment, dated as of December 18, 2009, by and between EnergySolutions EU Limited and Clare Spottiswoode (attached as Exhibit 10.13 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 1, 2010).

10.24	‡*	EnergySolutions, LLC Position Assignment Letter for Mark Morant, dated as of January 12, 2011 (attached as Exhibit 10.5 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.25	‡*	Separation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Val John Christensen (attached as Exhibit 10.11 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.26	‡*	Consulting Agreement, effective as of June 14, 2012, by and between EnergySolutions, Inc. and Val John Christensen (attached as Exhibit 10.12 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.27	‡*	Separation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and William R. Benz (attached as Exhibit 10.13 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.28	‡*	Consulting Agreement, dated as of June 19, 2012, by and between EnergySolutions, Inc. and William R. Benz (attached as Exhibit 10.14 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29	‡*	Form of EnergySolutions, Inc. 2007 Equity Incentive Plan (attached as Exhibit 10.19 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

Exhibit Number		Exhibit Description
10.29.1	‡*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (attached as Exhibit 10.19.1 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

10.29.2	‡*	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (attached as Exhibit 10.19.2 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

10.29.3	‡*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based and Company performance-based vesting) between EnergySolutions, Inc. and executives other than group presidents (attached as Exhibit 10.8.3 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.4	‡*	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (performance-based vesting; Company EBITDA) between EnergySolutions, Inc. and executives other than group presidents (attached as Exhibit 10.8.4 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.5	‡*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based and Company performance-based vesting) between EnergySolutions, Inc. and group presidents (attached as Exhibit 10.8.5 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.6	‡*	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (performance-based vesting; business unit operating income) between EnergySolutions, Inc. and group presidents (attached as Exhibit 10.8.6 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.7	‡*	Form of EnergySolutions, Inc. Stock Award Agreement (fully-vested stock grants) between EnergySolutions, Inc. and directors (attached as Exhibit 10.6.7 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.8	‡*	Form of EnergySolutions, Inc. Performance Share Unit Agreement (performance-based vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.8 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.9	‡*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based vesting and double-trigger accelerated vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.9 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.10	‡*	Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (time-based vesting and double-trigger accelerated vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.10 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.11	‡*	Form of EnergySolutions, Inc. Performance Share Unit Agreement (performance-based vesting and double-trigger accelerated vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.11 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

Exhibit Number		Exhibit Description
10.29.12	‡*	Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.2 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29.13	‡*	Restricted Stock Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.3 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29.14	‡*	Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood (attached as Exhibit 10.6 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29.15	‡*	Form of Phantom Performance Share Unit Award Agreement by and between EnergySolutions, Inc. and each of its group presidents (attached as Exhibit 10.8 to EnergySolutions, Inc.'s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.30	*	Form of Director Indemnification Agreement (attached as Exhibit 10.21 to EnergySolutions, Inc.'s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

10.31	‡*	Form of Board of Directors Summary of Compensation Terms (attached as Exhibit 10.9 to EnergySolutions, Inc.'s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

21.1		List of Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS		XBRL Instance.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

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

EnergySolutions, Inc.

Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited the accompanying consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnergySolutions, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 18, 2013

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
EnergySolutions, Inc.

        We have audited EnergySolutions, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). EnergySolutions, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, EnergySolutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnergySolutions, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 18, 2013

EnergySolutions, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(in thousands of dollars, except per share information)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$134,191	$77,213
Accounts receivable, net of allowance for doubtful accounts	259,913	302,203
Costs and estimated earnings in excess of billings on uncompleted contracts	98,978	113,111
Income tax receivable	6,427	7,505
Prepaid expenses	11,022	7,071
Deferred income taxes	—	1,370
Nuclear decommissioning trust fund investments, current portion	152,507	174,270
Deferred costs, current portion	127,573	148,966
Other current assets	3,924	3,799

Total current assets	794,535	835,508
Property, plant and equipment, net	119,258	126,609
Goodwill	308,608	306,358
Other intangible assets, net	238,037	260,879
Nuclear decommissioning trust fund investments	445,989	523,326
Restricted cash and decontamination and decommissioning deposits	316,754	332,918
Deferred costs	360,185	465,577
Other noncurrent assets	72,096	164,758

Total assets	$2,655,462	$3,015,933

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$16,592	$—
Accounts payable	144,649	140,951
Accrued expenses and other current liabilities	193,546	230,698
Deferred income taxes	1,101	—
Facility and equipment decontamination and decommissioning liabilities, current portion	138,757	160,520
Unearned revenue, current portion	150,135	159,112

Total current liabilities	644,780	691,281
Long-term debt, less current portion	798,577	812,734
Pension liability	31,043	128,748
Facility and equipment decontamination and decommissioning liabilities	485,447	598,530
Deferred income taxes	20,507	23,262
Unearned revenue, less current portion	366,710	469,497
Other noncurrent liabilities	7,479	6,624

Total liabilities	2,354,543	2,730,676

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 90,253,242 and 88,981,121 shares issued and outstanding in 2012 and 2011, respectively	903	890
Additional paid-in capital	511,503	506,038
Accumulated other comprehensive loss	(21,956)	(28,369)
Capital deficiency	(190,031)	(194,013)

Total EnergySolutions stockholders' equity	300,419	284,546
Noncontrolling interests	500	711

Total stockholders' equity	300,919	285,257

Total liabilities and stockholders' equity	$2,655,462	$3,015,933

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2012, 2011 and 2010

(in thousands of dollars, except per share information)

	Year Ended December 31,
	2012	2011	2010
Revenue	$1,807,505	$1,815,514	$1,752,042
Cost of revenue	(1,636,779)	(1,735,826)	(1,552,866)

Gross profit	170,726	79,688	199,176
Selling, general and administrative expenses	(138,211)	(132,386)	(133,184)
Impairment of goodwill	—	(174,000)	(35,000)
Equity in income of unconsolidated joint ventures	7,392	11,103	13,120

Income (loss) from operations	39,907	(215,595)	44,112
Interest expense	(71,211)	(73,414)	(71,487)
Other income, net	53,192	58,215	36,659

Income (loss) before income taxes and noncontrolling interests	21,888	(230,794)	9,284
Income tax benefit (expense)	(17,959)	37,145	(29,204)

Net income (loss)	3,929	(193,649)	(19,920)
Less: Net income (loss) attributable to noncontrolling interests	53	(2,532)	(2,081)

Net income (loss) attributable to EnergySolutions	$3,982	$(196,181)	$(22,001)

Net income (loss) per common share of EnergySolutions:
Basic	$0.04	$(2.21)	$(0.25)
Diluted	$0.04	$(2.21)	$(0.25)
Weighted average common shares outstanding:
Basic	89,639,539	88,818,971	88,537,844
Diluted	89,639,539	88,818,971	88,537,844
Cash dividends declared per common share	—	—	$0.075
Comprehensive income (loss):
Net income (loss)	$3,929	$(193,649)	$(19,920)
Foreign currency translation adjustment	6,863	147	(5,160)
Change in unrecognized actuarial loss	(450)	(3,005)	410

Comprehensive income (loss)	10,342	(196,507)	(24,670)
Comprehensive loss (income) attributable to noncontrolling interests	53	(2,532)	(2,081)

Comprehensive income (loss) attributable to EnergySolutions	$10,395	$(199,039)	$(26,751)

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2012, 2011 and 2010

(in thousands of dollars, except per share information)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Capital Deficiency)
			Additional Paid-in Capital			Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	88,361,604	$884	$492,541	$(20,761)	$26,381	$1,117	$500,162
Net income	—	—	—	—	(22,001)	2,081	(19,920)
Dividend distributions	—	—	(4,426)	—	(2,212)	—	(6,638)
Equity-based compensation	—	—	10,308	—	—	—	10,308
Stock issued due to option exercise	8,400	—	47	—	—	—	47
Vesting of restricted stock	359,666	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(61,827)	—	(375)	—	—	—	(375)
Distributions to noncontrolling interests	—	—	—	—	—	(296)	(296)
Change in unrecognized actuarial loss	—	—	—	410	—	—	410
Foreign currency translation	—	—	—	(5,160)	—	—	(5,160)

Balance at December 31, 2010	88,667,843	887	498,092	(25,511)	2,168	2,902	478,538
Net loss	—	—	—	—	(196,181)	2,532	(193,649)
Equity-based compensation	—	—	9,975	—	—	—	9,975
Stock issued due to option exercise	10,350	—	57	—	—	—	57
Vesting of restricted stock	320,189	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(17,261)	—	(116)	—	—	—	(116)
Acquisition of noncontrolling interests in subsidiaries	—	—	(1,967)	—	—	(519)	(2,486)
Distributions to noncontrolling interests	—	—	—	—	—	(4,204)	(4,204)
Change in unrecognized actuarial loss	—	—	—	(3,005)	—	—	(3,005)
Foreign currency translation	—	—	—	147	—	—	147

Balance at December 31, 2011	88,981,121	890	506,038	(28,369)	(194,013)	711	285,257
Net income	—	—	—	—	3,982	(53)	3,929
Equity-based compensation	—	—	4,101	—	—	—	4,101
Issuance of common stock	884,614	9	1,488	—	—	—	1,497
Vesting of restricted stock	418,564	4	(4)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(31,057)	—	(120)	—	—	—	(120)
Distributions to noncontrolling interests	—	—	—	—	—	(158)	(158)
Change in unrecognized actuarial loss	—	—	—	(450)	—	—	(450)
Foreign currency translation	—	—	—	6,863	—	—	6,863

Balance at December 31, 2012	90,253,242	$903	$511,503	$(21,956)	$(190,031)	$500	$300,919

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(in thousands of dollars)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$3,929	$(193,649)	$(19,920)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	79,611	80,694	54,446
Equity-based compensation expense	4,101	9,975	10,308
Foreign currency transaction gain	—	—	(55)
Deferred income taxes	(1,827)	(50,812)	(7,150)
Write-off of debt financing fees	—	—	19,069
Amortization of debt financing fees and debt discount	4,862	5,327	5,965
Impairment of goodwill	—	174,000	35,000
Zion asset retirement obligation estimated cost adjustment	(8,708)	94,860	4,786
(Gain) loss on disposal of property, plant and equipment	5,428	(100)	(178)
Unrealized gain on derivative contracts	—	—	(1,636)
Realized and unrealized gains on nuclear decommissioning trust fund investments	(62,817)	(58,513)	(33,913)
Changes in operating assets and liabilities:
Accounts receivable	51,982	(8,891)	(39,937)
Costs and estimated earnings in excess of billings on uncompleted contracts	15,141	(7,813)	13,425
Income tax receivable	1,077	(7,505)	3,658
Prepaid expenses and other current assets	(6,479)	(1,456)	15,720
Accounts payable	(1,320)	40,320	(5,750)
Accrued expenses and other current liabilities	(41,049)	33,235	35,463
Unearned revenue	(111,781)	(143,836)	(7,069)
Facility and equipment decontamination and decommissioning liabilities	(162,334)	(191,476)	(30,478)
Restricted cash and decontamination and decommissioning deposits	16,164	4,258	875
Nuclear decommissioning trust fund	158,352	161,504	30,205
Deferred costs	126,785	135,959	(32,916)
Other noncurrent assets	96,853	(19,948)	(8,373)
Other noncurrent liabilities	(100,335)	19,407	53,454

Net cash provided by operating activities	67,636	75,540	94,999

Cash flows from investing activities
Purchase of investments in nuclear decommissioning trust fund	(877,723)	(1,072,139)	(722,489)
Proceeds from sales of nuclear decommissioning trust fund investments	881,672	1,076,635	722,544
Purchases of property, plant and equipment	(20,345)	(23,734)	(17,034)
Purchases of intangible assets	(763)	(610)	(1,184)
Acquisition of noncontrolling interests in subsidiaries	—	(2,486)	—
Proceeds from disposition of property, plant and equipment	5,336	236	215

Net cash used in investing activities	(11,823)	(22,098)	(17,948)

Cash flows from financing activities
Net proceeds from issuance of senior notes	—	—	296,070
Net proceeds from issuance of long-term debt	—	—	546,000
Retirement of long-term debt	—	—	(519,111)
Restricted cash held as collateral of letter of credit obligations	—	—	(315,035)
Repayments of long-term debt	—	(30,200)	(2,800)
Net repayments under revolving credit facility	—	—	(5,000)
Dividends/distributions to stockholders	—	—	(6,638)
Distributions to noncontrolling interests partners	(158)	(4,204)	(296)
Minimum tax withholding on restricted stock awards	(120)	(116)	(375)
Proceeds from issuance of common stock	1,497	—	—
Proceeds from exercise of stock options	—	57	47
Settlement of derivative contracts	—	—	(2,112)
Repayments of capital lease obligations	(654)	(695)	(600)
Debt financing fees	—	—	(23,208)

Net cash provided by (used in) financing activities	565	(35,158)	(33,058)

Effect of exchange rate on cash	600	(1,263)	286

Net increase in cash and cash equivalents	56,978	17,021	44,279
Cash and cash equivalents, at beginning of year	77,213	60,192	15,913

Cash and cash equivalents, at end of year	$134,191	$77,213	$60,192

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Notes Consolidated Financial Statements

(1) Description of Business

        Envirocare of Utah, Inc. (predecessor) was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste ("LLRW") in Clive, Utah. In January 2005, the predecessor converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC ("ENV Holdings"). In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC ("we," "our," "EnergySolutions" or the "Company"). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning ("D&D") division of Scientech, LLC ("Scientech") in October 2005, BNG America, LLC ("BNGA") in February 2006, Duratek, Inc. ("Duratek") in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited ("ESEU")) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, Reactor Sites Management Company Limited ("RSMC") in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco Limited ("Monserco") in December 2007.

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

        On January 7, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation ("Parent"), and Rockwell Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of Energy Capital Partners II, LP and its parallel funds (together with its affiliates, "Energy Capital Partners"), a leading private equity firm focused on investing in North America's energy infrastructure. Pursuant to the Merger Agreement, the Merger Sub will merge with and into the Company (the "Merger") and we will become a wholly-owned subsidiary of Parent. The Merger will only be able to be consummated after the stockholders of the Company have adopted the Merger Agreement at a meeting of stockholders and following the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. Upon completion of the Merger, each outstanding share of the Company's common stock other than shares of common stock held in the treasury of the Company or owned by Parent, any affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to $3.75, without interest and subject to any required withholding of taxes.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(1) Description of Business (Continued)

        The obligation of Parent and Merger Sub to consummate the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) the adoption of the Merger Agreement and approval of the transactions contemplated thereby by stockholders of the Company owning at least a majority of outstanding shares of the Company's common stock, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (iii) a notification from the Committee on Foreign Investment in the United States ("CFIUS") that it has determined not to investigate the transactions contemplated in the Merger Agreement, but only if the Company and Parent have elected to make a filing to CFIUS, (iv) the absence of any law or order preventing the consummation of the Merger, (v) the obtaining of certain regulatory approvals, including approval from the NRC and consent from the NDA, (vi) subject to certain exceptions, the accuracy of the Company's representations and warranties, (vii) the Company's compliance in all material respect with its obligations under the Merger Agreement and (viii) the absence of a material adverse effect on the Company.

        The early termination of the waiting period under the HSR Act was granted and became effective on February 1, 2013. The Company submitted the formal consent application to the NDA on January 21, 2013. The NDA, in a letter dated January 24, 2013, gave its consent to the change in control of EnergySolutions EU Limited in satisfaction of this aspect of the Merger Agreement. Also, the Company and Parent determined not to make a filing with CFIUS pursuant to the Defense Protection Act of 1950, based on their belief that no such filing is necessary with respect to the transactions contemplated by the Merger Agreement.

        We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Government Group derives its revenue from United States ("U.S.") government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD"). The Global Commercial Group provides a broad range of services both nationally and internationally, including (i) on-site D&D services to commercial customers such as power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials; (ii) logistics, transportation, processing and disposal services to both government and commercial customers at our facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina; and (iii) comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations. Our international operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission ten Magnox sites with 22 nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities. The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D") and International.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(1) Description of Business (Continued)

Exelon Transaction

        On December 11, 2007, we, through our subsidiary ZionSolutions, LLC ("ZionSolutions"), entered into certain agreements with Exelon Generation Company LLC ("Exelon"), (the "Exelon Agreements") to dismantle Exelon's Zion nuclear facility located in Zion, Illinois ("Zion Station"), which ceased operation in 1998. The transaction closed on September 1, 2010. Upon closing, Exelon transferred to ZionSolutions substantially all of the assets (other than land) associated with Zion Station, including assets held in nuclear decommissioning trusts. In consideration for Exelon's transfer of those assets, ZionSolutions agreed to assume decommissioning and other liabilities associated with Zion Station. ZionSolutions also took possession and control of the land associated with Zion Station pursuant to a lease agreement executed at the closing. ZionSolutions is under contract to complete the required decommissioning work according to an established schedule and to construct a dry cask storage facility on the land for spent nuclear fuel currently held in spent fuel pools at Zion Station. Exelon retains ownership of the land and the spent nuclear fuel and associated operational responsibilities following completion of the Zion Station D&D project. The Nuclear Regulatory Commission ("NRC") approved the transfer of the facility operating licenses and conforming license amendments from Exelon to ZionSolutions ("License Transfer").

        To satisfy the conditions of the NRC order approving the License Transfer, we (i) secured a $200.0 million letter of credit facility, (ii) granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility, and (iii) purchased the insurance required of a licensee under the NRC's regulations.

        We provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon. This guarantee would deplete Company assets before the $200.0 million letter of credit (described below) would fund remaining D&D activities. We also pledged 100% of our interests in ZionSolutions to Exelon. In addition, we were required to obtain a $200.0 million letter of credit facility to further support the D&D activities at the Zion Station, which is held in a backup trust. If the Company exhausts its resources and ability to complete the D&D activities and in the event of a material default (as defined within the Credit Support Agreement), Exelon may exercise its rights to take possession of ZionSolutions. At that point, through their ownership of ZionSolutions, Exelon (not the Company) would then be entitled to control the funds associated with the letter of credit through control of the backup trust. Under the terms of the Company's financing arrangements the Company obtained restricted cash and took on a liability for the letter of credit facility.

Accounting for the Exelon Transaction

        As discussed above, in December 2007, we entered into certain agreements with Exelon to dismantle the Zion Station, including a planning contract under which we were engaged to perform certain preparatory services, with payment contingent upon closing of an asset sale agreement. Although we entered into this contract in December 2007, we postponed the closing of the transaction due to the financial crisis affecting the stock markets at the time, and as a result all costs associated with the execution of the planning phase were also deferred. The transaction closed on September 1, 2010. After closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statements of operations and comprehensive income (loss), with

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(1) Description of Business (Continued)

$5.1 million in revenue representing the related gross profit being deferred over the period of D&D work.

        On the date of the closing of the asset sale agreement, the trust fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds, and any investment returns arising therein, remains restricted solely to that purpose. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the statements of operations and comprehensive income (loss) as other income (expense), net. As part of this transaction, we have assumed Exelon's cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. To the extent that the trust fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

        As the trust fund assets that were transferred to us represent a prepayment of fees to perform the D&D work, we also recorded deferred revenue, including deferred revenue associated with the planning contract, of $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

        In conjunction with the acquisition of the shut down nuclear power plant, we became responsible for and assumed the asset retirement obligations ("AROs") for the plant and we established and initially measured an ARO in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work plus a profit margin and recognition of the ARO gain as the obligation is settled. The ARO gain results from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed we recognize a gain if actual costs are less than the estimated costs plus the third-party profit. Accretion expense and the ARO gain are recorded within cost of revenue because, through this arrangement, we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes are also recorded to cost of revenue in the statements of operations and comprehensive income (loss) in the period identified. We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and is amortized into cost of revenue in the same manner as deferred revenue, using the proportional performance method.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements contain the accounts of EnergySolutions, Inc., a Delaware corporation, and its wholly owned subsidiaries and controlled joint ventures after eliminating all intercompany balances and transactions in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. We evaluated all subsequent events through the date that we filed these financial statements in our Annual Report on Form 10-K with the Securities and Exchange

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Commission (the "SEC"). The consolidated financial statements are presented in conformity with U. S. generally accepted accounting principles ("U.S. GAAP").

        Prior to December 2011, we had majority voting rights for two of our minority-owned joint ventures. Accordingly, we included their operations in our consolidated financial statements. We recorded the portion of the earnings from operations applicable to the noncontrolling partners as net income and comprehensive income attributable to noncontrolling interests. In December 2011, we acquired 100% of the noncontrolling interest in our Isotek Systems, LLC consolidated joint venture. We still maintain majority voting rights for the other minority-owned joint venture, although the associated contract was completed in March 2011.

(b) Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenue and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) proportion of completion on long-term contracts, (ii) the costs to close and monitor our landfill and D&D facilities and equipment including D&D of Zion Station, (iii) recovery of long-lived assets, (iv) analysis of goodwill impairment, (v) useful lives of intangibles assets and property, plant and equipment, (vi) costs for unpaid claims and associated expenses related to employee health insurance, (vii) the determination of rate reserve provisions, (viii) provision for a valuation allowance on deferred tax assets, (ix) uncertainties in income taxes, (x) contingencies and litigation and (xi) stock price volatility and expected forfeiture rates for stock option valuation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

(c) Cash and Cash Equivalents

        We consider all cash on deposit, money market accounts and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

(d) Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of accounts receivable, net of the allowance for doubtful accounts, represents estimated net realizable value. The allowance for doubtful accounts is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. We generally do not require collateral for accounts receivable; however, we regularly review all accounts receivable balances and assess the collectability of those balances. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Account balances are written off against the allowance after all

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

reasonable means of collection have been exhausted and recovery is considered remote. We had an allowance for doubtful accounts of $1.8 million as of December 31, 2012 and 2011.

(e) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenue and Retainage.

        Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We recognize a rate differential for any anticipated liabilities or receivables resulting from the difference between estimated billing rates and actual rates on certain contracts with the federal government. This differential liability or receivable will be settled based upon the completion of audits of the actual rates by the applicable federal government audit agency and negotiation of final indirect rates with the applicable federal agency official. As of December 31, 2012 we had outstanding rate reserve receivables totaling $6.9 million which are included in noncurrent assets and outstanding rate reserve liabilities totaling $1.9 million of which $1.4 million were current and are included in accrued expenses and other current liabilities in our consolidated balance sheets. As of December 31, 2011, we had outstanding rate reserve receivables totaling $6.0 million and outstanding rate reserve liabilities totaling $0.8 million which are included in noncurrent assets and noncurrent liabilities in our consolidated balance sheets.

        Retainage represents amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 31, 2012 and 2011, we had retainage balances of $4.4 million and $2.2 million, respectively, of which $1.3 million and $1.6 million, respectively, were current and included in other current assets in the consolidated balance sheets. The remaining portion is classified as long term and is included in other noncurrent assets in our consolidated balance sheets.

(f) Nuclear Decommissioning Trust Fund Investments

        The nuclear decommissioning trust ("NDT") fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. Gains and losses resulting from adjustments to fair value are recorded in the statements of operations and comprehensive income (loss) as other income (expense), net.

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

  •
  Determining the management-sharing ratio; and

  •
  Reviewing the funding and operating agreements.

        Investments in entities in which we do not have a controlling financial interest, but over which we have a significant influence are accounted for using the equity method. As of December 31, 2012 and 2011, we had investments in unconsolidated joint ventures balances of $6.4 million included in other long term assets in the consolidated balance sheets.

        We continuously evaluate our VIEs as facts and circumstances change to determine whether we are the primary beneficiary in accordance with authoritative guidance. This evaluation may result in consolidation of a previously unconsolidated joint venture or in deconsolidation of a previously consolidated joint venture. See Note 5, Joint Ventures for further information.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Years
Buildings, building improvements and land improvements	5 to 31
Computer hardware and software	1 to 7
Furniture and fixtures	5 to 7
Machinery and equipment	5 to 20
Trucks and vehicles	5 to 15

        We capitalize costs associated with the construction of disposal cells such as excavation, liner construction and drainage systems construction, as well as the ARO in accordance with accounting guidance for AROs. These costs are depreciated over the capacity of the individual cells based on a per unit basis as landfill airspace is consumed. Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

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

        We evaluate goodwill at the reporting unit level at least annually for impairment and more frequently if an event occurs or circumstances change that indicate that the asset might be impaired. Under applicable accounting guidance, we are permitted to use a qualitative approach to evaluating goodwill impairment when no indicators of impairment exist and if certain accounting criteria are met. To the extent that indicators exist or the criteria are not met, we use a quantitative approach to evaluate goodwill impairment. Such quantitative impairment assessment is performed using a two-step, fair value based test. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step requires an allocation of fair value to the individual assets and liabilities using purchase price allocation guidance in order to determine the implied fair value of goodwill. If the

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded as a reduction to goodwill and a charge to operating expense.

        Application of the goodwill impairment test requires management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to the reporting units and determining the fair value of the reporting unit. We estimate the fair value of the reporting units using a combination of an income and a market approach. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses, based primarily on estimated category expansion, pricing, market segment penetration and general economic conditions. The market approach is calculated based on market multiples for comparable companies as applied to our company-specific metrics. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. In addition, cash flow forecasts used to assess both goodwill and certain other intangible assets, in particular customer relationships, include assumptions regarding contract wins or extensions.

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

        Accounting guidance for AROs requires us to record the fair value of an ARO as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset, except for the Zion Station related ARO. We are also required to record a corresponding asset that we depreciate over the life of the asset. For the Zion Station related ARO we do not record an ARO asset that depreciates because the underlying tangible assets have no future value. Instead, we have capitalized deferred project costs that will be amortized to cost of revenue as the D&D work is performed. After the initial measurement of our AROs, the ARO is adjusted at the end of each period to reflect the passage of time (accretion) and changes in the estimated future cash flows underlying the obligation.

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

        Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion Station related ARO these changes are not capitalized or depreciated as an ARO asset

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

but are instead recorded directly to cost of revenue in the consolidated statements of operations and comprehensive income (loss).

        We update our final capping, closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates. If we perform work internally related to AROs, we will recognize a gain for the difference between our actual costs incurred and the recorded ARO, which includes an element of profit. While other ARO gains are classified as a reduction in operating expense, we classify the recognition of the third-party profit included in the Zion Station ARO in cost of revenue as activities are performed because we are undertaking these activities pursuant to our core business strategy and fulfilling the cost of the contract represents ongoing major or central operations of EnergySolutions.

(l) Self-Insurance and Recoveries

        We have retained a portion of the financial risk related to our employee health insurance plan. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated by considering pending claims and historical trends and data. The estimated liability associated with settling unpaid claims was $1.9 million and $1.5 million as of December 31, 2012 and 2011, respectively, and is included in accrued expenses and other current liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as other current assets or other long-term assets when management believes that the receipt of such amounts is probable. As of December 31, 2012 and 2011, we did not have any expected insurance recoveries.

(m) Derivative Financial Instruments

        We record all derivatives at fair value on the consolidated balance sheets as either an asset or a liability. We do not meet the hedge criteria for our existing derivatives; therefore, changes in the fair value of our derivatives are included in other income (expense), net.

(n) Share-Based Payment

        We recognized shared based compensation costs in the statement of operations and comprehensive income (loss) over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant. In our share-based compensation strategy we utilize a combination of stock options and restricted stock that vest over time based on service and performance. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. For performance based stock options and restricted stock compensation, expense is recognized over the vesting period beginning at the grant date if it is probable that performance targets will be achieved. If prior to the performance measurement date, it is no longer probable that the performance targets will be achieved, the expense related to the grant will be adjusted accordingly and prior recognized compensation expense will be reversed. Also, if at the performance measurement date the performance targets are not achieved, the expense related to the grants will be adjusted to the earned amounts and compensation expense will also be adjusted accordingly.

        We use the Black-Scholes valuation model to estimate the fair value of stock options. Option valuation methods, including Black-Scholes, require the input of assumptions including the risk-free interest rate, dividend rate, expected term and volatility rate. For awards with a market condition, we use a Monte Carlo valuation model. See Note 14 for further discussion regarding the assumptions used in our valuation models.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(o) Revenue and Cost of Revenue

Revenue Recognition

        We record revenue when all of the following conditions exist: (i) evidence of an agreement with our customer; (ii) work has actually been performed; (iii) the amount of revenue is fixed or determinable and (iv) collection from our customer is reasonably assured. If we have multiple contracts with a single customer, we evaluate the circumstances surrounding each contract to determine whether or not the contracts are required to be grouped or segmented for revenue recognition purposes. Provision for estimated contract losses is recognized in full in the period in which the losses are identifiable and include all estimated direct costs to complete the contract (excludes future selling, general and administrative costs expected to be allocated to the contract). Contract claims and change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Costs incurred for bidding and obtaining contracts are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, we recorded provision for losses in the amount of $0.9 million, $0.2 million and $1.6 million, respectively.

        Our contracts may include the following multiple deliverables: transportation services, disposal services, training, on-site support, and warranties. For contracts containing multiple deliverables, we evaluate whether each deliverable should be accounted for separately or if they should be combined together for revenue recognition purposes. If the determination is made that separate accounting is required, we follow the applicable revenue recognition guidance in allocating contract value between the identified deliverables.

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

        For the years ended December 31, 2012, 2011 and 2010, revenue calculated using a cost-to-cost approach, including Zion Station project revenues, were $163.5 million, $175.0 million and $76.9 million, respectively.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(p) Advertising Costs

        We expense advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses. We incurred $4.2 million, $4.1 million and $5.0 million in advertising expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        We account for income taxes in accordance with authoritative accounting guidance. Judgment is required in determining our provision for income taxes. In the normal course of business, we may engage in numerous transactions every day for which the ultimate tax outcome (including the period in which the transaction will ultimately be included in taxable income or deducted as an expense) is uncertain. Additionally, the tax returns we file are subject to audit and investigation by the Internal Revenue Service ("IRS"), state agencies in the U.S. and by foreign government agencies. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized.

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

(r) New Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance regarding testing indefinite-lived intangible assets for impairment. The guidance provides an entity the option to assess qualitative factors to determine whether the existence of events and circumstances leads to the determination that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. If the entity concludes otherwise, no further quantitative assessment is required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of this guidance is not expected to have an impact on our results of operations, financial position or cash flows.

        In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, entities are required to

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have an impact on our consolidated financial statements as it only requires a change in the format of our presentation.

        In February 2013, the FASB issued an update to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the update did not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP to provide additional detail about those amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

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

(u) Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation gains and losses resulting from

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

translating asset and liability accounts of our foreign subsidiaries from their local currencies at the exchange rates in effect at the balance sheet date, and gains or losses associated with pension or other postretirement benefits, that are not recognized immediately as a component of net periodic benefit cost. We present components of other comprehensive income (loss) in the statements of operations and comprehensive income (loss), net of related tax effects.

(v) Reclassifications

        Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation. Approximately $14.0 million was reclassified from unearned revenue, current portion to accrued expenses and other current liabilities as of December 31, 2011.

        Prior to the third quarter of 2012, purchases of equipment and other assets associated with the decommissioning of the Zion Station were included in property, plant and equipment in the balance sheets. During the third quarter of 2012, we reclassified those amounts from property plant and equipment to facility and equipment decontamination and decommissioning liabilities. As a result, facility and equipment decontamination and decommissioning liabilities decreased by $4.9 million for the year ended December 31, 2011. In addition, net cash provided by operating activities and net cash used in investing activities decreased by $4.9 million for the year ended December 31, 2011, as a result of this correction.

(3) Trust Fund Investments

        The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of December 31, 2012, investments held by the NDT fund, net, totaled $598.5 million, and are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(3) Trust Fund Investments (Continued)

        NDT fund investments consisted of the following (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$—	$—	$—	$—	$138	$—	$—	$138
Receivables for securities sold	7,422	—	—	7,422	8,996	—	—	8,996
Investments
Corporate debt securities	223,662	17,940	(575)	241,027	315,937	9,279	(4,844)	320,372
Equity securities	10,117	4,249	(61)	14,305	21,210	5,182	(434)	25,958
Direct lending securities	98,138	6,026	(1,721)	102,443	58,498	3,833	(333)	61,998
Debt securities issued by states of the U.S.	31,306	3,806	—	35,112	60,444	2,453	(390)	62,507
Cash and cash equivalents	23,686	—	—	23,686	—	—	—	—
Commingled funds	4,017	527	—	4,544	45,979	—	(156)	45,823
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	166,925	3,912	(880)	169,957	165,766	6,201	(163)	171,804

Total investments	557,851	36,460	(3,237)	591,074	667,834	26,948	(6,320)	688,462

Net assets held by the NDT fund	$565,273	$36,460	$(3,237)	598,496	$676,968	$26,948	$(6,320)	697,596

Less: current portion				(152,507)				(174,270)

Long-term investments				$445,989				$523,326

        Investments held by the NDT fund are included in current and other long-term assets in the accompanying balance sheets, depending on the expected timing of usage of funds. We have withdrawn from the NDT fund approximately $158.3 million, $161.5 million and $30.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, to pay for Zion Station D&D project expenses, estimated trust income taxes and trust management fees.

        For the years ended December 31, 2012, 2011 and 2010, we recorded unrealized gains resulting from adjustments to the fair value of the NDT fund investments of $11.7 million, $3.0 million and $17.6 million, respectively. Realized gains and losses related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $51.1 million, $55.5 million and $16.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the consolidated statements of operations and comprehensive income (loss).

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(4) Fair Value Measurements (Continued)

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

        The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market and is categorized as Level 1. The fair market value of our senior secured credit facility was approximately $508.6 million as of December 31, 2012 and $524.4 million as of December 31, 2011. The carrying value of our senior secured credit facility was $527.0 million as of December 31, 2012 and December 31, 2011. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of December 31, 2012 and 2011, with a fair market value of approximately $283.5 million as of December 31, 2012 and $280.9 million as of December 31, 2011.

        The following table presents the NDT fund investments measured at fair value (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (revised)
Assets
Cash	$—	$—	$—	$—	$138	$138	$—	$—
Receivables for securities sold	7,422	7,422	—	—	8,996	8,996	—	—
Investments
Cash and cash equivalents	23,686	23,686	—	—	—	—	—	—
Commingled funds(1)	—	—	—	—	21,258	—	21,258	—
Fixed income securities(2)	446,096	125,605	320,491	—	554,578	49,271	505,307	—
Equity securities(3)	14,305	14,305	—	—	25,958	25,958	—	—
Direct lending securities(4)	102,443	—	—	102,443	61,998	—	—	61,998
Units of participation(1)	4,544	—	4,544	—	24,670	—	24,670	—

Total investments	591,074	163,596	325,035	102,443	688,462	75,229	551,235	61,998

Net assets held by the NDT fund	$598,496	$171,018	$325,035	$102,443	$697,596	$84,363	$551,235	61,998

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

(2)
For fixed income securities, multiple prices from pricing services are obtained from pricing vendors whenever possible, which enables cross-provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(4) Fair Value Measurements (Continued)

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

(4)
Direct lending securities are investments in managed funds that invest in private companies for long-term capital appreciation. The fair value of these securities is determined using either an enterprise value model or a bond valuation model. The enterprise value model develops valuation estimates based on valuations of comparable public companies, recent sales of private and public companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company or its assets, considering offers from third parties to buy the portfolio company, its historical and projected financial results, as well as other factors that may impact value. Significant judgment is required in the applications of discounts or premiums applied to the prices of comparable companies for factors such as size, marketability and relative performance. Under the bond valuation model, expected future cash flows are discounted using a discount rate. The discount rate is composed of a market based rate for similar credits in the public market and an internal credit rate based on the underlying risk of the credit. Investments in direct lending funds are categorized as Level 3 because the fair value of these securities is based largely on inputs that are unobservable and also utilize complex valuation models. Investments in direct lending securities typically cannot be redeemed until maturity of the term loan.

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

        The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

Direct Lending Securities	December 31, 2012	December 31, 2011
Beginning balance	$61,998	$—
Purchases and issuances	82,285	95,573
Sales, dispositions and settlements	(39,706)	(37,167)
Realized gains and losses	(2,940)	92
Change in unrealized gains and losses	806	3,500

Ending balance	$102,443	$61,998

(5) Joint Ventures

        We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under "Equity in income of unconsolidated joint ventures" in our consolidated statements of operations and comprehensive income (loss). In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary.

        In 2012, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(5) Joint Ventures (Continued)

        The table below presents unaudited financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

	December 31, 2012	December 31, 2011	December 31, 2010
Current assets	$49,979	$46,759	$63,251
Current liabilities	25,127	22,306	43,023
Revenue	153,692	158,729	282,442
Gross profit	20,547	31,940	36,434
Net income	20,001	31,324	35,866
Net income attributable to EnergySolutions	7,392	11,103	13,120

        Our percentage of ownership of unconsolidated joint ventures as of December 31, 2012 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

        We received dividend distributions from our unconsolidated joint ventures in the amount of $7.5 million, $12.1 million and $11.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Noncontrolling interests

        Prior to December 2011, we had majority voting rights for two of our minority-owned joint ventures. Accordingly, we included their operations in our consolidated financial statements. We recorded the portion of the earnings from operations applicable to the noncontrolling partners as net income and comprehensive income attributable to noncontrolling interests. In December 2011, we acquired 100% of the noncontrolling interest in our Isotek Systems LLC consolidated joint venture. We still maintain majority voting rights for the other minority-owned joint venture, although the associated contract was completed in March 2011. Assets from this consolidated joint venture can only be used to settle its own obligations. Additionally, our assets cannot be used to settle the joint venture's obligations because the joint venture does not have recourse to the general credit of the Company.

        We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors' share of cash generated by operations, are recorded as a reduction in noncontrolling interests. For the year ended December 31, 2012, we recorded a noncontrolling interest loss of $0.1 million. For the years ended December 31, 2011 and 2010 we recorded a noncontrolling interest income of $2.5 million, and $2.1 million, respectively. Distributions to noncontrolling interest

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(5) Joint Ventures (Continued)

shareholders were $0.2 million, $4.2 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(6) Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Land and land improvements	$28,679	$28,412
Buildings and improvements	37,233	36,829
Computer hardware and software	24,135	26,076
Furniture and fixtures	5,085	4,858
Landfill	70,634	61,356
Machinery and equipment	93,724	87,889
Trucks and vehicles	13,844	16,142
Leasehold improvements	8,235	7,839
Capital leases	6,950	6,726
Construction in progress	10,663	13,300

	299,182	289,427
Less accumulated depreciation and amortization	(179,924)	(162,818)

	$119,258	$126,609

        In accordance with the accounting guidance for capitalization of costs of computer software developed or obtained for internal use, we capitalized $3.1 million and $1.2 million of software costs during the years ended December 31, 2012 and 2011, respectively. Capitalized software costs for those years related to upgrades to our information technology infrastructure and the purchase of new timekeeping and project control software licenses.

        During 2012, we performed a comprehensive review of our computer software and determined that the fair market value of some software licenses was lower than their carrying value. As a result, we wrote down $3.3 million of certain licenses related to our enterprise resource planning system and various modules or ancillary systems. This amount is included in corporate selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

        We recorded $23.7 million, $22.3 million and $20.5 million of depreciation expense for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense of assets recorded under capital leases is included in depreciation expense.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(6) Property, Plant and Equipment (Continued)

        A detail of the Property, plant and equipment acquired under capital leases was as follows (in thousands):

	December 31, 2012	December 31, 2011
Computer equipment	$3,353	$3,353
Machinery and equipment	668	668
Trucks and vehicles	2,929	2,706

	6,950	6,727
Less accumulated amortization	(4,439)	(3,565)

	$2,511	$3,162

        During the years ended December 31, 2012 and 2011, we entered into $0.2 million and $3.0 million, respectively, of capital leases.

(7) Goodwill

        As of December 31, 2012 and 2011, we had recorded $308.6 million and $306.4 million of goodwill, respectively, related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. For the year ended December 31, 2012 we recorded $2.2 million of translation gains related to goodwill denominated in foreign currencies. For the year ended December 31, 2011 we recorded $40,000 of translation losses related to goodwill denominated in foreign currencies.

        In accordance with authoritative guidance for accounting for goodwill and other intangible assets, we perform an impairment test on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. If indicators of impairment do exist or the accounting criteria are not met, we test goodwill by first comparing the book value of net assets to the fair value of the reporting units. We estimate the fair value of the reporting units using a combined income and market approach. The income approach is calculated based on management's best estimates of future cash flows which depend upon pricing strategies, market segment share and general economic conditions. Changes in these forecasts could significantly change the calculated fair value of a reporting unit. The market approach is calculated based on market multiples for comparable companies as applied to our company-specific metrics. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

        Due to changes in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. As a result, management performed a comprehensive review of its financial forecasts and adjusted its estimates of future cash flows. These events prompted

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(7) Goodwill (Continued)

us to perform interim goodwill impairment tests as of both June 30, 2012 and September 30, 2012. The first step of the interim impairment assessment compared the estimated fair value of each of the reporting units to the carrying value, including goodwill, and indicated, each of our reporting units' fair value exceeded their carrying value; therefore, the second step was not required. We evaluated whether there were any indicators of impairment as of December 31, 2012 that would require us to perform an additional interim impairment analysis and determined that there were none.

        During 2011, we recorded a $174.0 million non-cash goodwill impairment charge. Of the $174.0 million, $35.0 million was related to the Government Group reporting unit and $139.0 million was related to our LP&D reporting unit. Factors considered in determining the impairment included a decline in our stock price and the continued deterioration of the market and economic conditions. We measured the fair value of the Government Group and LP&D reporting units by using management's business plans and projections as the basis for expected cash flows for the next five years, a 2.5% estimated residual growth rate for future years and a 17% weighted average discount rate. This non-cash charge reduced goodwill recorded in connection with previous acquisitions and did not impact our overall business operations, cash position, operating cash flow or debt covenants.

        During 2010 we recorded a $35.0 million non-cash goodwill impairment charge for the Government Group reporting unit. Factors culminating in the impairment included continued weakness in the macroeconomic environment and lower forecasted growth. In determining the fair value of the reporting unit, we probability weighted the future business opportunities based on our internal assessments. However, some of the proposals are for substantial contract awards and either winning or losing those bids can have a significant impact on our fair value calculations. We measured the fair value of the Government Group reporting unit by using management's business plans and projections as the basis for expected cash flows for the next five years, a 2.5% residual growth rate thereafter and a 11.5% weighted average discount rate. The 2010 impairment charge did not impact our cash position, operating cash flow or debt covenants.

(8) Other Intangible Assets

        Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships, non-compete agreements and technology. We do not have intangible assets that are not subject to amortization.

        Other intangible assets consist of the following (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$241,616	$(76,406)	16.9 years	$240,853	$(66,544)	17.9 years
Customer relationships	161,429	(93,552)	5.6 years	157,594	(77,661)	6.4 years
Technology and other	15,490	(10,540)	3.1 years	15,490	(8,853)	4.1 years

Total amortizable intangibles	$418,535	$(180,498)	13.4 years	$413,937	$(153,058)	14.0 years

        For the year ended December 31, 2012 we recorded $2.5 million of translation gains related to intangible assets denominated in foreign currencies. For the year ended December 31, 2011 we

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(8) Other Intangible Assets (Continued)

recorded $1,900 of translation losses related to intangible assets denominated in foreign currencies. Amortization expense was $26.0 million, $25.7 million and $25.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Estimated annual amortization expense for each of the next five years is as follows (in thousands):

	2013	2014	2015	2016	2017
Estimated annual amortization expense	$25,801	$24,959	$21,426	$19,731	$18,016

(9) Long-Term Debt

        Our outstanding long-term debt consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Term loan facilities due through 2016(1)	$527,000	$527,000
Term loan unamortized discount	(8,741)	(10,797)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(3,090)	(3,469)
Revolving credit facility	—	—

Total debt	815,169	812,734
Less: current portion	(16,592)	—

Total long-term debt	$798,577	$812,734

(1)
The variable interest rate on borrowings under our senior secured credit facility was 6.25% as of December 31, 2012 and 2011.

        On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $73.0 million was used to fund letters of credit issued as of December 31, 2012. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50%(subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. The proceeds of the senior secured credit facility were used to repay outstanding indebtedness under former credit agreements, collateralize reimbursement obligations to the deposit issuing banks with respect to deposit letters of credit, replace synthetic letters of credit issued under former credit agreements and provide credit support for obligations acquired under the agreements with Exelon. As of December 31, 2012 and 2011, borrowings of $310.6 million and $310.3 million, respectively, under the senior secured term loan were held in a restricted cash account as collateral for the Company's reimbursement obligations with respect to deposit letters of credit.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Long-Term Debt (Continued)

        Scheduled annual principal payments of our outstanding long-term debt for the years subsequent to December 31, 2012, are as follows (in thousands):

2013	$16,592
2014	1,354
2015	5,416
2016	503,638
2017	—
Thereafter	300,000

Outstanding long-term debt	827,000
Less: unamortized discounts	(11,831)

Long-term debt net of discounts	$815,169

        The senior secured term loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of senior secured term loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC.

        As of December 31, 2012, we had an $16.6 million mandatory principal repayment based on our excess cash flow and no scheduled quarterly repayments due within the next 12 months. We made no principal debt payments during 2012. For the year ended December 31, 2011 we made principal repayments totaling $30.2 million of which $26.0 were optional. Each optional prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis. For the year ended December 31, 2010 we made principal repayments totaling $2.8 million.

        For the years ended December 31, 2012, 2011 and 2010, we made cash interest payments of $71.5 million, $73.9 million and $29.9 million, respectively, related to our current and former credit facilities as well as the senior notes. In addition, during the year ended December 31, 2010, we paid fees of approximately $23.2 million to our lenders to obtain the new senior secured credit facility and to issue the senior notes, which are being amortized over the remaining term of the senior secured credit facility and the senior notes. We also wrote off $19.1 million of deferred financing fees related to our previous debt in 2010.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Long-Term Debt (Continued)

        The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.25 for the quarter ending December 31, 2012, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended December 31, 2012 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2012, our total leverage and cash interest coverage ratios were 3.0 and 2.62 respectively.

        The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2012 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the year ended December 31, 2012 were $20.3 million. As of December 31, 2012, we were in compliance with all of the covenants under our senior secured credit facility.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Long-Term Debt (Continued)

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

        Each subsidiary co-issuer and guarantor of our senior notes is exempt from reporting under the Securities Exchange Act of 1934 , as amended (the "Exchange Act"), pursuant to Rule 12h-5 under the Exchange Act, as the subsidiary co-issuer and each of the subsidiary guarantors is wholly owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

Subsequent Events

        On February 15, 2013, we entered into Amendment No. 2 to the senior secured credit facility and Consent and Waiver (the "Loan Amendment"), with the lenders party thereto and JP Morgan Chase Bank, N.A., as the administrative and collateral agent. The Loan Amendment contains the following terms and conditions:

  1)
  that the lenders and the administrative agent consent to i) the consummation of the Merger; ii) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility, iii) a consent to any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iv) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions; and v) 1% prepayment premium if any senior

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(9) Long-Term Debt (Continued)

    secured term loans are refinanced prior to the date that is one year following the execution date of the Loan Amendment;

  2)
  that the definition of change of control and reporting requirements under the senior secured credit facility be amended;

  3)
  that upon the closing of the Merger, that the applicable margin for our senior secured term loan made pursuant to the senior secured credit facility be increased;

  4)
  that we will pay a consent fee to each lender that has entered into the Loan Amendment equal to (i) 0.5% of the sum of the outstanding term loans and revolving commitments of such lender on the execution date of the Loan Amendment and (ii) 0.5% of the sum of the outstanding term loans and revolving commitments of such lender on the closing date of the merger;

  5)
  that we reimburse the administrative agent for fees, charges and disbursements of counsel in connection with preparation of the Loan Amendment;

  6)
  that no later than 150 days after the closing of the Merger, that we reduce our debt with respect to our senior secured term loans under the amended senior secured credit facility and our 10.75% Senior Notes due 2018, after giving effect to the Merger, to $675 million or less; and

  7)
  that the Loan Amendment would take effect upon the consummation of the Merger.

        If the Merger Agreement is terminated, then pursuant to the Reimbursement Agreement we entered into with Parent and Merger Sub on February 15, 2013 in connection with the Loan Amendment, Parent will reimburse the Company for (i) certain fees, costs, expenses or disbursements, if and to the extent paid by or on behalf of the Company, payable in connection with the Loan Amendment and (ii) certain fees, costs, expenses or disbursements, if and to the extent paid by or on behalf of the Company, that would otherwise be payable by Parent under the Fee Letter dated January 7, 2013, by and between Morgan Stanley Senior Funding, Inc. and Parent, subject to offset in certain circumstances.

(10) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued project costs	$110,386	$152,972
Salaries and labor related expenses	41,395	42,585
Interest payable on long term debt obligations	13,421	12,389
VAT and other sales taxes payable	4,360	3,918
Vendor payables not yet invoiced	3,241	3,458
Due to state of South Carolina	2,321	3,252
Waste taxes and fees payable	3,896	4,819
Transportation and demurrage	2,733	3,823
Other accrued expenses	11,793	3,482

	$193,546	$230,698

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

        Our facility and equipment D&D liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Facilities and equipment ARO—Zion Station	$553,302	$690,209
Facilities and equipment ARO—Clive, UT	29,300	29,220
Facilities and equipment ARO—other	35,757	31,220

Total facilities and equipment ARO	618,359	750,649
Barnwell Closure	5,845	8,401

	624,204	759,050
Less: current portion	(138,757)	(160,520)

	$485,447	$598,530

        The inflation rate and credit-adjusted risk-free discount rate used to calculate the ARO estimate is as follows:

	Inflation Rate	Credit-Adjusted Risk-Free Discount Rate
December 31, 2012	2.27% - 2.78%	2.84% - 9.09%
December 31, 2011	2.56% - 2.90%	2.80% - 9.00%

        Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations. The following is a rollforward of our facilities and equipment ARO (in thousands):

	December 31, 2012	December 31, 2011
Beginning Balance as of January 1	$750,649	$812,114
Liabilities incurred	187	627
Liabilities settled	(159,776)	(191,476)
Accretion expense	30,017	32,319
ARO estimate adjustments	(2,718)	97,065

Ending liability	$618,359	$750,649

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(11) Facility and Equipment Decontamination and Decommissioning (Continued)

        Of the $2.7 million decrease in ARO liability for the year ended December 31, 2012, $8.7 million relates to a favorable ARO cost estimate adjustment for the Zion Station project due to lower estimated inflation and changes in expected timing of cash flows. Of the $97.1 million increase ARO liability for the year ended December 31, 2011, $94.9 million is related to a net increase in estimated costs for the Zion Station project. Cost adjustments for the Zion Station project are due primarily to a net increase in estimated future costs from original estimates in the areas of project management, direct task work, dry fuel storage equipment costs and/or the acceleration of certain license termination activities originally planned for later in the project. Our other AROs increased primarily due to increased estimated rates for labor and equipment and the addition of certain pieces of equipment requiring disposal. We evaluate our estimated costs at least annually and additional estimated cost changes could occur in the future.

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

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(11) Facility and Equipment Decontamination and Decommissioning (Continued)

        The following table presents a summary of the D&D deposits available to fund closure and post-closure obligations related to our AROs (in thousands):

	December 31, 2012	December 31, 2011
Zion Station plant—NDT fund(1)	$598,496	$697,596
Zion Station plant—restricted cash(2)	200,000	200,000
Clive, Utah facility—restricted cash(2)	85,606	83,607
Clive, Utah facility—letters of credit(3)	11,617	10,038
Tennessee facilities—escrow account(2)(4)	13,363	21,681
Tennessee facilities—letters of credit(3)(4)	20,772	3,022
Barnwell, South Carolina facility—trust fund(2)	5,845	8,401

(1)
Included in current and noncurrent assets in the accompanying balance sheets. In connection with the execution of the Exelon Agreements, and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is cash-collateralized, with the funds included in non-current restricted cash in the accompanying consolidated balance sheets.

(2)
Relates to deposit letters of credit. These amounts are included in restricted cash and decontamination and decommissioning deposits within other noncurrent assets in the accompanying consolidated balance sheets.

(3)
Letters of credit issued against our senior secured revolving credit facility.

(4)
To fund our obligation to clean and remediate our Tennessee facilities and equipment, we have also purchased insurance policies.

(12) Derivative Financial Instruments

        On December 18, 2008, we entered into an interest rate swap agreement with a notional amount of $200.0 million. This contract ended on January 4, 2011. As of December 31, 2010, the fair value liability of the interest rate swap contract was $0.1 million. Realized and unrealized gains and losses resulting from adjustments to the fair value of the contracts are included in other income (expenses), net, in our consolidated statements of operations and comprehensive income (loss), and resulted in a net gain of $1.6 million for the year ended December 31, 2010.

        In addition, we have foreign currency exposure related to our operations in the U.K. as well as other foreign locations. Exchange gains and losses resulting from this exposure are included in other income (expenses), net, in the accompanying consolidated statements of operations and comprehensive income (loss). During the three years ended December 31, 2012, 2011 and 2010, we recognized net gains of $0.1 million, $0.0 million and $0.1 million, respectively.

(13) Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income attributable to EnergySolutions by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(13) Income (Loss) Per Share (Continued)

EnergySolutions by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potentially dilutive common stock equivalents that have been issued by us relate to outstanding stock options and non-vested restricted stock awards and are determined using the treasury stock method.

        The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	2012	2011	2010
Weighted average common shares—basic	89,639,539	88,818,971	88,537,844
Dilutive effect of restricted stock and stock options	—	—	—

Weighted average common shares—diluted	89,639,539	88,818,971	88,537,844

Anti-dilutive securities not included above	7,379,376	7,365,075	7,381,866

(14) Equity-Based Compensation

Stock Options and Restricted Stock Grants

        In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "Plan"). The Plan authorizes our Board of Directors to grant stock options, restricted stock and other equity based awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000. As of December 31, 2012, there were 4,563,819 shares available for future issuance under the Plan. All of our outstanding stock based awards include a change in control provision that if certain conditions are met will accelerate vesting of the awards.

        Compensation costs related to options and restricted stock granted under the Plan, are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). We recorded non-cash compensation expense related to our stock option and restricted stock plan of $4.0 million, $10.0 million and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted were as follows:

	2012	2011	2010
Expected life of option (years)	6.00	6.00	6.25 to 6.50
Risk-free interest rate	1.1%	2.1% to 2.7%	1.7% to 3.5%
Expected volatility	44.3%	42.4% to 46.0%	49.0% to 51.2%
Expected dividend yield	—	—	1.48% to 1.99%

        The expected life of the options represents the period of time that the options granted are expected to be outstanding. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period, because we do not have sufficient exercise history to calculate an expected holding period. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant. Expected

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

volatility is based on the average long-term implied volatilities of peer companies as we have limited trading history beginning November 15, 2007 to present. Our expected forfeiture rate is based on rates experienced by us since the date of our IPO as well as our expectations of future forfeiture rates and represents management's best estimate of forfeiture rates that we expect to occur.

        A summary of stock option activity is presented below:

	Options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
				(in thousands)
Outstanding, December 31, 2009	6,694,346	$19.44	—	$4,187
Granted	743,553	5.98	—	9.5
Exercised	(8,400)	5.55	—	—
Forfeited or expired	(827,332)	15.05	—	—

Outstanding, December 31, 2010	6,602,167	18.26	—	33.1
Granted	484,600	6.22	—	—
Exercised	(10,350)	5.55	—	—
Forfeited or expired	(545,692)	14.70	—	—

Outstanding, December 31, 2011	6,530,725	17.55	—	—
Granted	506,000	4.21
Exercised	—	—
Forfeited or expired	(4,539,129)	22.20

Outstanding, December 31, 2012	2,497,596	6.29	6.91	—

Options vested and expected to vest, December 31, 2012	2,388,708	6.33	6.88	—

Options exercisable, December 31, 2012	1,098,701	7.39	5.82	—

        As of December 31, 2012, we had $1.3 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.0 years. The weighted average grant date fair value of options granted during 2012, 2011 and 2010 was $1.82, $2.78, and $2.64, respectively.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

        A summary of restricted stock activity is presented below:

	Shares	Weighted average grant-date fair value
Non-vested shares, December 31, 2009	545,906	$5.79
Granted	558,553	5.44
Vested	(297,839)	5.59
Forfeited	(97,722)	5.79

Non-vested shares, December 31, 2010	708,898	5.60
Granted	694,300	5.53
Vested	(302,928)	4.99
Forfeited	(102,509)	5.72

Non-vested shares, December 31, 2011	997,761	5.81
Granted	861,888	3.87
Vested	(387,507)	5.31
Forfeited	(177,949)	4.83

Non-vested shares, December 31, 2012	1,294,193	4.80

        As of December 31, 2012, there was $3.5 million of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

Phantom Stock

        Phantom stock is a method for us to reward employees if the company performs well financially. Phantom stock provides a cash or stock award based on the value of a number of shares to be paid out at the end of a specified period of time. We have awarded phantom stock to certain non-senior executives and senior executives of the Company.

        Phantom stock awards granted to non-senior executives are performance share units payable in cash based upon the company's closing stock price on the vesting date. Because these are paid in cash, these awards are revalued at the end of each reporting period and therefore, are classified as liabilities.

        Phantom stock awards granted to certain senior executives include a cash component and an equity component. The awards payable in cash are revalued at each reporting period. We use the Monte Carlo model to estimate the fair value of the awards and we amortize the estimated fair value over the vesting period using the accelerated attribution method. As of December 31, 2012 and 2011, we had recorded liabilities of $2.5 million and $0.5 million, respectively, related to phantom stock awards settled in cash, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. For the years ended December 31, 2012 and 2011, we recorded $2.9 million and $0.3 million, respectively, of compensation expense related to these awards.

        Phantom stock awards granted with an equity component that is payable in restricted stock rather than cash are valued at the grant date by using a Monte Carlo model and are amortized over the vesting period using the accelerated attribution method. Amortization of equity based phantom stock

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(14) Equity-Based Compensation (Continued)

awards is included in selling, general and administrative expenses. For the year ended December 31, 2012 we recorded $0.1 million of non-cash compensation expense related to these awards.

        The key assumptions used in the Monte Carlo model for phantom stock awards were as follows:

2012
Expected life of PSUs (years)	3.0 to 6.0
Risk-free interest rate	0.41%
Expected volatility	68.4%
Lack of marketability discount (for equity phantom stock awards)	15%

        As of December 31, 2012, we had approximately $12.8 million of unrecognized compensation expense related to outstanding phantom stock awards which will be recognized over a weighted average period of 2.4 years.

(15) Income Taxes

        Income taxes consist of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Current:
Federal	$9,631	$6,588	$21,917
State	580	(117)	994
Foreign	9,575	7,196	13,443

	19,786	13,667	36,354

Deferred
Federal	940	(42,232)	(5,149)
State	85	(5,720)	(1,583)
Foreign	(2,852)	(2,860)	(418)

	(1,827)	(50,812)	(7,150)

	$17,959	$(37,145)	$29,204

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        Income taxes are reconciled to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Federal income taxes at statutory rate	$7,646	$(81,664)	$2,521
State income taxes, net of federal tax benefit	883	(6,123)	(382)
Meals and entertainment	633	604	733
U.K. research and development credits	(4,161)	(4,925)	(3,506)
U.S. research and development credits	—	(1,376)	(1,701)
ZionSolutions trust income	16,640	15,125	9,499
Foreign tax rate differential	(3,331)	(1,832)	(3,075)
ZionSolutions trust rate differential	(8,314)	(8,103)	(5,087)
Disallowed and excess compensation	447	—	8
U.S. tax on foreign dividend net of foreign tax credit	1,600	—	—
Tax exempt interest income	(618)	—	—
Goodwill impairment	—	22,890	12,250
Change in valuation allowance	(595)	35,149	15,273
Prior period adjustments (including tax rate changes)	7,690	(3,373)	(944)
Change in uncertain tax positions	(375)	(3,271)	4,162
Other	(150)	(246)	(547)

	$17,959	$(37,145)	$29,204

        The significant components of our deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets—current:
Accrued compensation	$6,404	$9,039
Accrued expenses	5,036	4,151
Allowance for bad debt	664	660
Zion ARO liability	50,998	58,997
Zion unearned revenue	46,970	59,451
Zion cost capitalization	7,105	—
Other	954	6,250

Deferred tax assets—current	118,131	138,548
Valuation allowance	(8,643)	(8,867)

Deferred tax assets—current, net of valuation allowance	109,488	129,681

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

	December 31, 2012	December 31, 2011
Deferred tax liabilities—current:
Prepaid expenses	(2,209)	(909)
Zion trust unrealized gain	(1,188)	(1,404)
Investment in NDT fund	(55,044)	(63,313)
Zion deferred costs	(46,783)	(53,870)
Deferred revenue	(4,426)	(8,456)
Other	(939)	(359)

Net deferred tax assets (liability)—current	$(1,101)	$1,370

Deferred tax assets—noncurrent:
Asset retirement obligations other than Zion ARO	$17,141	$14,630
Plant, equipment and intangible assets (including tax-deductible goodwill) principally due to differences in depreciation and amortization	9,660	12,227
Accrued rate and contract reserves	997	—
Stock compensation	2,694	12,905
AMT credit carryover	1,388	444
Foreign tax credit carryforward	14,582	—
Net operating loss carryforwards	23,854	26,312
General business credit carryforward	7,274	—
Zion ARO liability	152,361	196,464
Zion deferred revenue	133,635	172,558
Zion cost capitalization	16,578	15,086
Other	3,241	1,733

Deferred tax assets—non current	383,405	452,359
Valuation allowance	(40,297)	(40,122)

Deferred tax assets—noncurrent, net of valuation allowance	343,108	412,237
Deferred tax liabilities—noncurrent:
Plant, equipment and intangible assets principally due to differences in depreciation and amortization	(47,030)	(52,430)
Accrued rate and contract reserves	(2,015)	(3,013)
Reclamation	(9,595)	(8,952)
Investment in NDT fund	(160,968)	(189,745)
Unrealized gains in NDT Fund investments	(7,478)	(8,839)
Zion deferred costs	(132,381)	(171,117)
Other	(4,148)	(1,403)

Net deferred tax liabilities—noncurrent	$(20,507)	$(23,262)

Total deferred tax assets	$452,596	$541,918

Total deferred tax liabilities	$(474,204)	$(563,809)

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        For the years ended December 31, 2012 and 2011, we had net operating loss carryforwards of $113.3 million and $112.8 million, respectively, in the U.S., $53.3 million and $36.9 million in the U.K., and $3.4 million and $2.2 million in Canada. Net operating loss carryforwards related to operations in the U.S. and Canada expire at various dates from 2021 through 2029. The net operating loss carryforwards in the U.K. do not expire. As of December 31, 2012, we also have general business credit carryforwards in the U.S. of $7.3 million that, if unused, will expire at various dates from 2027 through 2031 and foreign tax credit carryforwards of $14.6 million that, if unused or converted to net operating losses, will expire in 2022. In addition, as of December 31, 2012, we had alternative minimum tax credit carryforwards of $1.4 million that do not expire.

        Further, as a result of the various affiliated companies becoming part of a single consolidated filing group for federal income tax purposes, net operating loss carryforwards of $5.2 million are subject to "Separate Return Limitation Year" limitation rules. The realization of these losses in future years will be dependent on the taxable income of the subsidiaries that generated the net operating loss carryforward.

        In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have determined a valuation allowance is necessary for both the U.S. and U.K. totaling $48.9 million at December 31, 2012, and $49.0 million at December 31, 2011. The net change in the valuation allowance for the years ended December 31, 2012, 2011 and 2010 was a decrease of $0.1 million, an increase of $34.2 million and an increase of $13.2 million, respectively. The decrease in the valuation allowance for the year ended December 31, 2012 resulted from the current year change in net deferred tax assets in the U.S. and the U.K.

        Also during 2012, the Company determined that it had a need to repatriate cash from certain foreign jurisdictions. Consequently, the Company changed its prior assertion regarding permanent reinvestment of foreign earnings for the related foreign entities. There was a dividend paid from U.K. operations to the U.S. of approximately $31.6 million and the Company will begin recording deferred taxes related to all future foreign income or loss for these entities. Federal income taxes in the U.S. have not been provided on approximately $90.0 million of undistributed earnings of non-U.S. operations, which are considered to be permanently reinvested.

        As of December 31, 2012 and December 31, 2011, we had $0.1 million and $0.4 million, respectively, of gross unrecognized tax benefits, the majority of which will not impact our annual effective tax rate in future years. These tax benefits were accounted for under authoritative guidance

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

for accounting for uncertainty in income taxes. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits are as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2011	$354
Gross additions based on tax positions related to the current year	—
Gross reductions based on tax positions related to a prior year	(247)

Gross unrecognized tax benefits at December 31, 2012	$107

        The company and its U.S. subsidiaries are subject to U.S. federal and state income taxes and therefore, examinations by those taxing authorities. During 2011, the IRS finished its examination of the consolidated U.S. tax returns for the short tax period from November 16, 2007 through December 31, 2007 and the tax year ended December 31, 2008. There were no material adjustments to the amount of taxes previously recorded as a result of those exams. In addition, the statue of limitations for certain taxable periods in the U.S. expired during 2011; therefore $5.8 million of uncertain tax positions previously recorded were reversed. We recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The tax years 2008 through 2011 for U.S. federal and state returns, 2011 for U.K. returns and 2009 through 2011 for Canadian returns remain open to examination by the major taxing jurisdictions in which we operate. No material changes to unrecognized tax positions are anticipated during the next year. The Company is currently being audited by the Canada Revenue Agency. No adjustments have been proposed nor are expected as a result of that audit. The company has not been notified of audits by any other taxing authority and the timing of future tax examinations is highly uncertain, however, we do not anticipate any significant impacts to the unrecognized tax benefits within the next 12 months.

        We paid income taxes of $18.9 million, $26.8 million and $31.9 million during the years ended December 31, 2012, 2011, and 2010, respectively. These tax payments were made in the U.K., Canada and at the Zion NDT fund whereas the U.S. had losses and net operating loss carryforwards.

(16) Segment Reporting and Business Concentrations

        The Company has two major operating groups to serve our customers: the Government Group and the Global Commercial Group. The Government Group serves its government customers and pursues new opportunities within the government market. The Global Commercial Group focuses on increasing its customer base both nationally and internationally, and consolidates the operations of our Commercial Services, LP&D and International divisions. However, we continue to report separately each of our four operating business divisions to more fully present the results of our operations.

        Certain reclassifications have been made to the segment information reported for the prior year period ended December 31, 2010, to conform to current year presentation.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(16) Segment Reporting and Business Concentrations (Continued)

        The following table presents segment information as (in thousands):

	As of and for the Year Ended December 31, 2012
		Global Commercial Group
	Government Group				Corporate Unallocated Items
		CS	LP&D	International		Consolidated
Revenue from external customers(1)(6)	$163,381	$182,505	$222,802	$1,238,817	$—	$1,807,505
Income (loss) from operations(2)(5)	14,102	17,697	47,733	43,425	(83,050)	39,907
Depreciation, amortization and accretion expense	733	30,020	25,966	7,789	15,103	79,611
Goodwill	73,594	90,129	89,548	55,337	—	308,608
Other long-lived assets(3)	15,179	19,003	264,437	51,142	7,532	357,294
Purchases of property, plant and equipment	—	5,265	11,430	1,821	1,829	20,345
Total assets(4)	166,808	1,432,987	527,206	407,572	120,889	2,655,462

	As of and for the Year Ended December 31, 2011
		Global Commercial Group
	Government Group				Corporate Unallocated Items
		CS	LP&D	International		Consolidated
Revenue from external customers(1)(6)	$242,418	$200,670	$247,084	$1,125,342	$—	$1,815,514
Income (loss) from operations(2)(5)(7)	(12,504)	(94,358)	(69,070)	29,106	(68,769)	(215,595)
Depreciation, amortization and accretion expense	2,291	32,527	24,174	7,788	13,914	80,694
Goodwill(7)	73,594	90,129	89,548	53,087	—	306,358
Other long-lived assets(3)	24,811	21,036	272,687	54,584	14,370	387,488
Purchases of property, plant and equipment	479	4,863	13,792	897	3,703	23,734
Total assets(4)	162,134	1,647,644	572,257	544,429	89,469	3,015,933

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(16) Segment Reporting and Business Concentrations (Continued)

	As of and for the Year Ended December 31, 2010
		Global Commercial Group
	Government Group				Corporate Unallocated Items
		CS	LP&D	International		Consolidated
Revenue from external customers(1)(6)	$343,063	$121,112	$267,372	$1,020,495	$—	$1,752,042
Income (loss) from operations(2)(7)	(6,789)	3,638	88,707	35,371	(76,815)	44,112
Depreciation, amortization and accretion expense	3,513	9,618	22,706	7,451	11,158	54,446
Goodwill(7)	106,594	90,129	230,548	53,127	—	480,398
Other long-lived assets(3)	29,388	21,134	276,960	58,246	20,421	406,149
Purchases of property, plant and equipment	298	2,307	10,423	133	3,873	17,034
Total assets(4)	247,027	1,899,669	622,225	443,752	212,826	3,425,499

(1)
We eliminate intersegment revenue in consolidation. Intersegment revenue for the years ended December 31, 2012, 2011 and 2010 was $22.7 million, $19.8 million and $10.8 million, respectively. Revenue by segment represent revenue earned based on third-party billing to customers.

(2)
Net income from our unconsolidated joint ventures for the years ended December 31, 2012, 2011 and 2010 was $7.4 million, $11.1 million and $13.1 million, respectively, of which $7.7 million, $11.3 million and $13.1 million, respectively, was attributable to the Government Group. Income from our unconsolidated joint ventures was offset by losses of $0.3 million and $0.2 million, for the years ended December 31, 2012 and 2011, respectively, attributable to the LP&D operations.

(3)
Other long-lived assets include property, plant and equipment and other intangible assets.

(4)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, property, plant and equipment that benefit the entire company and cash.

(5)
For the year ended December 31, 2012, we recorded an $8.7 million non-cash favorable ARO adjustment related to the Zion Station project. For the years ended December 31, 2011 and 2010, we recorded $94.9 million and $4.8 million, respectively, of non cash unfavorable ARO estimated cost adjustments in the amount of related to the Zion Station project, for which no corresponding revenue was recognized.

(6)
Results of our operations for services provided by our Global Commercial Group to our customers in Canada, Asia and Europe are included in our International operations.

(7)
Included in income (loss) from operations from our Government Group is a $35.0 million goodwill impairment charge recorded for each of the years ended December 31, 2011 and 2010. Included in loss from operations from our LP&D segment is a $139.0 million goodwill impairment charge recorded for the year ended December 31, 2011.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(16) Segment Reporting and Business Concentrations (Continued)

        Our revenue and long-lived assets by geographic region as of and for the year ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

As of and for the Year Ended December 31,	United States	United Kingdom	Other	Total
2012
Revenue from external customers	$568,688	$1,139,426	$99,391	$1,807,505
Property, plant and equipment, net	116,284	1,108	1,866	119,258
2011
Revenue from external customers	$690,172	$1,101,037	$24,305	$1,815,514
Property, plant and equipment, net	125,155	807	647	126,609
2010
Revenue from external customers	$728,593	$1,014,423	$9,026	$1,752,042
Property, plant and equipment, net	121,948	575	126	122,649

(17) Customer Concentrations

        Our International segment derives its revenue primarily through contracts with the NDA. For the years ended December 31, 2012, 2011 and 2010, respectively 63.8%, 61.0% and 57.6%, of our total consolidated revenue was generated from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2012 and 2011 were $186.0 million and $217.7 million, respectively.

        We have contracts with various offices within the DOE, including the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenue from DOE contractors and subcontractors represented approximately 11.0%, 15.3% and 21.7% of our total consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2012 were $19.4 million and $33.5 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2011 were $35.8 million and $66.6 million, respectively.

(18) Commitments and Contingencies

(a)
Leases and Other Contractual Obligations

        We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $21.0 million, $18.5 million and $18.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        We are obligated under capital leases covering certain machinery and equipment, computer equipment and vehicles that expire at various dates during the next five years. As of December 31, 2012 and 2011, we had capital leases obligations of $2.6 million and $4.5 million, respectively. The current portion of the capital lease obligations is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligations is included in other noncurrent liabilities in our consolidated balance sheets.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

        The following table summarizes future minimum annual lease payments for all operating and capital leases and annual payments for other contractual obligations with initial or remaining lease terms greater than one year (in thousands):

Year ending December 31,	Operating Leases	Capital Leases	Other Contractual Obligations
2013	$11,068	$854	$2,500
2014	9,050	678	2,500
2015	7,248	644	2,500
2016	4,796	610	—
2017	3,412	174	—
Thereafter	12,250	—	—

Future minimum lease payments	$47,824	2,960	$7,500

Less portion representing interest		(365)
Less current portion of capital lease obligations		(700)

Long-term portion of capital lease obligations		$1,895

(b)
Letters of Credit/Insurance Surety

        We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2012, we had $307.1 million in deposit letters of credit issued under our senior secured credit facility and $73.0 million of letters of credit issued against our senior secured revolving credit facility. As of December 31, 2011, we had $307.0 million of deposit letters of credit issued under senior secured credit facility and $28.9 million of letters of credit issued against our senior secured revolving credit facility.

        As of December 31, 2012 and 2011, we had $27.5 million and $21.5 million, respectively, in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

        Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit and insurance policies. As of December 31, 2012 and 2011 the closure and post-closure state regulatory requirements for our facilities were $151.5 million and $145.2 million, respectively.

(c)
Legal Proceedings

False Claim Act Proceeding

        On August 7, 2002, Roger Lemmon, Patrick Cole and Kyle Gunderson filed a "qui tam" complaint in the U.S. District Court for the District of Utah as "relators" on behalf of the U.S. government, against Envirocare (our predecessor), pursuant to the False Claims Act. The complaint alleges that

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

Envirocare (a) violated various contractual and regulatory requirements related to waste disposal at the Clive, Utah facility; (b) failed to report the violations; and (c) falsely implied, in invoice documentation to the U.S. government, that Envirocare had complied with all applicable contractual and regulatory requirements. The complaint alleges that the U.S. government is entitled to recover substantial (but unspecified) damages, including treble damages. The U.S. government declined to pursue the case on its own behalf. The U.S. District Court for the District of Utah dismissed the complaint three times, each time with leave to amend the complaint. On August 4, 2010, the U.S. Tenth Circuit Court of Appeals reversed the third dismissal.

        On September 14, 2012, we and the plaintiffs in this matter reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which are subject to the approval of the U.S. government, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

City of Roseville Employees' Retirement System v. EnergySolutions, Inc., et al.

        On October 9, 2009, a purported class-action lawsuit captioned City of Roseville Employees' Retirement System v. EnergySolutions, Inc., et al., Civil No. 09 CV 8633 ("City of Roseville Lawsuit") was filed in the U.S. District Court for the Southern District of New York. On October 12, 2009, a second complaint captioned Building Trades United Pension Trust Fund vs. EnergySolutions, Inc., et al., Civil No. 09 CV 8648 (together with the City of Roseville Lawsuit, the "Related Actions") was filed in the same court. On February 18, 2010, the court consolidated the Related Actions and appointed a lead plaintiff. On April 20, 2010, the lead plaintiff filed its consolidated amended complaint. The consolidated amended complaint names as defendants EnergySolutions, Inc., certain of our current and prior directors, certain of our prior officers, the lead underwriters in our November 2007 initial public offering ("IPO") and July 2008 secondary offering (the "July 2008 Offering") and ENV Holdings, LLC, our former parent.

        On June 18, 2010, the defendants in the Related Actions filed a motion to dismiss the consolidated amended complaint. Rather than oppose the defendants' motion to dismiss, the lead plaintiff filed a second consolidated amended complaint on August 4, 2010, expanding on certain allegations in the consolidated amended complaint and adding certain new allegations. The plaintiffs bring claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act") against all defendants and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against all defendants except the underwriter defendants. The plaintiffs allege that the Company's registration statements and prospectuses and other public disclosures in connection with the IPO and July 2008 Offering contained misstatements and/or omissions of material fact. Specifically, the plaintiffs allege that the defendants made material misstatements and/or omissions relating to five categories of the Company's business: life of plant contracts, opportunities in the shut-down nuclear reactor market, the Zion Station project, the Company's rule making petition to the NRC to permit the use of decommissioning funds for disposal of major components prior to the cessation of activities at nuclear facilities, and global macroeconomic conditions. The plaintiffs seek to include all purchasers of our common stock from November 14, 2007 through October 14, 2008, as a plaintiff class and seek damages, costs and interest, rescission of the IPO and July 2008 offering and such other relief as the court may find just and proper.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

        On September 17, 2010, the defendants in the Related Actions filed a motion to dismiss the second consolidated amended complaint. The lead plaintiff filed an opposition to the defendants' motion to dismiss on November 2, 2010 and the defendants filed a reply memorandum of law in further support of defendants' motion to dismiss the second consolidated amended complaint on December 10, 2010. On June 16, 2011, the court heard oral argument on the motion to dismiss. On September 30, 2011, the court granted in part and denied in part the defendants' motion to dismiss the second consolidated amended complaint. Specifically, the court, among other things, dismissed all claims against all defendants relating to the alleged material misstatements and/or omissions relating to the state of the Zion Station project and the potential adverse effects of general macroeconomic conditions and dismissed certain other claims against certain defendants. Further, the court denied the defendants' motion to dismiss the claims related to the alleged material misstatements and/or omissions relating to life of plant contracts, opportunities in the shut-down nuclear reactor market and the Company's rule making petition to the NRC.

        On October 12, 2012, we and the plaintiffs in the Related Actions reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which is subject to customary court approvals, is not expected to have a material adverse effect on our financial position, results of operations or cash flows. The court signed an order preliminarily approving the settlement on December 3, 2012. A hearing for final approval of the settlement is scheduled for March 15, 2013.

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

        On October 12, 2012, we and the plaintiffs in the Related Actions reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying that proceeding. The agreement will also resolve the shareholder derivative actions filed by Messrs. Israni (which was voluntarily dismissed on October 9, 2012) and Fish. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. The confidential settlement arrangement, the final terms of which is subject to customary court approvals, is

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

not expected to have a material adverse effect on our financial position, results of operations or cash flows. Plaintiffs have requested that the court set a final hearing on the settlement for March 2013.

Pennington et al. v. ZionSolutions, LLC, et al.

        On July 14, 2011, four individuals, each of whom are electric utility customers of Commonwealth Edison Company, the former owner of the Zion Station ("Com Ed"), filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against ZionSolutions and Bank of New York Mellon, the trustee of the Zion Station decommissioning trust ("NDT") fund.

        The plaintiffs claim that payments from the NDT fund to ZionSolutions for decommissioning the Zion Station are in violation of Illinois state law, Illinois state law entitles the utility customers of Com Ed to payments (or credits) of a portion of the NDT fund and that Bank of New York Mellon was inappropriately appointed by ZionSolutions as trustee of the NDT fund. The plaintiffs seek to enjoin and recover payments from the NDT fund to ZionSolutions, that payments (or credits) of a portion of the NDT fund be made to utility customers of Com Ed, the appointment of a new trustee over the NDT fund, an accounting from Bank of New York Mellon of all assets and expenditures from the NDT fund, and costs and attorneys fees. The plaintiffs also seek class action certification for their claims. On September 13, 2011, the defendants filed a motion to dismiss the plaintiffs' claims. The motion has been fully briefed and submitted to the court for a decision. No decision has been rendered by the court.

Litigation Relating to the Merger with Energy Capital Partners

        Following the Company's January 7, 2013 announcement that it had entered into a Merger Agreement providing for the acquisition of the Company by Parent, an entity formed by Energy Capital Partners, ten purported class action lawsuits were brought against us, the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub. Six lawsuits were filed in the Delaware Court of Chancery, captioned Printz v. Rogel, et al., C.A. No. 8302-VCG (Jan. 10, 2013); Bushansky v. EnergySolutions, Inc., et al., C.A. No. 8210 (Jan. 11, 2013); Danahare v. EnergySolutions, Inc., et al., C.A. No. 8219 (Jan. 15, 2013); Graham v. EnergySolutions, Inc., et al. (Jan. 15, 2013), and Lebron v. EnergySolutions, Inc., et al., C.A. No. 8223 (Jan. 15, 2013); Louisiana Municipal Police Employees' Retirement System v. EnergySolutions, Inc., et al., C.A. No. 8350 (Feb. 22, 2013), (the "Delaware actions"). On January 19, 2013, the Court of Chancery entered an order consolidating the Delaware actions as In re EnergySolutions, Inc. Shareholder Litigation, Consolidated C.A. No. 8203-VCG. On January 28, 2013, the Court of Chancery entered an Order of Class Certification and Case Management which, among other things, certified a non opt-out class of EnergySolutions stockholders consisting of all persons who held shares of stock of EnergySolutions (excluding defendants named in the Delaware actions and their immediate family members, any entity controlled by any of the defendants, and any successors in interest thereto) at any time during the period from and including January 7, 2013, through the date of consummation or termination of the Merger.

        On March 15, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, EnergySolutions, Inc., the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub entered into a memorandum of understanding with the plaintiffs in the Delaware actions providing for the settlement in principle of the claims brought by

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(18) Commitments and Contingencies (Continued)

the plaintiffs in the Delaware actions. Pursuant to the memorandum of understanding, we included additional disclosures in our proxy statement requested by the plaintiffs in the Delaware actions. The parties to the Delaware actions are in the process of documenting the settlement and will present the settlement to the Delaware Court of Chancery for approval when that documentation is complete. In approving the settlement, the Delaware Court of Chancery may also require the Company to pay plaintiffs' attorney fees, the amount of which have not been determined.

        The other four lawsuits were filed in the Utah State District Court, Third Judicial District, Salt Lake County, and are titled Mohammed v. EnergySolutions, Inc., et al., No. 130400388 (Jan. 10, 2013); Luck v. EnergySolutions, Inc., et al. No. 130900256 (Jan. 11, 2013); Braiker v. EnergySolutions, Inc., et al., No. 130900573 (Jan. 25, 2013); and Temmler v. EnergySolutions, Inc., et al., No. 130900684 (Jan 31, 2013), (the "Utah actions"). On February 1, 2013, the Company and certain defendants filed a Motion to Dismiss or Stay, or in the Alternative for Extension of Time to Respond to Complaint in the Luck action, seeking to dismiss or stay the action in deference to the Delaware actions.

        Collectively, the Delaware actions and Utah actions generally allege that the individual defendants breached their fiduciary duties in connection with the merger because the merger consideration is unfair, that certain other terms in the Merger Agreement are unfair, and that certain individual defendants are financially interested in the merger. Some of the actions further allege that Energy Capital Partners II, LLC, Rockwell Holdco, Inc. and Rockwell Acquisition Corp. aided and abetted these alleged breaches of fiduciary duty. Among other remedies, the lawsuits seek to enjoin the merger, or in the event that an injunction is not awarded, unspecified money damages, costs and attorneys' fees. We believe that each of the Delaware actions and Utah actions is without merit, and we intend to vigorously defend against all claims asserted to the extent not yet resolved.

        We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions to the extent not yet resolved.

(19) Employee Benefit Plans

        We sponsor a defined contribution 401(k) plan that covers nearly all of our full time U.S. based employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Under this plan, upon the first day of the next month following commencement of employment, employees become immediately eligible to participate in the plan and to receive matching company contributions. We match 50% of the first 6% of a participant's deferred contribution. In addition, we may at our discretion contribute an additional 1% of a participant's deferred contribution. Employee contributions are fully vested immediately. Our contributions vest ratably over 4 years. We contributed $3.6 million, $3.5 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Uranium Disposition Services LLC—Post-Retirement Benefit Plan

        On March 14, 2008, we obtained majority voting rights for one of our minority-owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements from March 14, 2008. The joint venture sponsors a defined contribution plan for its eligible employees. The plan provides for matching employer contributions of 100% up to 4% of employee compensation. Additionally, the plan provides for an additional employer contribution for employees who are not eligible to participate in the joint venture's defined benefit pension plan ranging from 2.5% to 5.8% of

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

employee compensation. No contributions to the plan were made for the year ended December 31, 2012. Contributions to the plan totaled approximately$0.3 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively. The contract held by this joint venture was completed during the first quarter of 2011.

The Electricity Supply Pension Scheme ("ESPS")

        We provide a defined benefit pension plan for approximately 60 ESEU employees in the U.K. (the "ESEU Plan"). The ESEU Plan is funded by contributions from ESEU employees and EnergySolutions. All other U.K. employees are offered the opportunity to join a defined contribution pension scheme into which the Company pays a maximum of 12% of salary.

        In addition, under the terms of our contract with the NDA, EnergySolutions, through ESEU, manages the Magnox Limited pension plan (the "Magnox Plan"), which provides pension benefits to a majority of the 3,300 employees under management in the U.K. The Magnox Plan is funded by contributions from Magnox employees and the NDA. The plan is a separate section of an overall industry scheme, the Electricity Supply Pension Scheme ("ESPS").

        As part of the reorganization of the U.K. nuclear industry by the U.K. government, the NDA assumed responsibility to fund all employer pension contributions, including any deficit (and obtained the benefit of any surplus), to the Magnox Plan. In order to reflect these arrangements, our financial statements include an amount recoverable from the NDA, included within other noncurrent assets in an amount equal to the recorded Magnox section liability, net of tax, with a corresponding credit to revenue since the charges are allowable costs under our cost-plus contract with the NDA, offsetting a portion of the after-tax pension charges. The amount of the credit for the years ended December 31, 2012 and 2011 was $155.8 million and $259.1 million, respectively. The amount payable to the NDA, due to our overfunded status, was $39.5 million and $132.9 million as of December 31, 2012 and 2011, respectively, and is included in pension liabilities.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        The following table sets forth the change in projected benefit obligation, plan assets and funded status pension plans' obligation (in thousands):

	Year Ending December 31,
	2012	2011
Changes in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,447,461	$3,107,660
Service cost	56,271	56,635
Interest cost	159,303	173,275
Member contributions	476	481
Termination benefits	23,142	8,182
Benefits paid	(169,447)	(141,829)
Actuarial gain	155,815	259,111
Foreign currency translation	163,322	(16,054)

Projected benefit obligation at end of year	3,836,343	3,447,461

Changes in plan assets:
Fair value at beginning of period	3,580,382	3,226,786
Actual return on plan assets	193,382	418,267
Company contributions	85,595	85,194
Employee contributions	476	481
Termination benefits	17,912	8,182
Benefits paid	(169,447)	(141,829)
Foreign currency translation	167,493	(16,699)

Plan assets at end of year at fair value	3,875,793	3,580,382

Funded status at end of year	$39,450	$132,922

Amounts recognized in the consolidated balance sheets:
Pension assets included in other noncurrent assets	39,773	132,922
Pension liabilities included in other noncurrent liabilities	(31,043)	(128,748)
Accumulated other comprehensive loss (pretax)	(4,880)	(4,430)

        The termination benefits relate to early retirement benefits provided to employees who have left service involuntarily before normal retirement age and have been granted an unreduced early retirement pension. These are contractual termination benefits required under the plans' rules.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        Net periodic postretirement benefit costs consisted of the following (in thousands):

	Year Ending December 31,
	2012	2011	2010
Service cost	$56,271	$56,635	$50,256
Interest cost	159,303	173,275	163,602
Expected return on plan assets	(171,983)	(182,420)	(158,808)
Actuarial loss	951	—	155
Termination benefits	22,667	8,182	9,587

Net periodic postretirement benefit cost	$67,209	$55,672	$64,792

        Weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2012	December 31, 2011
Discount rate	4.3%	4.6%
Expected rates of return on plan assets	4.9% - 5.8%	4.7% - 5.9%
Rate of compensation increase	3.1%	3.1% - 3.5%

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

        The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

	December 31, 2012	December 31, 2011
Asset category:
Equities	14.7%	13.5%
Bonds	55.7%	64.1%
Real Estate	5.0%	5.0%
Other	24.6%	17.4%

	100.0%	100.0%

        Our investment policy is set by the trustees of the pension plans, after consultation with the Company. The investment policy and appointed investment managers are reviewed regularly by a subset of the trustees who form an investment committee, reporting to the full trustee body. Independent investment advice is obtained by the investment committee. The investment policy considers the timing and nature of future cash flows, as well as the risk characteristics of both the liabilities and the assets held. The investment objective is to maximize returns subject to there being sufficient assets and cash flow available to pay members' benefits as and when they are due.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(19) Employee Benefit Plans (Continued)

        The trustees have a policy of cash management to ensure that sufficient liquid funds are available when divestments are required to meet benefit payment obligations as they become payable.

        The following table sets forth by level within the fair value hierarchy a summary of the pension plans' investments (in thousands):

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash	$5,384	$5,384	$—	$—
Fixed income securities	2,267,773	837,131	1,425,468	5,174
Equity securities	1,108,931	1,108,931	—	—
Real Estate	493,705	—	145,996	347,709

Investments, at fair value	$3,875,793	$1,951,446	$1,571,464	$352,883

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash	$35,611	$35,611	$—	$—
Currency	38,469	38,469	—	—
Fixed income securities	2,400,935	—	2,334,783	66,152
Equity securities	964,006	854,578	109,428	—
Real Estate	141,361	—	141,361	—

Investments, at fair value	$3,580,382	$928,658	$2,585,572	$66,152

        We expect $49.9 million to be contributed to our defined benefit pension plans in 2013, most of which will be reimbursed by the NDA. Actuarial losses expected to be recognized as a component of net periodic pension costs in 2012 are not material. Estimated benefit plan payments for the five years following 2012 and the subsequent five years aggregated, excluding amounts recoverable from the NDA, are as follows (in thousands):

Year ending December 31,
2013	$175,908
2014	180,597
2015	185,609
2016	190,459
2017	195,471
Thereafter	1,058,356

$1,986,400

(20) Restructuring

        In September 2012, we initiated a restructuring plan (the "Restructuring Plan") to reduce operating costs and improve profitability within our operations in the U.S. Under the Restructuring Plan, we reorganized our business reporting units, reduced our facility footprint and implemented a reduction of force of approximately 265 employees across multiple business segments and functions.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(20) Restructuring (Continued)

For the year ended December 31, 2012 we recognized $15.4 million in restructuring charges associated with this Restructuring Plan, which are included in the consolidated statements of operations and operations and comprehensive income (loss) under selling, general and administrative expenses. The corresponding liability as of December 31, 2012 was $4.4 million, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. In February 2013, we announced that we had substantially completed the Restructuring Plan.

        The following table presents the components of our Restructuring Plan (in thousands):

December 31, 2012
Severance and other termination benefits	$8,741
Legal expenses	3,303
Professional fees and other consulting	1,878
Lease and contract terminations	1,475

Total	$15,397

        In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of the overstaffing at the Magnox sites, approximately 300 employees left the Company on a voluntary basis. We did not recognize any expense associated with employee termination benefits for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, we recognized $9.6 million and $34.9 million, respectively, of expected employee termination benefits. These benefits are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income (loss) related to our International operations. We have recognized a corresponding liability, which is included in accrued expenses and other current liabilities. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The remaining unpaid termination benefits are expected to be paid over a period of approximately 12 months.

        The following is a reconciliation of the beginning and ending liability balances (in thousands):

	December 31, 2012	December 31, 2011
Beginning liability	$32,659	$36,753
Additions	—	9,591
Payments	(27,888)	(13,850)
Effect of exchange rate	924	165

Ending liability	$5,695	$32,659

        The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(20) Restructuring (Continued)

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

        Magnox Limited continues to transition as sites move to a new state within their lifecycle. The Magnox Optimized Decommissioning Program ("MODP") includes approximately ten further changes of organization across the ten Magnox sites in the next 5 years. As a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 600 employees, during the period through to 2015 followed by a further reduction of approximately 1,000 employees in the period from 2016 to 2020. The MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government's current Comprehensive Spending Review ("CSR").

        The current total termination benefit costs included within the MODP over the remainder of the CSR period to 2015 is estimated to be approximately $96.0 million, and is expected to be paid over the next three years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met.

(21) Accumulated Other Comprehensive Income (Loss)

        The following table presents the changes in the accumulated balances for each component of other comprehensive income (loss):

(in thousands)	Foreign currency translation items	Change in unrecognized actuarial loss	Accumulated other comprehensive income (loss)
Beginning Balance at December 31, 2011	$(23,939)	$(4,430)	$(28,369)
Current period other comprehensive income (loss)	6,863	(450)	6,413

Ending balance at December 31, 2012	$(17,076)	$(4,880)	$(21,956)

(22) Related Party Transactions

        As required by his employment arrangement, on July 26, 2012, our chief executive officer purchased 884,614 shares of stock from the Company through his account in the Company's 401(k) plan at a price of $1.69 per share.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(23) Selected Quarterly Financial Data (Unaudited)

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of operations data:
Revenue	$490,692	$392,621	$444,157	$480,035
Gross profit(1)	31,680	35,903	46,157	56,986
Income (loss) from operations(1)	(1,252)	4,089	18,664	18,406
Net income (loss) attributable to EnergySolutions(2)	(669)	5,444	10,052	(10,845)
Net income (loss) per share data:
Basic	$(0.01)	$0.06	$0.11	$(0.12)
Diluted	(0.01)	0.06	0.11	(0.12)
Number of shares used in per share calculations:
Basic	89,066	89,249	89,994	90,253
Diluted	89,066	89,249	89,994	90,256

(1)
Includes charges for the following items: $5.6 million reversal of incentive fee related to our Salt Waste project recorded during the first quarter of 2012, $15.4 million in restructuring costs and $8.7 million favorable ARO cost estimate adjustment related to the Zion Station project, both recorded during the fourth quarter of 2012.

(2)
Includes $18.0 million in income tax expense resulting from an increase in the valuation allowance against certain U.S. and foreign deferred tax assets with no offsetting benefit for losses in the U.S. and certain other entities in the U.K. due to the valuation allowance positions.

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of operations data:
Revenue	$522,267	$403,673	$421,027	$468,547
Gross profit(1)	49,302	32,667	37,085	(39,366)
Income (loss) from operations(1)(2)	14,622	7,635	10,634	(248,486)
Net income (loss) attributable to EnergySolutions(1)(2)	9,909	504	(3,828)	(202,766)
Net income (loss) per share data:
Basic	$0.11	$0.01	$(0.04)	$(2.28)
Diluted	0.11	0.01	(0.04)	(2.28)
Number of shares used in per share calculations:
Basic	88,709	88,771	88,845	88,948
Diluted	88,739	88,775	88,845	88,948

(1)
Includes an ARO cost estimate adjustment for the Zion Station project in the amount of $94.9 million recorded during the fourth quarter of 2011 for which no corresponding revenue was recognized.

(2)
Includes a $174.0 million non-cash goodwill impairment charge recorded during the fourth quarter of 2011.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information

        The 2018 senior notes were issued by EnergySolutions, Inc. (the "Parent") and EnergySolutions, LLC (together with the Parent, the "Issuers"). The senior notes are jointly and severally guaranteed on a full and unconditional basis by each of the Parent's current and future domestic wholly owned subsidiaries that are guarantors under the senior secured credit facility, other than ZionSolutions LLC, which was established for the purpose of the Company's license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

        Presented below is the condensed consolidating financial information of the issuers, our subsidiaries that are guarantors (the "Guarantor Subsidiaries), and our subsidiaries that are not guarantors (the "Non-Guarantor Subsidiaries) as of and for the years ended December 31, 2012, 2011 and 2010. The condensed consolidating financial information reflects the investments of the Parent company in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
For The Year Ended December 31, 2012
(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$6,423	$128,479	$115,603	$545,483	$(1,453)	$794,535
Property, plant and equipment, net	—	60,657	55,626	2,975	—	119,258
Goodwill	—	29,765	223,506	55,337	—	308,608
Intangibles, net	—	160,198	29,672	48,167	—	238,037
Restricted cash	—	110,471	5,867	200,416	—	316,754
Nuclear decommissioning trust fund	—	—	—	445,989	—	445,989
Long-term deferred costs less current portion	—	—	—	360,185	—	360,185
Investment in subsidiaries	(9,554)	616,038	—	—	(606,484)	—
Intercompany receivable	303,550	—	108,032	1,302	(412,884)	—
Other long term assets	—	10,884	16,450	44,762	—	72,096

TOTAL ASSETS	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462

Liabilities and Stockholders' Equity
Intercompany loan payable	$—	$401,015	$—	$—	$(401,015)	$—
Intercompany payable	—	—	1,441	11,869	(13,310)	—
Total current liabilities	—	88,815	67,198	488,779	(12)	644,780
Long-term debt, less current portion	—	601,836	—	196,741	—	798,577
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,206	39,358	414,883	—	485,447
Unearned revenue, less current portion	—		—	366,710	—	366,710
Other liabilities, net	—	3,174	1,051	54,804	—	59,029
Stockholders' equity	300,419	(9,554)	445,708	170,330	(606,484)	300,419
Net income attributable to noncontrolling interests	—	—	—	500	—	500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
For The Year Ended December 31, 2011
(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$8,875	$42,959	$128,116	$659,638	$(4,080)	$835,508
Property, plant and equipment, net	—	68,428	56,845	1,336	—	126,609
Goodwill	—	29,764	223,506	53,088	—	306,358
Intangibles, net	—	171,349	36,400	53,130	—	260,879
Restricted cash	—	110,393	22,290	200,235	—	332,918
Nuclear decommissioning trust fund	—	—	—	523,326	—	523,326
Long-term deferred costs less current portion	—	—	—	465,577	—	465,577
Investment in subsidiaries	(19,961)	516,782	—	—	(496,821)	—
Intercompany receivable	297,586	37,854	14,319	1,967	(351,726)	—
Other long term assets	—	12,862	13,096	138,800	—	164,758

TOTAL ASSETS	$286,500	$990,391	$494,572	$2,097,097	$(852,627)	$3,015,933

Liabilities and Stockholders' Equity
Intercompany loan payable	$—	$297,586	$—	$—	$(297,586)	$—
Intercompany payable	—	—	—	54,140	(54,140)	—
Total current liabilities	1,895	62,571	52,206	578,689	(4,080)	691,281
Long-term debt, less current portion	—	616,757	—	195,977	—	812,734
Facility and equipment decontamination and decommissioning liabilities, current portion	—	30,212	38,311	530,007	—	598,530
Unearned revenue, less current portion	—		—	469,497	—	469,497
Other liabilities, net	59	3,226	433	154,916	—	158,634
Stockholders' equity	284,546	(19,961)	403,622	113,160	(496,821)	284,546
Net income attributable to noncontrolling interests	—	—	—	711	—	711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$286,500	$990,391	$494,572	$2,097,097	$(852,627)	$3,015,933

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Year Ended December 31, 2012
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$75,143	$453,709	$1,331,675	$(53,022)	$1,807,505
Cost of revenue	—	(40,716)	(384,463)	(1,264,622)	53,022	(1,636,779)

Gross profit	—	34,427	69,246	67,053	—	170,726
Selling, general and administrative expenses	—	(84,430)	(33,297)	(20,484)	—	(138,211)
Equity in income of unconsolidated joint ventures	—	—	7,392	—	—	7,392

Operating income	—	(50,003)	43,341	46,569	—	39,907
Interest expense	—	(57,770)	—	(13,441)		(71,211)
Income from subsidiaries	3,993	116,526	—	—	(120,519)	—
Other, net	—	(4,760)	(1,256)	59,208	—	53,192

Income (loss) before income tax	3,993	3,993	42,085	92,336	(120,519)	21,888
Provision for income taxes	(11)	—	—	(17,948)	—	(17,959)

Net income (loss)	3,982	3,993	42,085	74,388	(120,519)	3,929
Net loss attributable to noncontrolling interests	—	—	—	53	—	53

Net income (loss) attributable to EnergySolutions	$3,982	$3,993	$42,085	$74,441	$(120,519)	$3,982

Other comprehensive income (loss):
Net income (loss)	$3,982	$3,993	$42,085	$74,388	$(120,519)	$3,929
Foreign currency translation adjustments, net of taxes	—	6,863	—	6,863	(6,863)	6,863
Change in unrecognized actuarial loss	—	(450)	—	(450)	450	(450)

Other comprehensive income (loss)	3,982	10,406	42,085	80,801	(126,932)	10,342
Less: net loss (income) attributable to noncontrolling interests	—	—	—	53	—	53

Comprehensive income (loss) attributable to EnergySolutions	$3,982	$10,406	$42,085	$80,854	$(126,932)	$10,395

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Year Ended December 31, 2011
(in thousands)

	Parent	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$112,675	$429,098	$1,323,993	$(50,252)	$1,815,514
Cost of revenue	—	(59,385)	(381,240)	(1,345,453)	50,252	(1,735,826)

Gross profit	—	53,290	47,858	(21,460)	—	79,688
Selling, general and administrative expenses	—	(70,087)	(25,485)	(36,814)	—	(132,386)
Impairment of goodwill	—	(108,600)	(65,400)	—	—	(174,000)
Equity in income of unconsolidated joint ventures	—	—	11,103	—	—	11,103

Operating income	—	(125,397)	(31,924)	(58,274)	—	(215,595)
Interest expense	—	(59,747)	—	(13,667)		(73,414)
Income from subsidiaries	(256,723)	(75,613)	—	—	332,336	—
Other, net	—	4,034	216	53,965	—	58,215

Income (loss) before income tax	(256,723)	(256,723)	(31,708)	(17,976)	332,336	(230,794)
Provision (benefit) for income taxes	60,542	—	—	(23,397)	—	37,145

Net income (loss)	(196,181)	(256,723)	(31,708)	(41,373)	332,336	(193,649)
Net income attributable to noncontrolling interests	—	—	—	(2,532)	—	(2,532)

Net income (loss) attributable to EnergySolutions	$(196,181)	$(256,723)	$(31,708)	$(43,905)	$332,336	$(196,181)

Other comprehensive income (loss):
Net income (loss)	$(196,181)	$(256,723)	$(31,708)	$(41,373)	$332,336	$(193,649)
Foreign currency translation adjustments, net of taxes	—	147	—	147	(147)	147
Change in unrecognized actuarial gain	—	(3,005)	—	(3,005)	3,005	(3,005)

Other comprehensive income (loss)	(196,181)	(259,581)	(31,708)	(44,231)	335,194	(196,507)
Less: net loss attributable to noncontrolling interests	—	—	—	(2,532)	—	(2,532)

Comprehensive income (loss) attributable to EnergySolutions	$(196,181)	$(259,581)	$(31,708)	$(46,763)	$335,194	$(199,039)

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Year Ended December 31, 2010
(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$147,068	$452,014	$1,205,932	$(52,972)	$1,752,042
Cost of revenue	—	(68,514)	(376,927)	(1,160,397)	52,972	(1,552,866)

Gross profit	—	78,554	75,087	45,535	—	199,176
Selling, general and administrative expenses	—	(74,158)	(49,526)	(9,500)	—	(133,184)
Impairment of goodwill	—	—	(35,000)	—	—	(35,000)
Equity in income of unconsolidated joint ventures	—	—	13,120	—	—	13,120

Operating income	—	4,396	3,681	36,035	—	44,112
Interest expense	—	(58,910)	(7,860)	(4,717)	—	(71,487)
Income from subsidiaries	2,346	54,646	—	—	(56,992)	—
Other, net	—	2,214	558	33,887	—	36,659

Income (loss) before income tax	2,346	2,346	(3,621)	65,205	(56,992)	9,284
Provision for income taxes	(24,347)	—	—	(4,857)	—	(29,204)

Net income (loss)	(22,001)	2,346	(3,621)	60,348	(56,992)	(19,920)
Net income attributable to noncontrolling interests	—	—	—	(2,081)	—	(2,081)

Net income (loss) attributable to EnergySolutions	$(22,001)	$2,346	$(3,621)	$58,267	$(56,992)	$(22,001)

Other comprehensive income (loss):
Net income (loss)	$(22,001)	$2,346	$(3,621)	$60,348	$(56,992)	$(19,920)
Foreign currency translation adjustments, net of taxes	—	(4,574)	—	(4,574)	4,574	(4,574)
Change in unrecognized actuarial gain	—	(176)	—	(176)	176	(176)

Other comprehensive income (loss)	—	(2,404)	(3,621)	55,598	52,242	(24,670)
Less: net loss attributable to noncontrolling interests	—	—	—	(2,081)	—	(2,081)

Comprehensive income (loss) attributable to EnergySolutions	$(22,001)	$(2,404)	$(3,621)	$53,517	$52,242	$(26,751)

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Year Ended December 31, 2012
(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$14,994	$56,441	$104,932	$(9,636)	$(99,095)	$67,636
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(877,723)	—	(877,723)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	881,672	—	881,672
Purchases of property, plant and equipment	—	(5,428)	(13,084)	(1,833)	—	(20,345)
Purchases of intangible assets	—	—	(763)	—	—	(763)
Proceeds from disposition of property, plant and equipment	—	—	5,336	—	—	5,336

Net cash (used in) provided by investing activities	—	(5,428)	(8,511)	2,116	—	(11,823)

Cash flows from financing activities
Intercompany loan receivable	(5,963)	31,078	(86,274)	—	61,159	—
Intercompany loan payable	—	103,430	—	—	(103,430)	—
Investment in subsidiary	(10,408)	(92,481)	(6,776)	(31,701)	141,366	—
Distributions to noncontrolling interests partners	—	—	—	(158)	—	(158)
Minimum tax withholding on restricted stock awards	(120)	—	—	—	—	(120)
Proceeds from issuance of common stock	1,497	—	—	—	—	1,497
Repayments of capital lease obligations	—	(654)	—	—	—	(654)

Net cash provided by (used in) financing activities	(14,994)	41,373	(93,050)	(31,860)	99,095	565

Effect of exchange rate on cash	—	—	—	600	—	600

Net decrease in cash and cash equivalents	—	92,386	3,371	(38,779)	—	56,978
Cash and cash equivalents, beginning of year	—	694	—	76,519	—	77,213

Cash and cash equivalents, end of year	$—	$93,080	$3,371	$37,740	$—	$134,191

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Year Ended December 31, 2011
(in thousands)

	Parent	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(244,990)	$(95,711)	$95,135	$47,534	$273,572	$75,540
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(1,072,139)	—	(1,072,139)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	1,076,635	—	1,076,635
Purchases of property, plant and equipment	—	(7,995)	(14,970)	(769)	—	(23,734)
Purchases of intangible assets	—	(610)	—	—	—	(610)
Acquisition of noncontrolling interests in subsidiaries	—	(1,967)	—	(519)	—	(2,486)
Proceeds from disposition of property, plant and equipment	—	—	236	—	—	236

Net cash (used in) provided by investing activities	—	(10,572)	(14,734)	3,208	—	(22,098)

Cash flows from financing activities
Repayments of long-term debt	—	(30,200)	—	—	—	(30,200)
Intercompany loan receivable	(11,676)	(39,088)	(23,060)	—	73,824	—
Intercompany loan payable	—	88,071	(68,388)	—	(19,683)	—
Investment in subsidiary	259,583	73,158	—	—	(332,741)	—
Distributions to noncontrolling interests partners	—	—	—	(4,204)	—	(4,204)
Minimum tax withholding on restricted stock awards	(116)	—	—	—	—	(116)
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(695)	—	—	—	(695)

Net cash provided by (used in) financing activities	247,848	91,246	(91,448)	(4,204)	(278,600)	(35,158)

Effect of exchange rate on cash	(2,858)	(2,858)	—	(575)	5,028	(1,263)

Net increase (decrease) in cash and cash equivalents		(17,894)	(11,048)	45,963	—	17,021
Cash and cash equivalents, beginning of year		18,588	11,048	30,556	—	60,192

Cash and cash equivalents, end of year	$—	$694	$—	$76,519	$—	$77,213

EnergySolutions, Inc.

Notes Consolidated Financial Statements (Continued)

(24) Guarantor and Non-Guarantor Supplemental Financial information (Continued)

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

Washington River Protection Solutions LLC

Audited Consolidated Financial Statements

For The Years Ended December 31, 2012, 2011 and 2010

Index to Consolidated Financial Statements
Contents
Years Ended December 31, 2012, 2011 and 2010

REPORT OF CLIFTON LARSON ALLEN LPP

INDEPENDENT AUDITORS' REPORT

Board of Directors
Washington River Protection Solutions LLC
Richland, Washington

        We have audited the accompanying financial statements of Washington River Protection Solutions LLC, which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations and members' capital, and cash flows for each of the years then ended December 31, 2012, 2011 and 2010, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

        Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

        Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risks assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. And audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

        We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington River Protection Solutions LLC, as of December 31, 2012, and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 in accordance with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP
Tri-Cities, Washington
February 13, 2013

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CURRENT ASSETS
Cash	$1,520,470	$1,203,550
Accounts Receivable	245,393	218,885
Unbilled Revenue	1,305,000	1,069,500
Prepaid Expense	153,337	193,778
Other Receivables	50,000	—

Total Current Assets	3,274,200	2,685,713

Total Assets	$3,274,200	$2,685,713

LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES
Accounts Payable	$59,817	$5,352
Accrued Payroll	464,205	410,131
Accrued Liabilities	—	10,269

Total Current Liabilities	524,022	425,752

Total Liabilities	524,022	425,752
MEMBERS' CAPITAL	2,750,178	2,259,961

Total Liabilities and Members' Equity	$3,274,200	$2,685,713

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
FEE REVENUE	$23,164,000	$28,250,907	$34,311,744
OPERATING EXPENSES
Payroll Expense	3,120,226	2,871,866	3,760,476
Legal Expenses	933,600	—	—
Charitable Contributions	798,396	999,598	1,123,775
Other	621,561	749,858	754,478

Total Operating Expenses	5,473,783	4,621,322	5,638,729

NET INCOME	17,690,217	23,629,585	28,673,015
Members' Capital—Beginning	2,259,961	5,730,376	1,457,361
Members' Capital—Distributions	(17,200,000)	(27,100,000)	(24,400,000)

MEMBERS' CAPITAL—ENDING	$2,750,178	$2,259,961	$5,730,376

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,690,217	$23,629,585	$28,673,015
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Accounts Receivable	(26,508)	77,513	26,339
Earnings in Excess of Billings	(235,500)	3,866,535	(4,936,035)
Prepaid Expenses	40,441	(66,652)	80,558
Other	(50,000)	—	—
Increase (Decrease) in Current Liabilities:
Accounts Payable	54,465	2,215	(67,395)
Accrued Payroll	54,074	(754,137)	1,151,107
Accrued Expenses	(10,269)	10,269	—

Net Cash Provided by Operating Activities	17,516,920	26,765,328	24,927,589
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions Paid to Members	(17,200,000)	(27,100,000)	(24,400,000)

NET INCREASE IN CASH	316,920	(334,672)	527,589
Cash—Beginning of Year	1,203,550	1,538,222	1,010,633

CASH—END OF YEAR	1,520,470	1,203,550	1,538,222

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Washington River Protection Solutions, LLC (the Company) is a joint venture between two public companies organized for the purpose of eliminating the risk to the environment posed by the Hanford Site by cleaning and disposing of radioactive waste. The Company operates under a contract with the Department of Energy (DOE) which is the source of 100 percent of the Company's revenue for the years ended December 31, 2012, 2011 and 2010.

Concentration of Credit Risk

        Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable—Related Party

        The Company allows certain related parties to utilize their personnel and other resources. The balance in this account relates to the unreimbursed costs for that usage. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimated that no allowance was necessary based upon prior experience and analysis of individual accounts at December 31, 2012 and 2011.

Revenue Recognition

        The Company recognizes revenue using the milestone method on the performance based incentives related to the projects specified in the contract with the DOE. The amounts of the performance based incentives vary depending on whether the Company achieves above-at, or below target results. The Company recognizes incentive fee revenue as milestones are achieved. The Company receives payment from the DOE when each project is completed and approved by the DOE. The total of all fee based payments that can be realized under the five year term of the contract cannot exceed $141 million.

        The Company does not recognize, as revenue or cost of goods sold, any of the contract costs in these financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs of approximately $460 million, $524 million and $606 million were excluded from revenue and cost of goods sold for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The Company evaluated its tax positions and determined it has no uncertain tax positions that would materially change the financial statements as of December 31, 2012 and 2011.

        The Company's income tax returns are subject to review and examination by federal, state and local authorities. The tax returns for the years 2009 to 2011 are open to examination by federal and state authorities.

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

Subsequent Events

        In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 13, 2013, the date the financial statements were available to be issued.

NOTE 2 COMMITMENTS AND CONTINGENCIES

        The Company is involved in claims arising in the ordinary course of business. Although it is not possible to predict the outcome of these matters, it is management's opinion that the outcome will not have a material effect on the financial condition of the Company.