Form 10-K/A
period 2012-12-31
EnergySolutions, Inc.
filed 2013-04-29
CIK 1393744

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

As of April 23, 2013 91,052,385 shares of registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References herein to “EnergySolutions,” the “Company,” “we,” “us” or “our” refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

On March 18, 2013, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”).

Pursuant to Instruction G(3) of Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend and restate Part III of the Original Form 10-K to include the information required by Part III of Form 10-K due to the fact that the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders will be filed with the SEC more than 120 days after the end of its 2012 fiscal year.  In addition, this Amendment No. 1 amends Item 15 of Part IV of the Original Form 10-K to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Amendment No. 1, no other items in the Original Form 10-K are being amended hereby. The Company has not undertaken any obligation to update or supplement any other items in the Original Form 10-K, including, without limitation, the Company’s consolidated financial statements included therein (the “2012 Financial Statements”), to reflect any events occurring after March 18, 2013 or to modify or update information or disclosures in the Original Form 10-K or the 2012 Financial Statements affected by other subsequent events.

This Amendment No. 1 contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the current expectations and beliefs of EnergySolutions and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Any statements that are not statements of historical fact (such as statements containing the words “believes,” “plans,” “anticipates,” “expects,” “estimates” and similar expressions) should be considered forward-looking statements. Among others, the following risks, uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements: (i) the risk that the proposed acquisition of EnergySolutions pursuant to that certain Agreement and Plan of Merger, dated January 7, 2013 (as amended, the “Merger Agreement”), by and among Rockwell Holdco, Inc., a Delaware corporation, which is an affiliate of Energy Capital Partners II, LLC, Rockwell Acquisition Corp. and the Company, pursuant to which, subject to certain conditions, Rockwell Acquisition Corp will merge with and into the Company (the “Merger”), may not be consummated in a timely manner, if at all; (ii) the risk that the Merger Agreement may be terminated in circumstances that require EnergySolutions to pay Energy Capital Partners Management II, LP or its designee a termination fee of up to $13,600,000, including the inability to complete the Merger due to the failure to satisfy certain conditions for completion of the Merger; (iii) risks related to the diversion of management’s attention from EnergySolutions’ ongoing business operations; (iv) risks regarding the failure of Energy Capital Partners to obtain the necessary financing to complete the Merger; (v) the effect of the announcement of the acquisition on EnergySolutions’ business relationships (including, without limitation, partners and customers), operating results and business generally as well as the potential difficulties in employee retention as a result of the Merger; (vi) risks related to obtaining the requisite consents to the acquisition, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval; (vii) risks related to the outcome of any legal proceedings that have been, or will be, instituted against EnergySolutions related to the Merger Agreement; and (viii) risks related to the effects of local and national economic, credit and capital market conditions on the economy in general. Additional risk factors that may affect future results are contained in the subsection entitled “Risk Factors” under Part I, Item 1A of the Original Form 10-K. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by EnergySolutions. EnergySolutions expressly disclaims any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions or circumstances.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Our board of directors (the “Board”) currently consists of eight members. Certain biographical information regarding our directors, including their ages and dates that they were first elected to our Board, is set forth below. In each individual’s biography we have highlighted specific experience, qualifications, and skills that led the Board to conclude that each individual should continue to serve as a director of our Board.

Steven R. Rogel. Mr. Rogel, 70, has served on the Board since September 2009 and was appointed Chairman in February 2010. In 1999, he was elected Chairman of the Board of Weyerhaeuser Company (NYSE: WY), a company that grows and harvests trees, builds homes and manufactures forest products globally, and was President, Chief Executive Officer and a director thereof from December 1997 to January 1, 2008 when he relinquished the role of President. He relinquished the Chief Executive Officer role in April 2008 and retired as Chairman as of April 2009. Before joining Weyerhaeuser Company, Mr. Rogel was Chief Executive Officer, President and a director of Willamette Industries, Inc., a lumber and paper company purchased by Weyerhaeuser Company in 2002. He served as Chief Operating Officer of Willamette Industries, Inc. until October 1995 and before that time, as an Executive and Group Vice President for more than five years. Mr. Rogel is a director of Union Pacific Corporation (NYSE: UNP), a rail transportation service company, where he is the lead independent director and a member of the Corporate Governance and Compensation Committees. He is a director of the Kroger Company (NYSE: KR), a food retailer, where he is a member of the Corporate Governance and Financial Policy Committees and was the former lead director. Mr. Rogel received his Bachelor of Science degree in Chemical Engineering from the University of Washington.

The qualifications of Mr. Rogel identified by the Board include the following: Mr. Rogel has significant executive management, business and corporate governance experience as a result of his years of service in top executive positions with Weyerhauser Company and Willamette Industries, Inc., as well as his service on other corporate boards. The Board has determined that Mr. Rogel qualifies as an independent director and he acts as the Company’s lead independent director.

David J. Lockwood.  Mr. Lockwood, 53, was appointed President and Chief Executive Officer of EnergySolutions in June 2012. Mr. Lockwood has served as a member of the Board since November 2010 and continues to serve on the Board. From 2007 through 2012, Mr. Lockwood was Managing Partner of ValueAct Small Cap, an investment management firm. Prior to that, Mr. Lockwood was Chairman and Chief Executive Officer of Liberate Technologies (NYSE: LBRT), a provider of software to digital media companies, from 2003 to 2006. From 2001 to 2003, Mr. Lockwood was Chief Executive Officer and President of Intertrust (NYSE: ITRU), a company that develops software for digital rights management and licenses intellectual property. Mr. Lockwood has also held a number of positions in the financial services industry, including Managing Director at Goldman Sachs. Mr. Lockwood currently serves as a director of Steinway Musical Instruments, Inc. (NYSE: LVB), a manufacturer of musical instruments and Unwired Planet, Inc. (NASDAQ: UPIP), an intellectual property and technology licensing company. He has been a lecturer on the faculty of the Stanford Graduate School of Business, where he taught courses in corporate leadership. Mr. Lockwood holds a Bachelor of Arts degree from Miami University (Ohio) and a Masters of Business Administration degree from the Graduate School of Business of the University of Chicago.

The qualifications of Mr. Lockwood identified by the Board include the following:  Mr. Lockwood has significant financial, executive management, business and corporate governance experience as a result of his years of experience as an investment manager, investment banking executive and Chief Executive Officer of two public technology companies.  Mr. Lockwood also has significant board experience and has lectured in investing and corporate governance at the Stanford Graduate School of Business.

J. Barnie Beasley, Jr.  Mr. Beasley, 61, has served on the Board since October 2008, when he retired as Chairman, President and Chief Executive Officer of Southern Nuclear Operating Company, a subsidiary of Southern Company (NYSE: SO) that provides electricity in the southeastern United States. He served as its President and Chief Executive Officer since September 2004 and Chairman since June 2005.  Mr. Beasley’s career with Southern Nuclear Operating Company began in 1997, where he served as a Vice President and later as Executive Vice President and Chief Nuclear Officer. Prior to joining Southern Nuclear Operating Company, Mr. Beasley spent 27 years in various roles with Georgia Power Company, including 5 years as Plant General Manager at the Vogtle Nuclear Generating Station. He has held a Senior Reactor Operator’s license from the U.S. Nuclear Regulatory Commission, and he currently holds a Professional Engineering License in the State of

Georgia as an Electrical Engineer. He is a member of both the Georgia Society and the National Society of Professional Engineers. From January 2007 to January 2011, Mr. Beasley served as a member of the National Nuclear Accrediting Board, which is responsible for accrediting nuclear power plant training programs. Since April 2011, Mr. Beasley has served as an independent nuclear safety and operations expert to the Board of Directors of the Tennessee Valley Authority, a large electric utility servicing portions of several states in the southeastern United States. He previously served on the Board of Directors and several committees of the Nuclear Energy Institute, including the Executive Committee and the Organization and Compensation Committee. Additionally, he served on the Board of Directors and Audit Committee of the Foundation for Nuclear Studies, a Washington, D.C. based organization that seeks to promote sound national policy on the use and development of nuclear technologies.  Mr. Beasley also previously served as a director of Southeastern Electric Exchange, a non-profit, non-political trade association of investor-owned electric utility companies, as a director of Junior Achievement of Greater Birmingham, and on the advisory board of INROADS/Birmingham, a program that prepares talented minority youth for corporate and community leadership. Mr. Beasley currently serves on the University of Georgia Engineering Advisory Board and has previously served as its Chairman. Mr. Beasley graduated from the University of Georgia with a Bachelor of Science degree in Engineering.

The qualifications of Mr. Beasley identified by the Board include the following: Mr. Beasley has decades of experience in the nuclear and power industries, including high level executive management and business oversight experience. Mr. Beasley also has education and experience in the engineering fields and experience on boards and committees in the nuclear industry. Mr. Beasley has cultivated strong relationships with U.S. industry leaders and is experienced in communicating and working with U.S. federal government and state representatives and administrators. The Board has determined that Mr. Beasley qualifies as an independent director.

Dr. Pascal Colombani.  Dr. Colombani, 67, has served on the Board since June 2009.  Dr. Colombani is a member of the French Academy of Technology and has been a senior advisor for high technology and energy at A.T. Kearney Paris, a private global management consulting company, since 2003. He also serves as the non-executive chairman of Valeo SA (Paris: FR), a company that designs, produces and sells automobile components globally, as a non-executive director of Alstom SA (Paris: ALO), a company that develops innovative transport and energy technology, and as a non-executive director of Technip SA (Paris: TECNV), a global engineering, technology and project management company for the oil and gas industry. Dr. Colombani has held a number of positions in the nuclear energy sector, including Chairman and Chief Executive Officer of the French Atomic Energy Commission (CEA), Chairman of the Supervisory Board of Areva (Paris: CEI), a global supplier of carbon-free electric power, non-executive director of Électricité de France (“EDF”) (Paris: EDF), a nuclear utility company that provides electricity in Europe, North and South America, Asia, the Middle East and Africa, and non-executive director of EDF’s subsidiary British Energy plc, a utility company that owns nuclear power stations in the United Kingdom.. Dr. Colombani also served as a non-executive director of Rhodia SA (Paris: RHA), a global chemical manufacturing company. Previously he had an industrial career with Schlumberger Limited (NYSE: SLB), an oilfield services provider in Europe, the United States, Japan and China. Dr. Colombani graduated from École Normale Supérieure at Saint-Cloud in France, holds a Ph.D. in nuclear physics from the University of Paris Sud and performed post-doctoral work in France and California.

The qualifications of Dr. Colombani identified by the Board include the following: Dr. Colombani has extensive international energy industry experience as a result of his work with Schlumberger Limited, A.T. Kearney Paris, and as a member of the French Academy of Technology. Dr. Colombani has important government experience and relationships, particularly in light of his service as Chairman and Chief Executive Officer of the French Atomic Energy Commission from January 2000 to December 2002. Dr. Colombani also has doctorate and post-doctoral experience in nuclear science and corporate management and experience gained from years of service on other international boards of directors and in various advisory positions. The Board has determined that Dr. Colombani qualifies as an independent director.

J.I. “Chip” Everest, II. Mr. Everest, 56, has served on the Board since July 2007. Since 2012, Mr. Everest has served as Chief Financial Officer of Sustainable Power Group, LLC, a renewable energy development company. From July 2007 through February 2009, Mr. Everest held the office of Vice Chairman of the Company.  Prior to that, Mr. Everest served as our Executive Vice President and Chief Financial Officer from 2005 until July 2007. From 1989 to 1992, Mr. Everest was the Director of Finance and Corporate Development at USPCI, a Union Pacific Corporation hazardous waste company. He became Vice President, Finance at ECDC Environmental in 1992 after its acquisition by USPCI and Laidlaw Environmental. In 1997, Mr. Everest co-founded ISG Resources, Inc., a provider of coal combustion products management and marketing services to the electric power industry, after acquiring JTM Industries from Laidlaw. In 2002, Headwaters Incorporated (NYSE: HW), a global company providing products, technologies and services in the building products, construction material and energy industries, acquired ISG and Mr. Everest became the Vice President of Corporate Development and Treasurer of Headwaters Incorporated. In 2003, Mr. Everest co-founded Western Pacific Group, a small private equity fund focused on making long-term investments in a wide cross section of companies and real estate. Mr. Everest is a member of the British North American Committee of the Atlantic Council. Mr. Everest holds a Bachelor of Arts degree from Southern Methodist University and a Masters of Business Administration degree from the University of Texas.

The qualifications of Mr. Everest identified by the Board include the following: Mr. Everest has extensive knowledge of the Company’s unique challenges, regulatory environment and history as a result of being an executive officer of the Company from 2005 through February 2009. Mr. Everest also has extensive management experience at companies in related industries, such as USPCI, ISG Resources, Inc. and Headwaters Incorporated, as well as finance and private equity experience. Mr. Everest also has valuable relationships with key government representatives and influential local and national industry and government leaders.  The Board has determined that Mr. Everest qualifies as an independent director.

Clare Spottiswoode, CBE.  Ms. Spottiswoode, 60, has served on the Board since July 2009. Ms. Spottiswoode was appointed as Chair of EnergySolutions EU Limited, a subsidiary of the Company, in January 2010. Since 2001, she has held a number of non-executive directorships, including Deputy Chair of British Energy, a utility company that owns nuclear power stations, from 2001 to 2007; Deputy Chair of Bergesen Worldwide Gas, a gas and shipping company, from 2005 to 2009; and director of Tullow Oil plc (LSE: TLW), an oil and gas exploration and production company, from 2002 to 2011.  Currently, Ms. Spottiswoode is a non-executive director of Ilika, plc, a research and development company, a non-executive director of G4S plc (formerly Group 4 Securior) (LSE: GFS), a global security services company, a non-executive director of Enquest plc (LSE: ENQ), an oil and gas development and production company, and Chairman of Energetix Group plc (listed on the AIM sub-market of the LSE (LSE: EGX)), an alternative energy products company.  Ms. Spottiswoode served as Director General of the Office of Gas Supply, the regulator of the gas industry in the United Kingdom from 1993 to 1998.  From November 2006 to December 2009, she served as the first policyholder advocate representing the interests of one million policyholders in Norwich Union’s (a subsidiary of Aviva plc (NYSE: AV)) proposed reattribution of inherited estates. From June 2010 to September 2011, Ms. Spottiswoode served as a commissioner on the five-member Independent Commission on Banking which was established to consider structural and related non-structural reforms to the United Kingdom banking sector to promote financial stability and competition.  During her career, she has also acted as an economist at HM Treasury, the United Kingdom’s economic and finance ministry responsible for formulating and implementing the government’s financial and economic policy, lectured at London Business School, and set up and managed private business interests. Ms Spottiswoode holds a Master of Philosophy degree in Economics from Yale University and a Master of Arts degree in Mathematics and Economics from Cambridge University.

The qualifications of Ms. Spottiswoode identified by the Board include the following:  Ms. Spottiswoode has significant executive management, regulatory, corporate governance and board level experience in related industries in the United Kingdom, a strategically important area for significant operations of the Company. Ms. Spottiswoode also has strong relationships with influential government, academic and industry leaders in the United Kingdom.

Robert A. Whitman.  Mr. Whitman, 59, has served on the Board since July 2008.  Mr. Whitman has been a director of Franklin Covey Co. (NYSE: FC), a global consulting and training company, since May 1997 and has served as Chairman of its Board of Directors since June 1999 and Chief Executive Officer since January 2000. Mr. Whitman served as a director of Covey Leadership Center from 1994 to 1997. Prior to joining the Franklin Covey Co., Mr. Whitman served as President and Co-Chief Executive Officer of The Hampstead Group, a private equity investment firm focused in the lodging and senior housing industries. During his tenure at The Hampstead Group, Mr. Whitman served as a director of Bristol Hotels and Resorts, Inc. (formerly NYSE) from 1998 to 2000, as a director and Vice-Chairman of the Board of Directors of Bristol Hotel Corporation (formerly NYSE) from 1994 to 1996, as a director of the Wyndham Hotel Corporation (now Wyndham Worldwide Corporation (NYSE: WYN)) from 1996 to 1998, and as Chairman and Chief Executive Officer of Forum Group, Inc., (formerly NASDAQ) an owner/operator of senior living facilities, from 1993 to 1996.  Prior to that time, Mr. Whitman was a Senior Partner and member of both the Board of Directors and Executive Committee for the Trammell Crow Group, a real estate development and investment firm.  While at Trammell Crow, he served as Co-Managing Partner and Co-Chief Executive Officer of Trammell Crow Interests (the hotel development, management, hospitals and other medical operations and international development unit of Trammell Crow Company), Chief Financial Officer of Trammell Crow Group and Trammell Crow Company, and Managing Partner and Chief Executive Officer of Trammell Crow Ventures (the real estate investment, banking and investment management unit of Trammell Crow Company). Mr. Whitman received his Bachelor of Arts degree in Finance from the University of Utah and a Masters of Business Administration degree from Harvard Business School.

The qualifications of Mr. Whitman identified by the Board include the following: Mr. Whitman has strong executive management, accounting and business skills arising from his extensive experience in executive and board level positions with

Franklin Covey Co. and other public and private companies, and his related educational background. The Board has determined that Mr. Whitman qualifies as an independent director.

David B. Winder. Mr. Winder, 74, has served on the Board since our initial public offering in November 2007. Mr. Winder was a certified public accountant with KPMG LLP, as an employee from 1963 to 1972 and as a partner from 1972 until his retirement in 1997. Since his retirement from KPMG LLP, Mr. Winder was Executive Director, Department of Community and Economic Development for the State of Utah from March 1997 to April 2002 and Special Assistant to the Governor of the State of Utah from April 2002 to March 2004, where he was responsible for various projects following the Olympic Winter Games in Salt Lake City. Since November 2002, Mr. Winder also has been a director of and consultant to various for-profit and not-for-profit organizations. Mr. Winder is currently a director and Chair of the Audit Committee of GE Capital Bank, Inc., a subsidiary of GE Capital Inc., a subsidiary of General Electric Company (NYSE: GE), and is a director of Alsco, Inc., a multi-national textile services company, and Savage Companies, a supply chain services company.   He is the immediate past Chair of the Board of Directors of the Utah chapter of the National Association of Corporate Directors. From 2003 to 2011, Mr. Winder was a member of the Board of Directors of the Utah Retirement Systems and Public Employees Health Program, where he also served as Board President and Audit Committee Chair. Mr. Winder received an A.B. degree in Social Sciences from Stanford University with highest honors.

The qualifications of Mr. Winder identified by the Board include the following: Mr. Winder has strong management, business and accounting skills as a result of his years of work with KPMG LLP, service as executive director of the Utah Department of Community and Economic Development and other roles. Mr. Winder provides to the Board important accounting experience and strong relationships with key government leaders. The Board has determined that Mr. Winder qualifies as an independent director.

Executive Officers

In addition to David J. Lockwood, whose biographical information is set forth above, the following individuals serve as executive officers of the Company:

Greg Wood, Executive Vice President, Chief Financial Officer. Mr. Wood, 54, was appointed Executive Vice President and Chief Financial Officer for EnergySolutions in June 2012.  From February 2010 to June 2012, he served in various capacities for Actian Corporation, a provider of database and data analytics software, including as Co-President and Chief Financial Officer.  Mr. Wood currently serves as a director of Steinway Musical Instruments, Inc. (NYSE: LVB), a manufacturer of musical instruments.  Prior to joining Actian, Mr. Wood held Chief Financial Officer roles at numerous public and private companies, including Silicon Graphics, Liberate Technologies, and InterTrust Technologies.  A certified public accountant (inactive), Mr. Wood holds a Bachelor of Business Administration degree in Accounting from the University of San Diego and a Juris Doctor degree from the University of San Francisco School of Law.

John A. Christian, President, Logistics, Processing and Disposal Group. Mr. Christian, 56, was appointed as President, Logistics, Processing and Disposal Group in September 2012.  Prior to this appointment, he served as President, Long-Term Stewardship Group from January 2011 to September 2012, as President, Commercial Group from April 2010 to January 2011 and as President, Commercial Services, from March 2006, when he joined the Company as part of the BNG America, LLC acquisition, until April 2010.  Prior to the acquisition, Mr. Christian served in various executive positions within BNG America from 2000 to 2006 including Chief Operating Officer from 2003 to 2006. He received a Bachelor of Science degree in Engineering from Duke University and a Master of Engineering degree from the University of Florida.

Mark Morant, President, Products and Technology Group. Mr. Morant, 56, was appointed as President, Products and Technology Group in September 2012. Global Commercial Group in November 2010.  Prior to this appointment, he served as President, Global Commercial Group from November 2010 until September 2012 and as President, International Group, from January 2007 to November 2010. From 1991 to 2007, Mr. Morant served as Managing Director of Magnox Electric (now owned by EnergySolutions EU Limited), Managing Director of Alfa, a division of British Nuclear Fuels Limited that managed liabilities and contract performance, and Director of Privatization, a group that helped transition British Nuclear Fuels Limited from a public company to a private company. Prior to those positions, Mr. Morant worked for a European change management consultancy supporting clients in the nuclear, aerospace, transport and engineering industries. Mr. Morant has been a member of the Institute of Chartered Accountants since 1981.  Mr. Morant received a Bachelor of Science degree in Economics from Nottingham University.

Alan Parker, President, Project Group and Government Group.  Mr. Parker, 60, was appointed as President, Project Group in September 2012 and continues to serve as President, Government Group, to which he was appointed in

March 2010.  Prior to these appointments, Mr. Parker served as Executive Vice President supporting the Company’s International Division from December 2008 to March 2010 and Chief Operating Officer from November 2006 to December 2008.  Before joining the Company, Mr. Parker served as President, Federal Group of CH2M Hill, a global company engaged in engineering, consulting and construction, in 2006, and Chief Executive Officer of CH2M Hill-Washington Group Idaho, a joint venture entity, from 2005 to 2006.  Prior to that, Mr. Parker was Chief Executive Officer of Kaiser-Hill, LLC (a subsidiary of the Kaiser Group Holdings, Inc. (NASDAQ: KGHI)), the prime contractor for the Department of Energy’s $7 billion closure of the Rocky Flats site from 2001 to 2004. Mr. Parker also has 20 years of experience in various project management and executive positions with Morrison Knudsen Corporation, a construction company (acquired by Washington Group International, which was later acquired by URS Corporation (NYSE: URS)).  Mr. Parker received a Bachelor of Science degree in Mining Engineering from the University of Idaho.

Russell G. Workman, General Counsel and Corporate Secretary.    Mr. Workman, 50, was appointed as General Counsel and Corporate Secretary on September 18, 2012. Prior to his appointment, Mr. Workman, Mr. Workman accumulated 22 years of experience as a corporate attorney and business advisor representing U.S. and international companies in commercial transactions, litigation and corporate governance. Mr. Workman is licensed to practice law in Utah and admitted to practice before the U.S. Court of Appeals for the 10th Circuit. He received a Juris Doctor degree from the University of Utah College of Law.

Brent H. Shimada, Senior Vice President Human Resources.  Mr. Shimada, 52, joined the Company as Senior Vice President of Human Resources in July 2011.  Prior to joining the Company, he was Vice President Administration and General Counsel for Otix Global, Inc. (formerly Sonic Innovations, Inc.), where he had been employed since October 2004.  From May 1999 to October 2004, he was Human Resources Director for American Express’ Global Travelers Cheque Operations Group.  Mr. Shimada served as Senior Corporate Counsel for grocery and drug retail conglomerate American Stores Company from 1996 to 1999. He was Legal Counsel for Alliant Techsystems, Inc. (formerly Hercules Incorporated), a government contractor, from 1985 to 1996. Mr. Shimada earned Bachelor of Science in Finance, Master of Business Administration and Juris Doctor degrees from the University of Utah.

There are no family relationships among any directors or executive officers of the Company.

CORPORATE GOVERNANCE

Governance Principles

Our Corporate Governance Guidelines and Principles, our Code of Business Conduct and Ethics, the charters of our Audit Committee, Compensation Committee, Corporate Responsibilities Committee and Nominating and Corporate Governance Committee and other corporate governance information are published in the Investor Relations section of the Company’s website under Corporate Governance at www.energysolutions.com. These materials are also available in print to any stockholder upon written request to the Company’s Corporate Secretary, 423 West 300 South, Suite 200, Salt Lake City, Utah 84101.  The information on our website is not a part of this report and is not incorporated into any of our filings made with the SEC. The Board regularly reviews corporate governance developments and modifies its Corporate Governance Guidelines and Principles, committee charters and key practices as warranted.

Meetings of Non-Management and Independent Directors

Non-management directors meet without management present a minimum of four times per year. Additionally, if any of the non-management directors do not qualify as an “independent director” as set forth in the Corporate Governance Guidelines and Principles, at least two additional executive sessions are held annually, attended only by independent directors. The non-management and independent directors may meet without management present at such other times as determined by a majority of the non-management or independent directors, as applicable, or by the current presiding non-management or independent director. Mr. Rogel, Chairman of the Board, presides at such meetings.

Code of Business Conduct and Ethics

The Board has adopted a written Code of Business Conduct and Ethics and a Supplemental Code of Conduct for the CEO and Senior Officers (collectively referred to herein as the “Codes”), both of which are published on the Company’s website at www.energysolutions.com in the Corporate Governance section under Investor Relations and which are available in print to any stockholder upon written request. Any and all amendments to the Codes will be published on the Company’s website at the link previously listed.

The Company requires all directors, officers and employees to act ethically at all times in accordance with the Codes.  The Codes require avoidance of conflicts of interest, compliance with all laws and other legal requirements, conduct of business in an honest and ethical manner, integrity and actions in the Company’s best interest.

Under the Board’s Corporate Governance Guidelines and Principles, any waiver of any ethics policy for any director or executive officer must be approved by the Board and promptly disclosed on the Company’s website. If an actual or potential conflict of interest arises for a director, the director is required to promptly inform the Chief Executive Officer and the General Counsel. If a significant conflict exists and cannot be resolved, the director should resign. All directors are required to recuse themselves from any discussion or decision affecting their personal, business or professional interests.

BOARD OF DIRECTORS AND COMMITTEES

Our Board currently consists of eight directors.  The Board held 19 meetings during 2012. No director attended fewer than 75% of the aggregate of the Board meetings and committee meetings on which the director served, except for Mr. Whitman who attended 70% of the aggregate of the Board meetings and committee meetings on which he served. It is the Board’s policy that the directors should attend our Annual Meeting of Stockholders absent exceptional cause.  Messrs. Beasley, Christensen, Colombani, Everest, Rogel, Whitman and Winder attended our 2012 Annual Meeting of Stockholders.

The Board’s standing committees include: the Audit Committee, the Compensation Committee, the Corporate Responsibilities Committee and the Nominating and Corporate Governance Committee.  The Board has adopted a written charter for each of its four standing committees, and those charters are published in the Investor Relations section of the Company’s website under Corporate Governance at www.energysolutions.com.   All members of the Audit Committee, the Compensation Committee and Nominating and Corporate Governance Committee are independent directors.

Audit Committee

The Audit Committee has responsibility for, among other things: (i) overseeing management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and our disclosure practices; (ii) overseeing management’s establishment and maintenance of processes to assure that an adequate system of internal control is functioning;  (iii) reviewing our annual and quarterly financial statements prior to their filing and prior to the release of earnings; and (iv) selecting, appointing and evaluating the independent registered public accounting firm and considering and approving any non-audit services proposed to be performed by the independent registered public accounting firm.

The Board has determined that each of the members of the Audit Committee is independent.  Messrs. Beasley, Everest, Whitman and Winder currently serve on the Audit Committee, with Mr. Everest serving as the Committee Chair. Mr. Whitman served as the Committee Chair until his appointment as Chair of the Compensation Committee in September 2012, at which time Mr. Everest was appointed Committee Chair. The Board has determined that each of Messrs. Beasley, Everest, Whitman and Winder are “financial experts,” as that term is defined by the applicable SEC and NYSE rules. No member of the Audit Committee serves on the audit committee of more than three public companies, including the Company. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.  The Audit Committee held seven meetings in 2012.

Compensation Committee

The Compensation Committee has responsibility for, among other things: (i) reviewing key employee compensation policies, plans and programs; (ii) monitoring performance and compensation of our officers and other key employees; (iii) preparing recommendations and periodic reports to the Board concerning these matters; (iv) reviewing director compensation annually; and (v) administering the Company’s 2007 Equity Incentive Plan and annual non-equity incentive plans.

The Board has determined that each of the members of the Compensation Committee is independent.  Messrs. Beasley, Everest, Rogel and Whitman currently serve on the Compensation Committee, with Mr. Whitman serving as the Committee Chair.  Mr. Lockwood served as the Committee Chair until his resignation from the Committee in June 2012 which occurred in connection with his appointment as President and Chief Executive Officer. In September 2012, Mr. Whitman was appointed as Chair of the Compensation Committee and Messrs. Everest and Beasley were also appointed to the Compensation Committee. The Compensation Committee, by resolution approved by a majority of the Compensation Committee, may form and delegate any of its responsibilities to a subcommittee so long as such subcommittee is solely comprised of one or more members of the Compensation Committee and such delegation is not otherwise inconsistent with law and applicable rules and regulations of the SEC, the Internal Revenue Service and the NYSE.  The Compensation Committee held four meetings in 2012.

Additional information on the Compensation Committee’s processes and procedures for consideration of executive compensation are addressed in the Compensation Discussion and Analysis section below.

Corporate Responsibilities Committee

The Corporate Responsibilities Committee has responsibility, among other things, to: (i) review and monitor the Company’s government relations and communications strategy and activities;  (ii) assist the Board in fulfilling its responsibilities to oversee and monitor the Company’s policies, procedures and programs with respect to regulatory compliance, environmental, health and safety matters and associated risk management, and enterprise risk management matters not assigned to the Audit Committee; (iii) review and monitor the Company’s support of charitable, civic, educational and philanthropic contributions and activities, directly or through the EnergySolutions Foundation or otherwise; and (iv) review and take action as appropriate concerning current and emerging strategic issues and trends relating to corporate citizenship and responsibility, including social, political and public policy that may have an impact on the Company’s operations, financial performance or public image.

Messrs. Beasley, Colombani, Everest and Lockwood and Ms. Spottiswoode currently serve on the Corporate Responsibilities Committee, with Mr. Beasley serving as the Committee Chair.  The Corporate Responsibilities Committee held four meetings in 2012.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee has responsibility for, among other things: (i) recommending persons to be selected by the Board as nominees for election as directors and to fill any vacancies on the Board; (ii) considering and recommending to the Board qualifications for the position of director and policies concerning the term of office of directors and the composition of the board; and (iii) considering and recommending to the Board other actions relating to corporate governance.

The Board has determined that each of the members of the Nominating and Corporate Governance Committee are independent.  Messrs. Colombani, Rogel and Winder currently serve on the Nominating and Corporate Governance Committee, with Mr. Winder serving as the Committee Chair.  The Nominating and Corporate Governance Committee held four meetings during 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf.

Other than as set forth below, we believe all filings required to be made by reporting persons during 2012 were timely made in accordance with the requirements of the Exchange Act.

•                  A report on Form 3 for Mr. Shimada was filed on February 15, 2013 that should have been filed by September 18, 2012.

•                  A report on Form 4 reporting one transaction for Mr. Shimada was filed on February 15, 2013 that should have been filed by October 10, 2012.

•                  A report on Form 4 reporting one transaction for Mr. Workman was filed on October 17, 2012 that should have been filed by October 10, 2012.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Policies and Procedures

The Compensation Committee has reviewed the Company’s compensation program as it relates to all of the Company’s full-time employees and believes there are no risks arising from the Company’s compensation programs that are likely to have a material adverse effect on the Company.  As a matter of best practice, the Compensation Committee continues to monitor the Company’s compensation program as part of its risk oversight activities to ensure that the compensation program continues to align the interests of the Company’s employees with those of the Company’s long-term stockholders while avoiding unnecessary or excessive risk.

Compensation Committee Report

The report of the Compensation Committee and the information contained therein shall not be deemed to be “solicited material” or “filed” or incorporated by reference in any filing we make under the Securities Act or under the Exchange Act, irrespective of any general statement incorporating by reference this Amendment No. or our Original Form 10-K into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K, to be filed with the SEC.

Compensation Committee*

Robert A. Whitman, Committee Chair
Steven R. Rogel
J.I. “Chip” Everest, II
J. Barnie Beasley, Jr.

*                                         Mr. Lockwood served as Chair of the Compensation Committee until his resignation from the Committee in June 2012 which occurred in connection with his appointment as President and Chief Executive Officer.  In September 2012, Mr. Whitman was appointed as Chair of the Compensation Committee and Messrs. Everest and Beasley were also appointed to the Compensation Committee.

Compensation Discussion and Analysis

A.    Introduction

The following discussion and analysis provides information regarding the Company’s executive compensation objectives, principles, procedures, practices and decisions, and is provided to give perspective to the numbers and narratives that follow in the tables in this section.  Compensation of the following named executive officers of the Company will be addressed:

Name of Officer	Position
David J. Lockwood	President and Chief Executive Officer
Greg Wood	Executive Vice President and Chief Financial Officer
John A. Christian	President, Logistics, Processing and Disposal Group
Mark Morant	President, Products and Technology Group
Alan Parker	President, Projects Group and Government Group
Val John Christensen	Former President and Chief Executive Officer
William R. Benz	Former Executive Vice President and Chief Financial Officer

B.    Executive Compensation Overview

1.              Executive Compensation Objectives

The primary goal of the Company’s named executive officer compensation program is the same as its goal for operating the Company—to create long-term value for the Company’s stockholders. The Company’s executive compensation programs are designed and implemented to attract a talented, entrepreneurial and creative team of executive officers, reward the named executive officers for sustained financial and operating performance and leadership excellence, to align their interests with those of its stockholders and to encourage them to remain with the Company for long and productive careers. Each of the Company’s compensation program elements is intended to fulfill one or more of our performance, alignment, recruiting and retention objectives.  In deciding on the type and amount of compensation for each executive, the Company focuses on such executive’s current pay and opportunity to receive future compensation.  The Company combines the compensation program elements for each executive in a manner it believes optimizes the executive’s contribution to the Company.

2.              Key 2012 Highlights

Fiscal 2012 was a period of transition during which the Company faced many challenges. On June 11, 2012, the Company announced changes in its senior leadership team as part of an ongoing effort to increase stockholder value.  On June 10, 2012, the Company accepted the resignation of Val J. Christensen as the Company’s President and Chief Executive Officer and as a director of the Company, and of William R. Benz as the Company’s Chief Financial Officer.  Effective June 11, 2012, the Board appointed David J. Lockwood as the Company’s President and Chief Executive Officer, and Greg Wood as the Company’s Executive Vice President and Chief Financial Officer.

In September 2012, the Company announced a reorganization of the Company’s business groups and divisions. As a result of this reorganization, the Company’s three group presidents were given new titles to reflect the newly created business groups and, in some instances, changes in responsibility. These new titles are reflected in the table above.  The Company, however, continued to report the results of its financial operations for 2012 according to the structure that was in place prior to the September 2012 reorganization. As a result, this Compensation Discussion and Analysis section refers to the Company’s business groups as titled prior to the September 2012 reorganization with the three group presidents’ performance tied to those business groups as follows: John A. Christian as President of the Long-Term Stewardship Group, Mark Morant as President of the Global Commercial Group and Alan Parker as President of the Government Group.

In 2012, the Compensation Committee made the following key executive compensation decisions and took the following executive compensation actions for fiscal 2012:

•                  Annual Performance-Based Cash Incentive Compensation:  The Compensation Committee decided to refine the annual performance-based cash incentive compensation program for the three group presidents by increasing the percentage of their annual performance-based cash incentive compensation based on their respective business group’s Plan EBITDA from 30% to 40% and decreasing the percentage tied to Company Plan EBITDA from 40% to 30%.  This change was designed to further strengthen the relationship between the financial performance of the business groups with the annual performance-based cash incentive compensation received by each of our business group presidents.

•                  Long-Term Incentive Compensation:

•                  Target Percentage of Long-Term Incentive Compensation:  In February 2012, the Compensation Committee decided that the 2012 grant of long-term equity-based awards would be determined based on the number of shares issuable pursuant to the equity-based award agreements granted in 2011 rather than on an intended grant value, subject to increases for Messrs. Christian and Parker as discussed below.  The Compensation Committee felt that this approach was appropriate in light of the decline in the Company’s stock price since the March 2011 grant of long-term equity-based awards.  This approach resulted in the named executive officers receiving fewer equity-based grants and lower total target compensation than had the Compensation Committee based the number of grants on achieving a target intended grant value as it had done in 2011.

In conjunction with this decision, the Compensation Committee approved the increase of the target long-term incentive compensation as a percentage of base salary for each of Messrs. Christian and Parker from 50% to 100%. These increases were approved to bring Messrs. Christian’s and Parker’s target long-term incentive compensation payout to levels consistent with the other named executive officers.

•                  Accelerated Vesting: The terms of long-term equity-based incentive awards made to the named executive officers under the 2007 Equity Plan granted prior to 2012 provide for accelerated vesting of all unvested stock options, restricted stock and performance share units in the event of a change of control (i.e., “single-trigger” vesting).  In February 2012, the Compensation Committee determined that beginning in 2012, all long-term equity-based incentive awards granted to the named executive officers would provide for accelerated vesting of long-term equity-based incentive awards in the event the named executive officer is terminated without cause or terminates his or her employment for good reason within twenty-four months of a change in control of the Company (i.e., “double-trigger” vesting).

•                  Phantom Performance Share Unit Awards: As discussed in greater detail below, in connection with the June 2012 change in management, the Compensation Committee decided to change the structure of long-term equity-based incentive awards and created new awards called Phantom Performance Share Unit Awards. The Phantom Performance Share Unit Awards were designed to further align the interests of the executive team with the creation of stockholder value and promote the achievement of key strategic objectives.

•                  Severance Agreements: In connection with the June 2012 change in management, the Compensation Committee conducted a review of the Company’s standard executive officer severance agreement.  As a result of this review, the Compensation Committee and Board adopted several changes to the severance agreement and entered into the newly adopted agreement with each of Messrs. Lockwood and Wood upon their appointment to office, and entered into amended and restated severance agreements with each of Messrs. Christian, Morant and Parker, which replaced and superseded the severance agreements that each of Messrs. Christian, Morant and Parker entered into with the Company in 2011. The amended and restated severance agreements did not increase the amounts payable to Messrs. Christian, Morant and Parker in the event of a triggering event under the agreements above what Messrs. Christian, Morant and Parker were entitled to under the 2011 severance agreements.  See the section titled “Potential Payments upon Termination or Change in Control—Executive Severance Agreements” below for a description of the executive severance agreements.

3.              Executive Compensation Components

The compensation program for the named executive officers for fiscal year 2012 as determined by the Compensation Committee consisted of the following components:

•                  base salaries;

•                  annual performance-based cash incentive awards pursuant to the Company’s Executive Bonus Plan (the “Executive Bonus Plan”);

•                  long-term equity-based incentive awards pursuant to the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “2007 Equity Plan”);

•                  benefits and limited perquisites; and

•                  severance and change in control benefits.

4.              Peer Group and Benchmarking

In February 2012, the Compensation Committee, with the assistance of its independent compensation consultant, ClearBridge Compensation Group, reviewed and compared the Company’s executive compensation programs and practices to those of a select company peer group that consisted of 17 companies in related industries that were of similar size to the Company as more fully described in the section titled “The Role of Peer Groups” below.  The Compensation Committee utilized its findings in that review, among other factors, to determine base salary, performance-based cash incentive awards, long-term equity-based incentive awards and overall compensation levels. The Compensation Committee uses the 50th to 75th percentile peer group market data as reference points, but the Compensation Committee does not target a specific percentile positioning of compensation in determining the levels of any of the individual compensation elements or overall compensation.

C.                                    Executive Compensation Program Design

1.              The Compensation Committee Oversees All Executive Compensation

The Compensation Committee determines all compensation for the named executive officers other than the Chief Executive Officer, whose compensation is recommended by the Compensation Committee and submitted to the Board for approval.

The Compensation Committee conducts an annual evaluation of the performance of each named executive officer to determine if any changes in the officer’s compensation are appropriate based on the considerations described below. The Chief Executive Officer does not participate in the Compensation Committee’s deliberations or decision with regard to his own compensation. At the Compensation Committee’s request, the Chief Executive

Officer reviews with the Compensation Committee the performance of the other named executive officers and makes recommendations to the Compensation Committee regarding their compensation. The Compensation Committee gives considerable weight to the Chief Executive Officer’s evaluation of the other named executive officers and related compensation recommendations because of his direct knowledge of each officer’s performance and contributions. For each officer, the Compensation Committee independently determines any adjustments to base salary and any incentive compensation and whether any equity-based awards should be made based on the Compensation Committee’s assessment of the officer’s performance as well as the Company’s overall financial performance.

2.              The Compensation Committee Considers Stockholder Input

At the Company’s 2012 Annual Meeting of Stockholders, the stockholder advisory vote on the 2011 compensation of the Company’s named executive officers was approved by 58% of the votes cast on the proposal.  During 2012, the Company engaged in substantial discussions with institutional investors to gather feedback regarding the Company’s executive compensation program.  As a result of these discussions, the results of the stockholder advisory vote and the Company’s ongoing efforts to institute a “pay-for-performance” philosophy, in June 2012 the Compensation Committee adopted changes to the long-term equity compensation component of the executives’ compensation, as described below.  The Compensation Committee plans to continue considering the results of future stockholder advisory votes on the executive compensation program in its decision-making on the executive compensation program.

3.              The Role of Cash Compensation

The Company provides cash compensation to the named executive officers through a combination of base salaries and performance-based cash incentive compensation.

Base Salaries.  Base salaries for the named executive officers reflect each named executive officer’s level of experience, responsibilities and expected future contributions to the Company’s success. The Compensation Committee reviews base salaries on an annual basis, or as responsibilities change, and considers factors such as individual and Company performance and the competitive environment in the Company’s industry in determining whether salary adjustments are warranted.  The Compensation Committee believes that base salaries are an important component in achieving the Company’s compensation objectives, but that the most significant portion of each named executive officer’s compensation should be delivered through performance-based incentives.

In February 2012, the Compensation Committee reviewed the base salary for each of Messrs. Christensen, Benz, Christian, Morant and Parker and decided to leave such base salaries unchanged.  These base salaries were set between approximately the 50th and 75th percentiles of the base salaries for executive officers in comparable positions in the Company’s peer group.  In connection with his appointment as President and Chief Executive Officer in June 2012, the Compensation Committee set Mr. Lockwood’s base salary at $750,000 per year, to be consistent with that of the former President and Chief Executive Officer and to be comparable with the compensation of peer group chief executive officers.  Also in June 2012, in connection with his appointment as Executive Vice President and Chief Financial Officer, the Compensation Committee set Mr. Wood’s base salary at $500,000 per year, which is in approximately the 75th percentile of the base salaries for chief financial officers in the Company’s peer group.  The total base salary paid to each named executive officer during 2012 is set forth in the Summary Compensation Table below.

Further, in order to attract Mr. Wood to join the Company, whom the Board considered to be a key, high-value target to join the Company, the Compensation Committee approved a one-time sign-on bonus for Mr. Wood of $275,000, subject to pro rata repayment in the event of termination for “cause” or without “good reason” within two years (as defined in his severance agreement, described below).

Performance-Based Cash Incentive Compensation.  The Company provides additional cash compensation to its executives through annual performance-based cash incentive compensation.

The Company maintains the Executive Bonus Plan, which was approved by the Company’s stockholders at the Company’s 2008 Annual Meeting of Stockholders.  The Executive Bonus Plan permits the Company to award annual performance-based cash compensation to its named executive officers.  The Compensation Committee believes that performance-based cash compensation incentivizes superior performance, rewards achievement of short-term Company and individual goals, aligns the officers’ interests with those of the Company’s stockholders and is an important component of executive compensation.

The following is a description of the Company’s performance-based cash incentive compensation program that was approved by the Compensation Committee in March 2012 for the named executive officers who were then

in office.   The Compensation Committee used a modified version of the performance-based cash incentive compensation program with respect to Messrs. Lockwood and Wood following their appointment in June 2012, which is described below under the heading “Performance-Based Cash Compensation for Messrs. Lockwood and Wood.”

•                  Payment of performance-based cash compensation is determined based on attainment of specific written performance goals approved by the Compensation Committee, including financial performance goals for the Company or a specific business group and individual business objectives and attainment of safety goals.

•                  A large percentage of performance-based cash compensation is tied to the Company’s and/or a specific business group’s financial performance.  If the Company fails to attain a pre-determined threshold level of Plan EBITDA or other applicable financial performance goals during the respective year, the named executive officers do not receive this percentage of performance-based cash compensation.

•                  A small percentage of performance-based cash compensation is tied to individual business objectives and safety goals.  If a named executive officer fails to achieve these pre-determined objectives or goals, the named executive officer does not receive the portion of performance-based cash compensation attributable to those objectives or goals for the year.

•                  Officers are eligible for above target compensation should the Company exceed its target performance goals. Similarly, officers are eligible for a below target or zero bonus awards should performance fall below target or below the required threshold.  For 2012, the bonus related to safety results for the named executive officers was capped at target.

•                  The performance-based cash compensation payable under the Executive Bonus Plan to the named executive officers is interpolated for actual financial, individual business objectives and safety results between threshold and target levels or between target and maximum levels

•                  Performance-based cash compensation is designed to be attainable upon exertion of extra effort and hard work.  Accordingly, in any year performance-based cash compensation may not be earned at all or may be earned at less than 100%.  The uncertainty of meeting target goals ensures that any payments under the Executive Bonus Plan are truly performance-based, consistent with the Compensation Committee’s objectives.

At the end of the year or the beginning of the following year, the Compensation Committee determines the amount of performance-based cash compensation to be paid to each named executive officer under the Executive Bonus Plan by comparing actual Company financial, individual business objectives and safety results to the year’s pre-determined performance goals. The Compensation Committee may adjust the amount paid to any individual based on the officer’s overall performance or unique events that may have occurred during the year as provided for in the Executive Bonus Plan.  The Executive Bonus Plan does not currently provide for the adjustment or recovery of an award paid to a named executive officer if the results in a previous year are subsequently restated or adjusted in a manner that would have originally resulted in a smaller or larger award, but the Committee intends to provide for such adjustments or award recovery as legislative and stock exchange listing requirements become defined.

In February and March 2012, the Compensation Committee established the Company and business group financial performance goals, individual business objectives and safety goals for the 2012 annual performance-based cash compensation for each of the named executive officers then in office.  The following table sets forth the weightings for each component of the 2012 annual performance based-cash compensation for each of the named executive officers:

Name	Company Plan EBITDA	Business Group Plan EBITDA	Individual Business Objectives	Safety
John A. Christian	30%	40%	20%	10%
Mark Morant	30%	40%	20%	10%
Alan Parker	30%	40%	20%	10%
Val J. Christensen	70%	—	20%	10%
William R. Benz	70%	—	20%	10%

The Compensation Committee set the 2012 annual performance-based cash compensation targets for the named executive officers between the 50th and 75th percentiles of the annual performance-based cash compensation for executive officers in comparable positions in the Company’s peer group.  The following table sets forth the target bonus as a percentage of base salary for each of the named executive officers for 2012:

Name	Target % of 2012 Base Salary (1)
John A. Christian	80%
Mark Morant	80%
Alan Parker	80%
Val J. Christensen	100%
William R. Benz	80%

(1)         Annual performance-based cash compensation is based on base salary received, rather than base salary earned, during a fiscal year.  Due to the company’s payroll cycle not coinciding with the beginning and ending of each fiscal year, the amount of base salary received in any given year may not equal the amount of base salary earned as reported in the Summary Compensation Table for that year.

Company and Business Group Performance Goals. As noted above, 70% of each named executive officer’s 2011 annual performance-based cash compensation was tied to the Company’s or a specific business group’s financial performance as measured by Plan EBITDA. The following table sets forth the threshold, target and maximum amounts that each named executive officer could earn in 2012 based on different levels of achievement of the 2012 Company and business group Plan EBITDA performance targets:

	Percent of Target Award Paid for Achieving
Name	Threshold (80% of Plan EBITDA Goal)	Target (100% of Plan EBITDA Goal)	Maximum (120% of Plan EBITDA Goal)
John A. Christian	0%	100%	200%
Mark Morant	0%	100%	200%
Alan Parker	0%	100%	200%
Val J. Christensen	0%	100%	200%
William R. Benz	0%	100%	200%

EBITDA (earnings before interest, taxes, depreciation and amortization) is a non-GAAP financial measure that the Company defines as net income (loss) attributable to the Company plus interest expense (including the effects of interest rate derivative agreements), income taxes, depreciation, impairment charges and amortization.  Plan EBITDA is a non-GAAP financial measure that the Company uses as a measure of performance for its executive officer bonus compensation program and represents EBITDA plus or minus certain non-cash and unusual or non-recurring items, as determined in the discretion of the Compensation Committee, and is calculated solely for compensation purposes to reflect the Compensation Committee’s view of management’s annual performance.  In March 2013, the Compensation Committee reviewed the Company’s 2012 financial performance and applied its discretion to calculate the Plan EBITDA for the Company and each business group to determine what percentage of this component of the 2012 annual performance-based cash compensation was achieved.  The following table identifies the target and actual 2012 Plan EBITDA for the Company and the individual business groups as determined by the Compensation Committee:

	Global Commercial Group	Government Group	Long-Term Stewardship Group	Company
Plan EBITDA - Target	$150,060,000	$23,824,000	$34,672,000	$161,743,000
Plan EBITDA — Actual	$136,947,618	$18,074,522	$30,929,078	$137,587,285
Percent achievement of target Plan EBITDA	91%	76%	89%	85%
Percent of this component of performance-based cash compensation achieved	56%	0%	46%	25%

Individual Business Objectives.  As stated above, 20% of each named executive officer’s 2012 annual performance-based cash compensation was tied to the achievement of individual business objectives.  These individual business objectives are determined by the Compensation Committee and are tied to the strategic objectives of the Company and may not be directly related to the financial results of the Company or of the Company’s individual business groups.  For instance, Mr. Christian had individual business objectives related to cost and schedule goals for the Zion Station project, business unit SG&A expense and business unit safety related goals.  Messrs. Morant’s and Parker’s individual business objectives related to business unit gross profit, SG&A expense and safety related goals.  The business unit safety related goals contained in Messrs. Christian’s, Morant’s and Parker’s individual business objectives are distinct from the safety goals described in the following section.  For 2012, the bonus related to individual business objectives for the named executive officers was capped at target. In March 2013, the Compensation Committee determined the percentage achievement of these objectives by the named executive officers, as set forth in the table below.

Name	Percent Achievement of Individual Business Objectives
John A. Christian	80%
Mark Morant	89%
Alan Parker	52%
Val J. Christensen (1)	73%
William R. Benz (1)	73%

(1)         Due to Messrs. Christensen’s and Benz’s resignation in June 2012, the Compensation Committee decided to calculate Messrs. Christensen’s and Benz’s percentage attainment of their 2012 individual business objectives by taking the average of the percentages attained by Messrs. Christian, Morant and Parker.

Safety Goals.  For 2012, 10% of each named executive officer’s 2012 annual performance-based cash compensation was tied to safety goals.  Fifty percent of the safety goals consisted of achieving a target number of management field observations during 2012, as detailed in the chart below, and the other fifty percent consisted of achieving an OSHA Total Recordable Case (TRC) rate of less than 0.6.  Management field observations are in-person site audits to identify any existing or potential safety issues that may be present.

The safety goals component of the annual performance-based cash compensation with respect to Messrs. Christensen and Benz was subject to the following adjustments:

•                  If the Company’s OSHA TRC rate fell between 1.32 and 0.6, the safety bonus would be reduced on a straight-line interpolation basis, with zero payout if the TRC rate exceeded 1.32 and 100% payout if the TRC rate was 0.6 or less;

•                  If the Company had experienced a work-related fatality, the safety bonus would have been forfeited; and

•                  If any business group experienced a single regulatory fine of $1,000,000 or more, the safety bonus would have been reduced 33.33% per occurrence.

The safety goals component of the annual performance-based cash compensation with respect to Messrs. Christian, Morant and Parker was subject to the following adjustments:

•                  If the Company’s OSHA TRC rate fell between 1.32 and 0.6, the safety bonus would be reduced on a straight-line interpolation basis, with zero payout if the TRC rate exceeded 1.32 and 100% payout if the TRC rate was 0.6 or less;

•                  If the Company had experienced a work-related fatality, the safety bonus would have been forfeited;

•                  If an executive’s business group experienced a single regulatory fine of $1,000,000 or more, the safety bonus would have been forfeited for that executive; and

•                  If an executive’s business group failed to implement a safety improvement plan for 2012, the safety bonus would have been forfeited for that executive.

The payout of the safety goals component of the annual performance-based cash compensation was capped at 100%, regardless of whether the named executive officer’s exceeded the goals.  The results of the Company’s performance against the 2012 safety goals are set forth in the chart below.

Weighting	Safety Goals	2012 Goal	2012 Actual	Achievement Level
50%	Management Field Observations
	Enterprise Total	4,500	5,939	132%
	Global Commercial Group	2,520	3,382	134%
	Government Group	1,740	2,154	124%
	Long-Term Stewardship	240	403	168%
50%	OHSA Total Recordable Case Rate	0.6	0.53	100%

Based upon its review of the Company’s safety performance during 2012, in March 2013 the Compensation Committee determined that each of the named executive officers achieved 100% of the safety goals and would therefore receive all of the 10% of the annual performance—based cash compensation under the Executive Bonus Plan tied to safety goals.

Performance-Based Cash Compensation for Messrs. Lockwood and Wood. In connection with their appointment to office in June 2012, the Compensation Committee set the target annual performance-based cash compensation for Messrs. Lockwood and Wood at 100% of their respective base salary. For Mr. Lockwood, this placed his target annual performance-based cash compensation amount between the 50th and 75th percentiles of the annual performance-based cash compensation for chief executive officers in the Company’s peer group.  For Mr. Wood, this placed his target annual performance-based cash compensation amount in the 75th percentile of the annual performance-based cash compensation for chief financial officers in the Company’s peer group.

Also in connection with their appointment to office, the Board tasked Messrs. Lockwood and Wood with achieving certain defined strategic objectives, which included, among others objectives, stabilizing the Company’s financial condition, exploring strategic alternatives and reducing costs.  In March 2013, the Compensation Committee and Board reviewed Messrs. Lockwood’s and Wood’s performance against these objectives and determined that each of Messrs. Lockwood and Wood had achieved 100% of these objectives and therefore each of Messrs. Lockwood and Wood would receive 100% of their individual target annual performance-based cash incentive compensation.

2012 Payout. The following table identifies the percentage of each component of the 2012 performance—based cash compensation each named executive officer earned based on each named executive officer’s 2012 performance as determined by the Compensation Committee:

Name	Company Plan EBITDA	Business Group Plan EBITDA	Individual Business Objectives	Safety	Total Award Earned as Percentage of Target
David J. Lockwood	N/A	N/A	100%	N/A	100%
Greg Wood	N/A	N/A	100%	N/A	100%
John A. Christian	25%	46%	80%	100%	52%
Mark Morant	25%	56%	89%	100%	58%
Alan Parker	25%	0%	52%	100%	28%
Val J. Christensen	25%	N/A	73%	100%	42%
William R. Benz	25%	N/A	73%	100%	42%

The following table identifies the target and actual amounts of performance—based cash compensation each named executive officer earned based on each named executive officer’s 2012 performance as determined by the Compensation Committee.  The 2012 performance—based cash compensation was paid to the named executive officers in March 2013.

Name	Target % of 2012 Base Salary	Total Award Earned as Percentage of Target	Actual % of 2012 Base Salary	Target 2012 Amount (1)	Actual 2012 Amount
David J. Lockwood	100%	100%	100%	$403,846	$403,846
Greg Wood	100%	100%	100%	$269,231	$269,231
John A. Christian	80%	52%	42%	$378,538	$196,859
Mark Morant	80%	58%	46%	$380,000	$219,773
Alan Parker	80%	28%	22%	$387,653	$108,291
Val J. Christensen (2)	100%	42%	42%	$329,918	$139,968
William R. Benz (2)	80%	42%	34%	$164,315	$69,711

(1)         Annual performance-based cash compensation is based on base salary received, rather than base salary earned, during a fiscal year.  Due to the company’s payroll cycle not coinciding with the beginning and ending of each fiscal year, the amount of base salary received in any given year may not equal the amount of base salary earned as reported in the Summary Compensation Table for that year.

(2)         Because Messrs. Christensen’s and Benz’s employment was terminated during 2012, each of their 2012 annual performance-based compensation was pro-rated based on the number of days worked during 2012.  The percentages and amounts set forth in the columns titled “Actual % of 2012 Base Salary” and “Target 2012 Amount” reflect their pro-rated 2012 base salaries and target 2012 amounts.

4.              The Role of Long-Term Equity-Based Incentive Awards

Overview. Long-term equity-based awards align the interests of the named executive officers with the interests of the Company’s stockholders by tying a portion of executive compensation to long-term stock value. The Compensation Committee believes that long-term equity-based incentive awards are the most effective way to attract, retain, and reward a strong executive team.  In order to achieve this alignment and encourage retention, in February 2012 the Compensation Committee approved grants of time-vested restricted stock, time-vested stock options and performance share units to the named executive officers.  The Compensation Committee decided that the 2012 grant of long-term equity-based awards would be determined based on the number of equity-based awards granted in 2011 rather than on an intended grant value, subject to increases for Messrs. Christian and Parker as discussed below.  The Compensation Committee felt that this approach was appropriate in light of the decline in the Company’s stock price since the March 2011 grant of long-term equity-based awards.  This approach resulted in the named executive officers receiving fewer equity-based grants and lower total target compensation than had the Compensation Committee based the number of grants on achieving a target intended grant value as it had done in 2011.  In conjunction with this decision, the Compensation Committee approved the increase of the target long-term incentive compensation as a percentage of base salary for each of Messrs. Christian and Parker from 50% to 100%. These increases were approved to bring Messrs. Christian’s and Parker’s target long-term incentive compensation payout to levels consistent with the other named executive officers. Based on its review of peer group compensation practices and in consultation with ClearBridge Compensation Group, the Compensation Committee determined that an appropriate allocation of long-term equity-based award types for 2012 included approximately 50% of time-vested restricted stock, 25% of time-vested stock options and 25% of performance share units based on the grant-

date value of such awards.  The following table identifies the long-term equity-based incentive awards made to the named executive officers in February 2012 as part of their 2012 compensation package:

Name	Time- Vested Restricted Shares (#)	Grant Date Fair Value of Time- Vested Restricted Shares ($)(1)(2)	Time- Vested Options (#)	Grant Date Fair Value of Time- Vested Options ($)(2)	Performance Share Units (Target #)	Grant Date Fair Value of Performance Share Units ($)(2)	Total Value of Equity- Based Awards on Grant Date ($)
John A. Christian	37,000	155,770	46,000	83,743	18,000	75,780	315,293
Mark Morant	37,000	155,770	46,000	83,743	18,000	75,780	315,293
Alan Parker	38,000	159,980	48,000	87,384	18,000	75,780	323,144
Val J. Christensen	226,000	951,460	282,000	513,381	113,000	475,730	1,940,571
William R. Benz	31,000	130,510	39,000	71,000	16,000	67,360	268,870

(1)         The amounts reported in this column reflect the grant date fair value which is the number of shares granted multiplied by the closing stock price on the grant date, which calculation is in accordance with FASB ASC Topic 718.  See footnote 2 below.

(2)         The amounts reported in these columns reflect the aggregate dollar amounts recognized for stock awards and option awards for fiscal year 2012 in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation” in this Annual Report on Form 10-K.

Time-vested Restricted Stock and Time-vested Stock Options. The time-vested restricted stock and time-vested stock options vest in three equal installments beginning on March 1, 2013, subject to the named executive officer’s continued service with the Company.  The exercise price of the time-vested stock options is equal to the Company’s closing stock price on the date of the grant.  Time-vested stock options expire ten years from the date of grant. The grant of time-vested restricted stock and time-vested stock options to the named executive officer aligns the interests of the executives with the long-term value interests of the stockholders because, in the case of time-vested restricted stock awards, the awards increase in value, or in the case of the stock option awards, the awards only have value as the market price of the Company’s stock increases.

Performance Share Units. The performance share units vest according to the achievement against a three-year cumulative Company Plan EBITDA target that is aligned with the Company’s long-term strategic and financial plans, subject to the named executive officer’s continued service with the Company.  The actual number of performance share units earned may be adjusted downwards to 0% or upwards to 200% of those granted according to the achievement against the three-year cumulative Company Plan EBITDA target.  Upon vesting, each performance share unit converts into one share of the Company’s common stock.  The grant of performance share units aligns the interests of the executives with the long-term value interests of the stockholders because the awards will vest only upon the attainment of the three-year cumulative Company Plan EBITDA target and will increase in value as the market price of the Company’s stock increases.

Phantom Performance Share Units.  As part of the June 2012 change in management, the Compensation Committee reviewed the long-term equity-based compensation component of the Company’s executive compensation program and decided to replace the standard equity-based grants that were previously part of the compensation program with a new equity award called Phantom Performance Share Unit (“PPSU”) awards.  The new PPSU award is intended to represent a four-year up-front equity-based grant that will further align the interests of the executive team with the creation of stockholder value and promote the achievement of key strategic objectives.

The PPSU awards have several features that create strong alignment with the creation of stockholder value:

•                  The performance hurdles are set at aggressive levels that require outstanding performance for any units to be earned (e.g., no award earned for less than 25% compound annual total shareholder return (“TSR”));

•                  Awards are subject to extended vesting (total of 6 years from grant) which reinforces long-term stockholder alignment; and

•                  Includes a significant purchase and holding requirement by the Chief Executive Officer, as discussed below, in order to further align his interests with those of the Company’s stockholders.

The PPSUs are awarded in units, where the value of one unit is equal to the value of one share of the Company’s common stock. The units will be settled in cash under the Executive Bonus Plan, except for the first 1,000,000 units earned by Mr. Lockwood, which will be settled in shares of restricted stock under the 2007 Equity Plan.

The PPSUs are earned based on compound annual TSR goals. 50% of the PPSU award is eligible to be earned on the third anniversary of grant based on 3-year compound annual TSR and the remaining portion is eligible to be earned on the fourth anniversary of grant based on 4-year compound annual TSR.

The PPSUs are earned according to the following scale, with linear interpolation applied between points:

•                  No vesting for compound annual TSR less than 25%;

•                  Target number of PPSUs vest for 25% compound annual TSR; and

•                  Maximum number of PPSUs vest for 35% or greater compound annual TSR.

Given the minimum threshold of 25% compound annual TSR to earn any award, the probability of vesting in the PPSUs is substantially lower than a typical equity award, which achieves the high performance objectives that the Compensation Committee had intended.

If and when PPSUs are earned, the units are subject to extended vesting, which reinforces long-term stockholder alignment. Units will vest and be paid in three equal annual tranches beginning on the date they are earned.

The Compensation Committee granted a PPSU award to each of Messrs. Lockwood and Wood in connection with their appointment to office in June 2012.  Mr. Lockwood’s PPSU award agreement also included the requirement that he purchase from the Company shares of the Company’s common stock for a total aggregate purchase price of up to $3,000,000, based on the market prices prevailing at the time of purchase, provided that the total number of purchased shares do not exceed 0.99% of the shares of the Company’s common stock in order to comply with NYSE listing requirements.  Mr. Lockwood fulfilled this personal investment obligation in July 2012 by purchasing 884,614 shares of the Company’s common stock.  Also pursuant to his PPSU award agreement, Mr. Lockwood agreed to (i) maintain a net long position in shares of Company common stock he owns personally equal to not less than the number of the shares so purchased and (ii) not effect any short sale, swap or other derivative transaction having the effect of mitigating his risk or exposure to the purchased shares, in each case for at least four years after the date of last purchase, subject to an earlier qualifying termination of Mr. Lockwood’s employment with the Company or under circumstances that require diversification under applicable law.

Notwithstanding the equity awards that Messrs. Christian, Morant and Parker were granted in February 2012, the Compensation Committee also granted each of these three named executive officers a PPSU award in June 2012 rather than wait until February of the following year to do so, when long-term equity-based incentive grants are typically made.  The Compensation Committee felt that it was in the best interests of the Company to grant each of the three group presidents a PPSU award at that time for retention and incentive purposes because, among other reasons, the drop in the company’s stock price when the Company announced the change in management significantly decreased the value of the February 2012 equity awards the executives received.

The following table sets forth the June 2012 PPSU grants made to the named executive officers:

Name	Target # of PPSUs (#)	Fair Market Value at Grant ($)(1)	Annualized Grant Value ($)(2)
David J. Lockwood	2,637,758	3,695,187	923,797
Greg Wood	1,055,103	1,453,512	363,378
John A. Christian	339,140	451,399	112,850
Mark Morant	339,140	451,399	112,850
Alan Parker	339,140	451,399	112,850

(1)         The amounts reported in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718.  For a discussion of the assumptions and methodologies used to value the stock awards reported in this table, please see the discussion of stock awards contained in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation” in this Annual Report.

(2)         This amount reflects the fair market value at grant date annualized over a 4-year period.

The target number of PPSUs awarded to each of the named executive officers was determined by assessing the appropriate level of compensation to align executives with the creation of stockholder value.  The awards were not targeted to a specific percentile of the peer group, but rather were developed considering the total potential value of the PPSU award relative to stockholder value created under various potential scenarios, as well as each individual’s role, impact, and total compensation opportunity.

5.              The Role of Benefits and Perquisites

The named executive officers are eligible to participate in the Company’s health and welfare programs, 401(k) Plan, and other programs offered to employees generally. The named executive officers, other than Messrs. Lockwood and Wood, were also paid an automobile allowance in fiscal 2012.  In connection with the Company’s naming rights to the EnergySolutions Arena in Salt Lake City, Utah, the Company obtains season tickets for the Utah Jazz, an NBA franchise team.  The Company generally uses these tickets for business-related entertainment and marketing purposes and for employee recognition. Tickets for individual events that remain unused by the Company for such uses are periodically made available to the named executive officers and other management personnel for personal use. However, as such tickets are obtained for entire seasons rather than individually by event, there is no incremental cost to the Company associated with periodically providing such tickets to the named executive officers for personal use.

6.              Severance and Change in Control Benefits

In 2009, the Compensation Committee determined to move away from written employment agreements with its executive officers in order to maintain flexibility and discretion with respect to management hiring and retention decisions.  Consistent with this position, the Compensation Committee has not offered employment agreements to its named executive officers since that time and it and the Company did not extend its employment agreements with Messrs. Christensen, Christian, Morant and Parker when they expired by their terms.  Instead, the Compensation Committee approved severance agreements for each of the executive officers in order to provide reasonable protection to an executive officer upon a termination of employment or when a change in control could affect his security, authority or compensation.   In connection with the June 2012 change in management, the Compensation Committee conducted a review of the Company’s standard executive officer severance agreement.  As a result of this review, the Compensation Committee and Board adopted several changes to the severance agreement and entered into the newly adopted agreement with Messrs. Lockwood and Wood upon their appointment to office, and with each of Messrs. Christian, Morant and Parker, which replaced and superseded the severance agreement that each of Messrs. Christian, Morant and Parker entered into with the Company in 2011. The amended and restated severance agreements did not increase the amounts payable to Messrs. Christian, Morant and Parker in the event of a triggering event under the agreements above what Messrs. Christian, Morant and Parker were entitled to under the 2011 severance agreements.  See the section titled “Potential Payments upon Termination or Change in Control—Executive Severance Agreements” below for a description of the executive severance agreements.

7.              The Role of Consultants

During 2012, the Compensation Committee directly retained the services of ClearBridge Compensation Group, an independent executive compensation consulting firm, on a range of external market factors, including evolving compensation trends, appropriate comparison companies and market survey data.  ClearBridge Compensation Group provides general observations on the Company’s compensation programs, but it does not determine or recommend the amount of compensation for any executives. No member of the Company’s executive management, including any named executive officer has contact or communications with ClearBridge Compensation Group, unless ClearBridge Compensation Group is specifically directed to work with management to ensure support for the Compensation Committee.  ClearBridge Compensation Group has agreed to advise the Chair of the Compensation Committee if any potential conflicts of interest arise that could cause ClearBridge Compensation Group’s independence and loyalty to be questioned, and also agreed not to undertake any projects for the Company’s management except at the request of the Compensation Committee Chair as an agent for the Compensation Committee. During 2012, ClearBridge Compensation Group did not undertake any projects for the Company’s management.

8.              The Role of Peer Groups

The Compensation Committee based its compensation decisions in 2012 on market data received in 2010 and 2011.  This compensation data was provided by the Compensation Committee’s compensation consultant, ClearBridge Compensation Group.  ClearBridge Compensation Group’s data compared the compensation for the Company’s named executive officers with that of individuals in similar positions at other organizations.

The 2012 peer group consists of 17 companies in related industries with similar talent needs and similar size (revenues and/or enterprise value). The 2012 peer group consisted of the same companies that were included in the 2011 peer group.  Statistical analysis was not required to adjust the compensation data of the 2012 peer group to reflect the Company’s size because the 2012 peer group was designed to reflect companies of similar size.

The 2012 peer group consisted of the following companies:

Aegion Corporation	Progressive Waste Solutions Ltd.

Babcock & Wilcox Company	Quanta Services, Inc.

CH2M Hill Companies, Ltd.	Shaw Group Inc.

Clean Harbors, Inc.	Stericycle, Inc.

Dycom Industries Inc.	TetraTech Inc.

Foster Wheeler AG	Tutor Perini Corporation

Layne Christensen Company	US Ecology, Inc.

MasTec Inc.	USEC Inc.

Perma-Fix Environmental Services

The Compensation Committee uses the 50th to 75th percentile peer group market data as reference points, but the Compensation Committee does not target a specific percentile positioning of compensation in determining the levels of any of the individual compensation elements or overall compensation.  The Compensation Committee believes that targeting compensation levels between these percentiles is the appropriate baseline to enable it to attract and retain talented executives who are committed to improving the Company’s performance, while also providing it with the flexibility to increase over time compensation levels to reward exceptional performance and extraordinary efforts in promoting the Company and its success.

9.              Stock Ownership Guidelines

Except as described above with respect to the stock purchase and holding requirement that Mr. Lockwood agreed to in connection with his appointment as the Company’s President and Chief Executive Officer in June 2012, the Company currently does not have formal stock ownership guidelines for its executive officers because the Compensation Committee believes the Company’s current incentive compensation arrangements provide the appropriate alignment of interests between executive officers and the Company’s stockholders. The Compensation Committee will continue to review best practices and evaluate its position with respect to stock ownership guidelines.

10.       Tax and Accounting Considerations

Tax Deductibility of Compensation Expense.  Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that the Company can deduct in any one tax year for certain named executive officers, except for the Chief Financial Officer.  Performance-based compensation that is awarded under a stockholder-approved plan is excluded from this limit. The Compensation Committee generally considers the deductibility of compensation paid to the named executive officers in setting executive compensation levels, but does not always restrict named executive compensation to amounts that are fully deductible under Section 162(m).

The Compensation Committee believes that the 2012 annual performance-based cash compensation tied to Plan EBITDA performance measures and safety goals qualifies as performance-based compensation under Section 162(m). Likewise, the 2012 annual performance-based cash compensation tied to individual business objectives for Messrs. Christian, Morant and Parker qualify as performance-based cash compensation under Section 162(m).  Because of the discretionary nature of the 2012 annual performance-based cash compensation tied to individual business objectives for Messrs. Lockwood, Wood, Christensen and Benz, the Compensation Committee believes this compensation is discretionary and as such is subject to the Section 162(m) deduction limitation.  Stock option grants and performance share unit awards under the stockholder-approved 2007 Equity Plan are similarly administered and are also believed to qualify as performance-based compensation exempt from the Section 162(m) deduction limitation.  Further, if and when any PPSU awards are earned, the Compensation Committee believes that the cash-settled portion of the PPSU awards qualifies as performance-based compensation under Section 162(m), while the shares of restricted stock payable to Mr. Lockwood pursuant to his PPSU award will not be deductible under Section 162(m).

Accounting Considerations.    The Compensation Committee also considers the accounting and cash flow implications of various forms of executive compensation. In its financial statements, the Company records salaries and performance-based cash compensation as expenses in the amounts paid, or to be paid, to the named executive officers. The accounting expense of long-term equity-based incentive awards to employees is calculated in accordance with FASB ASC Topic 718, Share-Based Payment.   The Compensation Committee believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.

Summary Compensation Table

The following table sets forth the compensation earned by the named executive officers in 2012, and the prior two fiscal years to the extent required under applicable SEC rules.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value ($)		All Other Compensation ($)		Total ($)
David J. Lockwood	2012	418,269		—	3,695,187	—	403,846	—		140,837	(4)	4,658,139
President and Chief	2011
Executive Officer(3)	2010

Greg Wood	2012	278,846		275,000	1,453,512	—	269,231	—		32,662	(6)	2,309,251
Executive Vice President	2011
and Chief Financial Officer(5)	2010

John A. Christian	2012	475,000		—	682,949	83,743	196,859	—		20,500	(7)	1,459,051
President, Long-Term	2011	469,038		—	161,280	65,067	605,477	—		20,250		1,321,112
Stewardship Group	2010	404,808		250,000	253,322	127,089	340,00	—		20,967		1,396,186

Mark Morant	2012	475,000		—	682,949	83,743	219,773	13,129	(9)	249,793	(10)	1,724,387
President, Global	2011	472,627		—	328,920	130,134	458,713	41,287		224,863		1,656,544
Commercial Group(8)	2010	406,801		37,891	301,333	62,875	340,000	104,345		18,711		1,271,956

Alan Parker	2012	484,566		—	687,159	87,384	108,291	—		44,686	(11)	1,412,086
President,	2011	484,566		—	167,640	67,896	455,612	—		19,750		1,195,464
Government Group	2010	298,195		—	204,763	211,396	387,653	—		467,083		1,569,090
Val J. Christensen	2012	328,846		—	1,427,190	513,381	139,968	—		1,099,024	(13)	3,508,409
Former President and Chief	2011	750,000		—	2,024,960	797,778	1,135,035	—		20,250		4,728,023
Executive Officer(12)	2010	707,702		—	637,000	497,400	750,000	—		20,869		2,612,971
William R. Benz	2012	201,000		—	197,870	71,000	69,711	—		426,220	(16)	965,802
Former Executive Vice	2011	402,000		—	280,360	110,331	486,703	—		12,000		1,291,394
President and Chief Financial Officer(14)	2010	27,831	(15)	—	55,500	—	80,400	—		—		163,731

(1)          The amounts reported in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Detailed information about the amount recognized for specific awards is reported in the table under “Outstanding Equity Awards at Fiscal Year-End” below.  For a discussion of the assumptions and methodologies used to value the stock awards and option awards reported in this table, please see the discussion of stock awards and option awards contained in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation” in this Annual Report.

(2)          Amounts in this column show the aggregate of amounts earned under our annual performance-based cash compensation program in the respective year and paid in the following year.

(3)          Compensation for fiscal years 2010 and 2011 is not reported for Mr. Lockwood because he was not a named executive officer during that time.  Mr. Lockwood was appointed as the Company’s President and Chief Executive Officer effective June 11, 2012.

(4)          This amount consists of relocation payments of $133,202 and the Company’s matching contributions to Mr. Lockwood’s account under its 401(k) Plan of $7,635.

(5)          Compensation for fiscal years 2010 and 2011 is not reported for Mr. Wood because he was not a named executive officer during that time.  Mr. Wood was appointed as the Company’s Executive Vice President and Chief Financial Officer effective June 11, 2012.

(6)          This amount consists of relocation payments of $32,662.

(7)          This amount reflects a car allowance of $12,000 and the Company’s matching contributions to Mr. Christian’s account under its 401(k) Plan of $8,500.

(8)          Amounts paid to Mr. Morant in sterling pounds have been converted to dollars based on the annual average sterling pound exchange rate for the applicable year.

(9)          Represents the change in the actuarial present value of Mr. Morant’s accumulated benefit under the section of the Civil Nuclear Pension Plan maintained by the Company as of December 31, 2012 over such amount as of December 31, 2011. Mr. Morant is an inactive participant in this pension scheme. The change in the actuarial present value during 2012 for Mr. Morant’s benefit is primarily attributable to changes in actuarial assumptions, the passage of time and exchange rate fluctuations and does not reflect any additional accruals for service or compensation in 2012.

(10)    This amount reflects a car allowance of $12,000, the Company’s matching contributions to Mr. Morant’s account under its 401(k) Plan of $7,360, housing allowance of $100,000, relocation allowance of $100,000, airfare reimbursements for family member travel of $14,391 and tax preparation and consulting fees of $16,042.

(11)    This amount reflects a car allowance of $12,000, the Company’s matching contributions to Mr. Parker’s account under its 401(k) Plan of $7,750 and tax preparation and consulting fees of $24,936.

(12)    Mr. Christensen resigned as President and Chief Executive Officer and as a director of the Company effective June 10, 2012.

(13)    This amount reflects a car allowance of $5,308, the Company’s matching contributions to Mr. Christensen’s account under its 401(k) Plan of $8,139, payout of accrued paid-time off of $115,385, severance payments of $807,692 and post-employment consulting fees of $162,500.

(14)    Mr. Benz was appointed as the Company’s Interim Chief Financial Officer effective September 17, 2010 and as the Company’s Chief Financial Officer effective December 1, 2010.  Mr. Benz resigned as Chief Financial Officer effective June 10, 2012.

(15)    This amount reflects the salary paid to Mr. Benz by the Company.  This amount does not include $169,862 paid to Tatum, LLC during the period in which Mr. Benz served as the Company’s Interim Chief Financial Officer.

(16)    This amount reflects a car allowance of $6,231, the Company’s matching contributions to Mr. Benz’s account under its 401(k) Plan of $8,269, payout of accrued paid-time off of $22,091 and severance payments of $389,631.

Grants of Plan-Based Awards

The following table sets forth the plan-based awards made to the named executive officers during 2012.

	Type of	Grant	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (3)		Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Shares or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards Per	Grant Date Fair Value of Stock and Option
Name	Award (1)	Date (2)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Share ($/Sh)(5)	Awards ($)(6)

David J. Lockwood	APBC	6/10/2012	403,846	403,846
	PPSU	6/10/2012			2,180,261	2,637,758	3,122,041				3,695,187
Greg Wood	APBC	6/10/2012	269,231	269,231
	PPSU	6/10/2012			872,104	1,055,103	1,248,816				1,453,512
John A. Christian	APBC	2/29/2012	378,538	643,515
	RS	2/29/2012						37,000			155,770
	SO	2/29/2012							46,000	4.21	83,743
	PSU	2/29/2012			400	18,000	36,000				75,780
	PPSU	6/15/2012			280,319	339,140	401,405				451,399
Mark Morant	APBC	2/29/2012	380,000	646,000
	RS	2/29/2012						37,000			155,770
	SO	2/29/2012							46,000	4.21	83,743
	PSU	2/29/2012			450	18,000	36,000				75,780
	PPSU	6/15/2012			280,319	339,140	401,405				451,399
Alan Parker	APBC	2/29/2012	387,653	659,010
	RS	2/29/2012						38,000			159,980
	SO	2/29/2012							48,000	4.21	87,384
	PSU	2/29/2012			400	18,000	36,000				75,780
	PPSU	6/15/2012			280,319	339,140	401,405				451,399
Val J. Christensen	APBC	2/29/2012	750,000	1,275,000
	RS	2/29/2012						226,000			951,460
	SO	2/29/2012							282,000	4.21	513,381
	PSU	2/29/2012			2,825	113,000	226,000				475,730
William R. Benz	APBC	2/29/2012	321,600	546,720
	RS	2/29/2012						31,000			130,510
	SO	2/29/2012							39,000	4.21	71,000
	PSU	2/29/2012			400	16,000	32,000				67,360

(1)          Type of Award:

APBC                          Annual Performance-Based Cash Incentive Compensation

RS                                         Time-Vested Restricted Stock

SO                                        Time-Vested Stock Option

PPSU                            Phantom Performance Share Unit

PSU                                  Performance Share Unit

(2)          The grant date is the date on which the Compensation Committee adopted the Plan EBITDA targets that set the basis for the calculation of 70% of the 2012 annual performance-based cash incentive compensation awards or the date on which the Compensation Committee approved the awards, as applicable.

(3)          These columns show the potential amounts payable to our named executive officers pursuant to the 2012 annual performance-based cash incentive compensation awards if the target or maximum goals established for such awards were satisfied. For a discussion of the

2012 annual performance-based cash incentive compensation award performance goals, see the section titled “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation Program Design—The Role of Cash Compensation—Performance-Based Cash Incentive Compensation” above. The 2012 annual performance-based cash incentive compensation awards did not have a threshold award amount.  The actual amounts paid to our named executive officers under our 2012 annual performance-based cash incentive compensation awards are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(4)          These columns show the threshold, target and maximum number of performance share units and PPSUs that may be earned by our named executive officers under the 2012 performance share unit awards and PPSU awards if the relevant performance measures under the applicable agreements are satisfied. For a discussion of the 2012 performance share unit awards and PPSU awards, see the section titled “Executive Compensation—Compensation Discussion and Analysis—Executive Compensation Program Design—The Role of Equity Awards” above.

(5)          All options were granted at the closing market price on the date of grant.

(6)          The amounts reported in this column reflect the aggregate dollar amounts recognized for stock awards and option awards for fiscal year 2012 in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the stock awards and option awards reported in this table, please see the discussion of stock awards and option awards contained in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation” in this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

The following tables present information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2012, including the vesting dates for the portions of these awards that had not vested as of that date.

Option Awards
Name	Award Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Christian	2/25/2009	(1)	60,000	20,000	5.55	2/25/2019
	3/12/2010	(2)	—	43,750	6.00	3/12/2020
	4/5/2010	(2)	—	3,472	6.75	4/5/2020
	2/15/2011	(3)	7,667	15,333	6.36	2/15/2021
	2/29/2012	(3)	—	46,000	4.21	2/28/2022
Mark Morant	2/25/2009	(1)	97,500	32,500	5.55	2/25/2019
	3/12/2010	(2)	—	23,154	6.00	3/12/2020
	4/5/2010	(2)	—	457	6.75	4/5/2020
	2/15/2011	(3)	15,333	30,667	6.36	2/15/2021
	2/29/2012	(3)	—	46,000	4.21	2/28/2022
Alan Parker	2/25/2009	(1)	120,000	40,000	5.55	2/25/2019
	3/12/2010	(2)	—	59,383	6.00	3/12/2020
	2/15/2011	(3)	8,000	16,000	6.36	2/15/2021
	2/29/2012	(3)	—	48,000	4.21	2/28/2022
Val J. Christensen	2/25/2009	(1)	120,000	40,000	5.55	2/25/2019
	3/12/2010	(2)	—	187,500	6.00	3/12/2020
	2/15/2011	(3)	94,000	188,000	6.36	2/15/2021
	2/29/2012	(3)	—	282,000	4.21	2/28/2022

(1)         The shares subject to these options vest in increments of 25% upon each of the first, second, third and fourth anniversaries of the grant date.

(2)         The shares subject to these options vest on the third anniversary of the grant date.

(3)         The shares subject to these options vest in increments of 33.33% upon each of the first, second and third anniversaries of the grant date.

Stock Awards
Name	Award Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
David J. Lockwood	6/10/2012	(2)	—	—	2,637,758	8,229,805
Greg Wood	6/10/2012	(2)	—	—	1,055,103	3,291,921
John A. Christian	2/25/2009	(3)	7,500	23,400	—	—
	3/12/2010	(4)	7,292	22,751	—	—
	3/12/2010	(5)	2,430	7,582	—	—
	4/5/2010	(4)	579	1,806	—	—
	4/5/2010	(5)	193	602	—	—
	9/21/2010	(5)	10,051	31,359	—	—
	2/15/2011	(6)	—	—	9,000	27,810
	2/15/2011	(5)	12,000	37,440	—	—
	2/29/2012	(4)	—	—	18,000	56,160
	2/29/2012	(5)	37,000	115,440	—	—
	6/12/2012	(2)	—	—	339,140	1,058,117
Mark Morant	2/25/2009	(3)	12,500	39,000	—	—
	3/12/2010	(4)	3,859	12,040	—	—
	3/12/2010	(5)	1,286	4,012	—	—
	4/5/2010	(4)	76	237	—	—
	4/5/2010	(5)	25	78	—	—
	9/21/2010	(5)	16,157	50,410	—	—
	2/15/2011	(6)	—	—	18,000	56,160
	2/15/2011	(5)	24,666	76,958	—	—
	2/29/2012	(4)	—	—	18,000	56,160
	2/29/2012	(5)	37,000	115,440	—	—
	6/12/2012	(2)	—	—	339,140	1,058,117
Alan Parker	2/25/2009	(3)	12,500	39,000	—	—
	3/12/2010	(4)	9,897	30,879	—	—
	3/12/2010	(5)	3,299	10,293	—	—
	9/21/2010	(5)	5,470	17,066	—	—
	2/15/2011	(6)	—	—	9,000	28,080
	2/15/2011	(5)	12,666		—	—
	2/29/2012	(4)	—	—	18,000	56,160
	2/29/2012	(5)	38,000	118,560	—	—
	6/12/2012	(2)	—	—	339,140	1,058,117
Val J. Christensen	2/25/2009	(3)	12,500	39,000	—	—
	3/12/2010	(4)	31,250	97,500
	3/12/2010	(5)	10,416	32,498	—	—
	9/21/2010	(5)	16,666	51,998	—	—
	2/15/2011	(6)	—	—	113,000	352,560
	2/15/2011	(5)	150,666	470,078	—	—
	2/29/2012	(4)	—	—	113,000	352,560
	2/29/2012	(5)	226,000	705,120	—	—

(1)         Market value is calculated by multiplying $3.12, the closing market price of the Company’s common stock on December 31, 2012, by the number of shares that have not vested.

(2)         These PPSUs are subject to full payment over six years based on four-year performance vesting criteria.

(3)         These shares vest in increments of 25% upon each of the first, second, third and fourth anniversaries of the grant date.

(4)        These shares vest on the third anniversary of the grant date.

(5)         The shares subject to these options vest in increments of 33.33% upon each of the first, second and third anniversaries of the grant date.

(6)         These performance share units will vest, if certain performance-based criteria are met, on the third anniversary of the grant date.

Option Exercises and Stock Vested

The following table includes information, on an aggregate basis, with respect to the exercise of stock options and the vesting of restricted stock for our named executive officers during 2012.

	Option Awards		Stock Awards
			Number of
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David J. Lockwood	—	—	—	—
Greg Wood	—	—	—	—
John A. Christian	—	—	26,114	101,700
Mark Morant	—	—	42,178	163,673
Alan Parker	—	—	27,539	114,015
Val J. Christensen	—	—	114,840	493,052
William R. Benz	—	—	13,563	57,052

(1)         Amounts shown in this column are calculated by multiplying the closing sales price per share of our common stock on the vesting date, by the number of shares acquired on vesting.

Pension Benefits

The Company maintains a section within the Civil Nuclear Pension Plan (“CNPP”) for the benefit of some its U.K. employees. Mr. Morant actively participated in this plan until February 16, 2011, when he relocated to the U.S.  Since that time, Mr. Morant has been an inactive participant in the CNPP. The following table sets forth certain information with respect to the accrued pension plan benefits under the CNPP for Mr. Morant for the year ended December 31, 2012:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)		Payments During Last Fiscal Year ($)
Mark Morant (2)	Civil Nuclear Pension Plan	6.7	747,344	(3)	0

(1)         This amount represents the present value of the accumulated benefit as of December 31, 2012, computed with the same actuarial assumptions as those used for the Company’s 2012 audited consolidated financial statements and assuming Mr. Morant retires at age 60, which is the earliest age when participants may retire without any benefit reduction due to age. See Note 19 to our audited consolidated financial statements included in this Annual Report for a more detailed discussion of these assumptions.

(2)         Mr. Morant ceased to be an active member of the pension scheme effective February 16, 2011 upon his relocation to the U.S.  Mr. Morant does, however, retain the benefits he accrued up until that date as a deferred pensioner of the scheme. The pension scheme provides Mr. Morant with a monthly pension benefit following his separation for services at or after attaining age 60 or reduced pension following his separation from service prior to age 60. Subject to certain offsets, the normal retirement benefit under the plan is an annuity that will provide an annual payment to Mr. Morant equal to 1/80 times his pensionable final earnings for every year of pensionable service.  In addition, at the normal pension retirement age of 60 years old, Mr. Morant will receive a lump payment calculated as 3/80 times his pensionable final earnings.

(3)         Converted from sterling pounds based on the annual average sterling pound exchange rate for 2012.

Nonqualified Deferred Compensation

Except as described under “Pension Benefits” above, in the year ended December 31, 2012, our named executive officers received no nonqualified deferred compensation and had no deferred compensation balances.

Potential Payments upon Termination or Change in Control

The following table discloses potential payments and benefits under our compensation and benefit plans and other employment arrangements to which our named executive officers would be entitled upon certain events, including a termination of their employment or change of control, assuming the termination of employment or change of control occurred on December 31, 2012.

	Termination								Following a Change of Control
	By Company Without Cause or By Executive for Good Reason ($)(1)		Upon a Change of Control ($)(1)		Disability ($)(1)		Death ($)(1)		Termination By Company Without Cause or By Executive for Good Reason ($)(1)		Disability ($)(1)		Death ($)(1)
David J. Lockwood
Cash Payments	3,403,846	(2)	—		403,846	(3)	403,846	(3)	3,330,822	(4)	330,822	(5)	330,822	(5)
Accelerated Equity-Based Awards	2,435,192	(6)	—		2,435,192	(6)	2,435,192	(6)	—		—		—
Welfare Benefit Payments and Outplacement Services	92,828	(7)	—		42,828	(8)	—		92,828	(7)	42,828	(8)	—
Greg Wood
Cash Payments	2,269,231	(2)	—		269,231	(3)	269,231	(3)	2,220,548	(4)	220,548	(5)	220,548	(5)
Accelerated Equity-Based Awards	1,248,816	(6)	—		1,248,816	(6)	1,248,816	(6)	—		—		—
Welfare Benefit Payments and Outplacement Services	93,624	(7)	—		43,624	(8)	—		93,624	(7)	43,624	(8)	—
John A. Christian
Cash Payments	1,479,360	(9)	—		196,859	(10)	196,859	(10)	1,662,501	(11)	380,000	(12)	380,000	(12)
Accelerated Equity-Based Awards	313,096	(6)	424,220	(13)	444,988	(14)	444,988	(14)	876,979	(14)	1,008,870	(14)	1,008,870	(14)
Welfare Benefit Payments and Outplacement Services	89,330	(15)	—		39,330	(16)	—		89,330	(15)	39,330	(16)	—
Mark Morant
Cash Payments	1,502,274	(9)	—		219,773	(10)	219,773	(10)	1,662,501	(11)	380,000	(12)	380,000	(12)
Accelerated Equity-Based Awards	313,096	(6)	492,433	(13)	513,200	(14)	513,200	(14)	876,979	(14)	1,077,083	(14)	1,077,083	(14)
Welfare Benefit Payments and Outplacement Services	81,650	(15)	—		31,650	(16)	—		81,650	(15)	31,650	(16)	—
Alan Parker
Cash Payments	1,416,619	(9)	—		108,291	(10)	108,291	(10)	1,695,981	(11)	387,653	(12)	387,653	(12)
Accelerated Equity-Based Awards	313,096	(6)	437,402	(13)	458,170	(14)	458,170	(14)	876,979	(14)	1,022,052	(14)	1,022,052	(14)
Welfare Benefit Payments and Outplacement Services	91,917	(15)	—		41,917	(16)	—		91,917	(15)	41,917	(16)	—
Val J. Christensen(17)
Cash Payments	3,139,968	(18)	—		—		—		—		—		—
Accelerated Equity-Based Awards	—		—		—		—		—		—		—
Welfare Benefit Payments and Outplacement Services	99,968	(19)	—		—		—		—		—		—
William R. Benz(17)
Cash Payments	1,155,111	(10)	—		—		—		—		—		—
Accelerated Equity-Based Awards	—		—		—		—		—		—		—
Welfare Benefit Payments and Outplacement Services	83,364	(21)	—		—		—		—		—		—

(1)          Such amounts to be reduced by applicable taxes and withholdings. Further, the amounts shown in the table above do not include any payments or benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon a termination of employment. These include (i) accrued salary and, if applicable, accrued and unused vacation time, and (ii) distributions of plan balances under our 401(k) Plan.

(2)          This amount represents (i) the actual bonus the executive earned through December 31, 2012, the assumed date of termination, and (ii) severance pay consisting of the executive’s base salary plus his target bonus for 2012, payable for 24 months.

(3)          This amount represents the actual bonus the executive earned through December 31, 2012.

(4)          This amount represents (i) a pro rata portion of the executive’s target bonus for 2012, and (ii) severance pay consisting of the executive’s base salary plus his target bonus for 2012, payable for 24 months.

(5)          This amount represents a pro rata portion of the executive’s target bonus for 2012.

(6)          This amount represents the value of accelerated vesting of unvested PPSUs under the executive’s 2012 PPSU award agreement, based upon the closing market price of the Company’s common stock on December 31, 2012.

(7)          This amount represents (i) the continuation of standard health and welfare benefits for two years, and (ii) the provision of professional outplacement services for one year.

(8)          This amount represents the continuation of standard health and welfare benefits for two years.

(9)          This amount represents (i) the actual bonus the executive earned through December 31, 2012, and (ii) severance pay consisting of the executive’s base salary plus his target bonus for 2012, payable for 18 months.

(10)    This amount represents the actual bonus the executive earned through December 31, 2012.

(11)    This amount represents (i) the executive’s target bonus for 2012, and (ii) severance pay consisting of the executive’s base salary plus his target bonus for 2012, payable for 18 months.

(12)    This amount represents the executive’s target bonus for 2012.

(13)    This amount represents (i) the value of accelerated vesting of shares of restricted stock and performance share units, and (ii) the value of unvested PPSUs under the executive’s 2012 PPSU award agreement that are deemed to be earned as of the change of control date.  These earned PPSUs are converted to time-vested awards with 1/3 of the earned PPSUs vesting on the change of control date, 1/3 vesting on the first anniversary on the change of control date and the final 1/3 vesting on the second anniversary of the change of control date.  This amount is calculated based upon the closing market price of the Company’s common stock on December 31, 2012.

(14)    This amount represents (i) the value of accelerated vesting of shares of restricted stock, performance share units and PPSUs, based upon the closing market price of the Company’s common stock on December 31, 2012.

(15)    This amount represents (i) the continuation of standard health and welfare benefits for 18 months, and (ii) the provision of professional outplacement services for one year.

(16)    This amount represents the continuation of standard health and welfare benefits for 18 months.

(17)    The amounts disclosed in this table for Messrs. Christensen and Benz reflect their individual resignations from their respective positions with the Company effective June 11, 2012.

(18)    This amount represents (i) severance pay consisting of Mr. Christensen’s base salary plus his target bonus for 2012, payable for 24 months, (ii) a pro rata portion of Mr. Christensen’s actual 2012 bonus and (iii) consulting fees payable under Mr. Christensen’s consulting agreement with the Company.

(19)    This amount represents (i) the continuation of standard health and welfare benefits for two years, and (ii) the provision of professional outplacement services for one year.

(20)    This amount represents (i) severance pay consisting of Mr. Benz’s base salary plus his target bonus for 2012, payable for 18 months, and (ii) a pro rata portion of Mr. Benz’s actual 2012 bonus.

(21)    This amount represents (i) the continuation of standard health and welfare benefits for 18 months, and (ii) the provision of professional outplacement services for one year.

Executive Severance Agreements

In connection with the June 2012 change in management, the Compensation Committee conducted a review of the Company’s standard executive officer severance agreement.  As a result of this review, the Compensation Committee and Board adopted several changes to the severance agreement and entered into the newly adopted agreement with each of Messrs. Lockwood and Wood upon their appointment to office, and entered into amended and restated severance agreements with each of Messrs. Christian, Morant and Parker, which replaced and superseded the severance agreements that each of Messrs. Christian, Morant and Parker entered into with the Company in 2011.

Each executive severance agreement provides that if an executive officer’s employment is terminated (i) by the Company without “cause” or by the executive officer for “good reason,” within two years of a “change in control,” or (ii) by the Company without “cause” or by the executive officer for “good reason,” then the executive officer shall be entitled to the following severance payments and benefits:

•                  all accrued obligations, including all earned or accrued and unpaid base salary, expense reimbursements and other benefits due to the named executive officer under any Company-provided plan, program or arrangement;

•                  a pro-rata payment of the named executive officer’s (i) target bonus amount if the termination follows a “change in control”, or (ii) actual bonus amount if the termination does not follow a “change in control,” in each case payable under the Company’s Annual Incentive Plan for the then-current year;

•                  severance pay equal to the named executive officer’s then current monthly base salary plus the then current target bonus, payable in accordance with the Company’s regular pay schedule, for 18 months from the date of termination (24 months from the date of the termination in the case of Messrs. Lockwood and Wood);

•                  an amount equal to the cost of maintaining medical, dental, disability and life insurance coverage for the executive, his spouse and eligible dependents for the severance period, or, if earlier, until the executive has become eligible for comparable benefits from a new employer; and

•                  professional outplacement services for up to one year following the date of termination, up to a maximum of $50,000.

In the event the named executive officer’s employment is terminated by reason of the named executive officer’s permanent disability, the named executive officer shall be entitled to receive the same benefits above, except for severance pay and professional outplacement services.  In the event the named executive officer’s employment is terminated by reason of the named executive officer’s death, the named executive officer’s heirs, executors, administrators or other legal representatives shall be entitled to receive all accrued obligations and the named executive officer’s pro-rata bonus. If the named executive officer’s employment is terminated by the Company for “cause” or if the named executive officer voluntarily terminates his employment, the named executive officer shall only be entitled to receive payment of all accrued obligations.

In addition to the severance payments and benefits described above, Mr. Morant’s executive severance agreement entitles him to receive reimbursement for the cost of relocating back to the United Kingdom in the event he and/or his family relocate within two years following the termination of his employment.

In the event the total severance payments due to an executive officer would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the severance payments will be cut back to the amount that would result in no such tax being imposed, if such reduction would result in a greater after-tax benefit to the executive officer. The payments included in the table above do not reflect the value of any such potential cutback.

A named executive officer’s receipt of severance payments or benefits pursuant to an executive severance agreement is subject to the named executive officer signing and complying with a general release agreement that contains a general release of claims against the Company and non-solicit, non-disparagement, non-compete and non-disclosure provisions.

Each executive severance agreement has an initial term lasting until December 31, 2014 and automatically extends for successive one-year periods, unless the Company provides one-year written notice to the named executive officer that the term of the executive severance agreement will not be extended.  Further, an executive severance agreement may not be terminated for at least two years following a “change in control.”

The terms “cause,” “change in control” and “good reason” are defined the same in each agreement and can be reviewed in the form of executive severance agreement filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Equity Award Agreements

The terms of equity awards made to the named executive officers under the 2007 Equity Plan granted prior to 2012 provide for accelerated vesting of all unvested stock options, restricted stock and performance share units in the event of a “change of control” (i.e., “single-trigger” vesting).  In February 2012, the Compensation Committee determined that beginning in 2012, all equity awards granted to the named executive officers would provide for accelerated vesting of equity awards in the event the named executive officer is terminated without “cause” or voluntary terminates his or her employment for “good reason” within twenty-four months of a “change of control” of the Company (i.e., “double-trigger” vesting). The terms “cause,” “change of control” and “good reason” are defined in the equity award agreements.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve as “non-management directors.”   Non-management directors are those directors who are not executive officers of the Company or its affiliates. During 2012, Messrs. Beasley, Colombani, Everest, Rogel, Whitman and Winder and Ms. Spottiswoode were non-management directors of the Company.  Mr. Lockwood was also a non-management director of the Company until his appointment as President and Chief Executive Officer in June 2012.  In setting compensation for non-management directors, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required of directors of the Company.

In the case of directors who are executive officers for the Company or its affiliates, the Company provides no additional compensation for such director services.  In 2012, Mr. Christensen, until his resignation in June 2012, and Mr. Lockwood, following his appointment as President and Chief Executive Officer in June 2012, were executive officers of the Company and, therefore, did not receive any compensation for their service as directors of the Company during that time.

The Compensation Committee conducts an annual review of non-management director compensation and recommends any changes to the Board for the Board’s consideration. The compensation program for non-management directors is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of EnergySolutions’ size and scope; compensation should align directors’ interests with the long-term interests of stockholders; and the structure of the compensation should be simple, transparent and easy for stockholders to understand. The Company’s compensation program for its non-management directors is comprised of the following compensation elements:

Cash Compensation

Each non-management director receives an annual cash compensation retainer of $55,000, payable quarterly, which constitutes full compensation for six Board meetings per year. In addition, each non-management director is paid cash compensation of $1,250 for each Board meeting after the sixth Board meeting of the year, $1,250 for each committee meeting attended on which he or she is appointed to serve, and an additional $2,000 for each Board meeting for which the director is required to travel across an ocean.  The Board Chairman is paid additional annual cash compensation of $72,000, payable quarterly, for his service as Chairman and each committee chair is paid additional annual cash compensation of $10,000, payable quarterly, for his or her service as a committee chair.

Equity Compensation

Upon election to the Board and re-election to the Board at the Company’s Annual Meeting of Stockholders each year thereafter for so long as the director continues to serve, each non-management director is granted fully-vested shares of the Company’s common stock having a value of $75,000 on the grant date (calculated as the average closing share price for the 30 days prior to the grant date).

Director Compensation Table

The following summarizes the compensation paid by the Company to its non-management directors for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
J. Barnie Beasley	98,750	63,524	—		162,274
Pascal Colombani	54,338	63,524	—		117,862
J.I. “Chip” Everest, II	85,000	63,524	—		148,524
David J. Lockwood (2)	45,000	63,524	—		108,524
Steven R. Rogel	170,750	63,524	—		234,274
Clare Spottiswoode	51,308	63,524	237,770	(3)	352,602
Robert A. Whitman	87,500	63,524	—		151,024
David B. Winder	100,000	63,524	—		163,524

(1)         The amounts reported in this column reflect the aggregate dollar amounts recognized for stock awards for fiscal year 2012 in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation” in this Annual Report.

(2)         Mr. Lockwood was a non-management director until his appointment as President and Chief Executive Officer effective June 11, 2012. Following his appointment as President and Chief Executive Officer, he ceased receiving directors’ fees and stock awards for his service as a director.

(3)         In consideration for her service as Chair of EnergySolutions EU Limited, a wholly-owned subsidiary of the Company based in the United Kingdom, during 2012 Ms. Spottiswoode was paid ₤150,000, or $237,770 based on the annual average sterling pound exchange rate for 2012.

No Other Compensation

Non-management directors do not receive any non-equity incentive compensation and are not entitled to participate in or receive compensation from the Company’s employee benefit programs.

Director Stock Retention Requirement

So long as a director serves on the Board, he or she is required to retain the ownership of and is required not to sell, assign, transfer or pledge any of the shares granted to the director during the first two years of his or her service on the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2012, Mr. Lockwood served as Chair of the Compensation Committee until his resignation from the Committee in June 2012 which occurred in connection with his appointment as President and Chief Executive Officer.  Messrs. Rogel and Whitman were members of the Compensation Committee for all of 2012. In September 2012, Mr. Whitman was appointed as Chair of the Compensation Committee and Messrs. Everest and Beasley were also appointed to the Compensation Committee. None of the members of the Compensation Committee is or has been an officer or employee of the Company, except for Mr. Everest who served as the Company’s Vice Chairman from July 2007 to February 2009 and as Executive Vice President and Chief Financial Officer from 2005 until July 2007.  During 2012, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.  None of our executive officers served as a member of the compensation committee, or similar committee, of any other company whose executive officer(s) served as a member of our Board or our Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of April 15, 2013, regarding the beneficial ownership of our common stock by (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each entity or person known by us to be the beneficial owner of more than five percent of our common stock.  The percentage ownership is based on 91,052,385 shares of common stock outstanding (net of treasury shares and non-voting restricted stock) at April 15, 2013. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of April 15, 2013 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes following the table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent
Executive Officers and Directors
David J. Lockwood	1,538,618	(2)	1.7%
Greg Wood	—		*
John A. Christian	256,042	(3)	*
Mark Morant	362,085	(4)	*
Alan Parker	381,545	(5)	*
J. Barnie Beasley, Jr.	70,121		*
Pascal Colombani	56,570		*
J.I. “Chip” Everest, II	790,240	(6)	*
Steven R. Rogel	61,407		*
Clare Spottiswoode	56,570		*
Robert A. Whitman	50,911		*
David B. Winder	87,485		*
All executive officers and directors as a group
(14 persons)	3,725,594	(7)	4.1%
5% Stockholders
BlackRock, Inc.	5,503,717	(8)	6.0%
Carlson Capital L.P.	8,934,587	(9)	9.8%

*        Less than one percent (1%) of the outstanding shares of our common stock.

(1)               Except as otherwise noted, the address of each person listed in the table is c/o EnergySolutions, Inc., 423 West 300 South, Suite 200, Salt Lake City, Utah 84101.

(2)               Includes 239,640 shares held through a family trust.

(3)               Includes 157,888 shares issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2013.

(4)               Includes 199,610 shares issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2013.

(5)               Includes 251,383 shares issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2013.

(6)               Includes 694,440 shares held by Jean I. Everest, II and Gayle N. Everest Descendants Trust and 39,757 shares collectively held in trusts for each of Mr. Everest’s three children.

(7)               Includes 608,881 shares issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2013.

(8)               Based on information contained in a Schedule 13G filed with the SEC on January 30, 2013. The business mailing address for BlackRock, Inc. is 40 East 52nd Street New York, NY 10022.

(9)               Based on information contained in a Schedule 13D/A filed with the SEC on April 5, 2013. The business mailing address Carlson Capital L.P. is 2100 McKinney Avenue Dallas, TX 75201.

Includes (i) 5,255,880 shares held directly by Double Black Diamond Offshore Ltd., a Cayman Islands exempted company (“Double Offshore”), (ii) 420,414 shares held directly by Black Diamond Offshore Ltd., a Cayman Islands exempted company (“Offshore”), and (iii) 3,258,293 shares held directly by Black Diamond Thematic Offshore Ltd., a Cayman Islands exempted company (“Thematic”).

Each of Carlson Capital, L.P., a Delaware limited partnership (“Carlson Capital”), (ii) Asgard Investment Corp. II, a Delaware corporation and the general partner of Carlson Capital (“Asgard II”), (iii) Asgard Investment Corp., a Delaware corporation and the sole stockholder of Asgard II, and (iv) and Mr. Clint D. Carlson have the power to vote and direct the disposition of (x) the 5,255,880 shares held directly by Double Offshore, (y) the 420,414 shares directly held by Offshore, and (z) the 3,258,293 shares held by Thematic.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2012, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (#)(1)
Equity compensation plans approved by stockholders	4,683,269	6.29	4,563,819
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	4,683,269	6.29	4,563,819

(1)         These shares are all authorized under the Company’s 2007 Equity Plan and are available for the grant of future options, restricted stock awards, stock appreciation rights, performance-based stock awards and other stock awards. The Company currently has no equity compensation plans other than the 2007 Equity Plan, which was approved by the Company’s stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Director Independence

Due to the Company’s listing on the New York Stock Exchange (the “NYSE”), the Company is required to comply with the requirements of the NYSE Listing Rules with respect to our Board consisting of a majority of “independent directors” and the related rules covering the independence of directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  In March and April 2012, the Board affirmatively determined that J. Barnie Beasley, Jr., Pascal Colombani, J.I. “Chip” Everest, II, Steven R. Rogel, Robert A. Whitman and David B. Winder qualify as independent directors. The Board also affirmatively determined that David J. Lockwood qualified as an independent director until his appointment as President and Chief Executive Officer in June 2012.  Clare Spottiswoode is considered not independent due to her service as Chair of EnergySolutions EU Limited, a wholly-owned subsidiary of the Company based in the United Kingdom.  Val J. Christensen was considered not independent, until his resignation as a director in June 2012.The Board has established guidelines to assist in determining director independence, which conform to the independence requirements in the NYSE Listing Rules. Our independence guidelines are set forth in our Corporate Governance Guidelines and Principles.  Our independent directors meet our independence guidelines.  All members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent directors.

Procedures for Approval of Related Party Transactions

Our Audit Committee reviews and approves or ratifies all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants (other than compensation transactions approved by the Compensation Committee). Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related party transactions and for determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in the transaction with us.

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

Any member of the Audit Committee who is a related person with respect to a transaction under review is not permitted to participate in the deliberations or vote with respect to approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

The policies and procedures for review, approval or ratification of related party transactions are set forth in the Audit Committee Charter.

Related Party Transactions

Clare Spottiswoode, a member of the Company’s Board, has served as Chair of EnergySolutions EU Limited, a wholly-owned subsidiary of the Company based in the United Kingdom, since January 2010. Pursuant to her Letter of Appointment, dated as of December 18, 2009, Ms. Spottiswoode is paid an annual fee of £150,000 for her service as Chair. Also, as required by his employment arrangement, on July 26, 2012, Mr. Lockwood purchased 884,614 shares of common stock from the Company through his account in the Company’s 401(k) plan at a price of $1.69 per share. Both of these transactions were approved by the Audit Committee in accordance with the procedures cited above.

Item 14.  Principal Accountant Fees and Services.

Our Audit Committee was formed on November 20, 2007, the date of the completion of our initial public offering.  Since that time, the Audit Committee has pre-approved all audit and non-audit services provided by Ernst & Young LLP.  In accordance with the Audit Committee’s pre-approval policy, the Audit Committee pre-approves all permissible non-audit services and all audits, review or attest engagements.

The following table presents fees billed for professional audit services and other services rendered to EnergySolutions by Ernst & Young LLP for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Audit fees (1)	$2,235	$2,027
Audit-related fees (2)	$—	$—
Tax fees (3)	$5	$143
All other fees (4)	$8	$—
Total	$2,248	$2,170

(1)         Audit fees include audits of consolidated financial statements, statutory audits, quarterly reviews, reviews of registration statement filings, comfort letters and consents related to SEC filings.

(2)         Audit-related fees include services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “audit fees.”

(3)         Tax fees include professional services related to preparation of certain U.S. and international tax filings and tax planning and advice.

(4)         All other fees include other services that do not meet the above category descriptions. For 2012, this amount relates to certain agreed-upon services provided in connection with our re-bid of the Magnox contract.

Our Audit Committee has adopted restrictions on our hiring of any Ernst & Young LLP partner, director, manager, staff, advising member of the department of professional practice, reviewing actuary, reviewing tax professional and any other persons having responsibility for providing audit assurance on any aspect of their certification of the Company’s financial statements. The Committee also requires primary Ernst & Young LLP partners assigned to our audit to be rotated at least every five years.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)              Financial Statements.  No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(a)(3)                  Exhibits.  The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 2013.

ENERGYSOLUTIONS, INC.
By:	/s/ GREGORY S. WOOD

Gregory S. Wood
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1+*

Asset Sale Agreement, dated as of December 11, 2007, by and among Exelon Generation Company, LLC, ZionSolutions, LLC, EnergySolutions, LLC and EnergySolutions, Inc., as amended (attached as Exhibit 2.3 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

2.2*

Agreement and Plan of Merger, dated as of January 7, 2013, by and among EnergySolutions, Inc., Rockwell Holdco, Inc., and Rockwell Acquisition Corp. (attached as Exhibit 2.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on January 7, 2013).

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

10.1*

Credit Support Agreement, dated as of September 1, 2010, by and among Exelon Generation Company, LLC, ZionSolutions, LLC, EnergySolutions, LLC and EnergySolutions, Inc (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.2*

Performance Guaranty, made and given as of December 11, 2007, by EnergySolutions, Inc. in favor of Exelon Generation Company, LLC (attached as Exhibit 10.2 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.3*

Performance Guaranty, made and given as of December 11, 2007, by EnergySolutions, LLC in favor of Exelon Generation Company, LLC (attached as Exhibit 10.3 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.4*

Lease Agreement, dated as of September 1, 2010, by and between Exelon Generation Company, LLC and ZionSolutions, LLC (attached as Exhibit 10.4 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.4.1*

First Amendment to Lease Agreement, dated as of April 3, 2012, by and between Exelon Generation Company, LLC and ZionSolutions, LLC (attached as Exhibit 10.4.1 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.5*

Pledge Agreement, dated as of September 1, 2010, made by EnergySolutions, LLC in favor of Exelon Generation Company, LLC (attached as Exhibit 10.5 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.6*

Put Option Agreement, dated as of September 1, 2010, by and between Exelon Generation Company, LLC and ZionSolutions, LLC (attached as Exhibit 10.6 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.7*

Backup Nuclear Decommissioning Trust Agreement, dated as of September 1, 2010, by and between ZionSolutions, LLC and The Bank of New York Mellon, as trustee (attached as Exhibit 10.7 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.8*

Tax Qualified Nuclear Decommissioning Master Trust Agreement, dated as of August 27, 2010 and effective as of September 1, 2010, by and between ZionSolutions, LLC and The Bank of New York Mellon, as trustee (attached as Exhibit 10.8 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.9*

Non-Tax Qualified Nuclear Decommissioning Master Trust Agreement, dated as of August 27, 2010 and effective as of September 1, 2010, by and between ZionSolutions, LLC and The Bank of New York Mellon, as trustee (attached as Exhibit 10.9 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

10.10*

Amended, Restated and Consolidated Site Management and Operations Contract, dated as of October 4, 2011, between the Nuclear Decommissioning Authority and Magnox Limited (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.11*

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

10.12.1*

Amendment No. 1 to Credit Agreement, dated as of August 23, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A.(attached as Exhibit 3.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2010).

10.12.2*

Amendment No. 2 to Credit Agreement, dated as of February 15, 2013, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (attached as Exhibit 4.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on February 20, 2013).

10.13*

Reimbursement Agreement, dated as of February 15, 2013, by and among EnergySolutions, Inc., Rockwell Holdco, Inc. and Rockwell Acquisition Corp (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on February 20, 2013).

10.14‡*

Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.15‡*

Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.4 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.16‡*

Offer Letter, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood. (attached as Exhibit 10.5 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.17‡*

Executive Severance Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood (attached as Exhibit 10.7 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.18‡*	Form of Executive Severance Agreement (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2011).

10.19‡*

Form of Executive Severance Agreement by and between EnergySolutions, Inc. and each of its group presidents (attached as Exhibit 10.10 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.20‡*	Form of Retention Award Letter Agreement (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on January 15, 2013).

10.21‡*

Form of Officer Indemnity Agreement by and between EnergySolutions, Inc. and each of its executive officers (attached as Exhibit 10.9 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.22‡*	Executive Bonus Plan (attached as Exhibit 10.22 to EnergySolutions, Inc.’s Form S-1 (File No. 333-141645) filed with the SEC on July 7, 2008).

10.23‡*

Letter of Appointment, dated as of December 18, 2009, by and between EnergySolutions EU Limited and Clare Spottiswoode (attached as Exhibit 10.13 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 1, 2010).

10.24‡*

EnergySolutions, LLC Position Assignment Letter for Mark Morant, dated as of January 12, 2011 (attached as Exhibit 10.5 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.25‡*

Separation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Val John Christensen (attached as Exhibit 10.11 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.26‡*

Consulting Agreement, effective as of June 14, 2012, by and between EnergySolutions, Inc. and Val John Christensen (attached as Exhibit 10.12 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.27‡*

Separation Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and William R. Benz (attached as Exhibit 10.13 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.28‡*

Consulting Agreement, dated as of June 19, 2012, by and between EnergySolutions, Inc. and William R. Benz (attached as Exhibit 10.14 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29‡*	Form of EnergySolutions, Inc. 2007 Equity Incentive Plan (attached as Exhibit 10.19 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

10.29.1‡*	Form of EnergySolutions, Inc. Restricted Stock Award Agreement (attached as Exhibit 10.19.1 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

10.29.2‡*

Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (attached as Exhibit 10.19.2 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on November 13, 2007).

10.29.3‡*

Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based and Company performance-based vesting) between EnergySolutions, Inc. and executives other than group presidents (attached as Exhibit 10.8.3 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.4‡*

Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (performance-based vesting; Company EBITDA) between EnergySolutions, Inc. and executives other than group presidents (attached as Exhibit 10.8.4 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.5‡*

Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based and Company performance-based vesting) between EnergySolutions, Inc. and group presidents (attached as Exhibit 10.8.5 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.6‡*

Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (performance-based vesting; business unit operating income) between EnergySolutions, Inc. and group presidents (attached as Exhibit 10.8.6 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 31, 2011).

10.29.7‡*

Form of EnergySolutions, Inc. Stock Award Agreement (fully-vested stock grants) between EnergySolutions, Inc. and directors (attached as Exhibit 10.6.7 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.8‡*

Form of EnergySolutions, Inc. Performance Share Unit Agreement (performance-based vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.8 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.9‡*

Form of EnergySolutions, Inc. Restricted Stock Award Agreement (time-based vesting and double- trigger accelerated vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.9 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.10‡*

Form of EnergySolutions, Inc. Non-Qualified Stock Option Award Agreement (time-based vesting and double-trigger accelerated vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.10 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.11‡*

Form of EnergySolutions, Inc. Performance Share Unit Agreement (performance-based vesting and double- trigger accelerated vesting) between EnergySolutions, Inc. and executives (attached as Exhibit 10.6.11 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

10.29.12‡*

Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.2 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29.13‡*

Restricted Stock Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and David J. Lockwood (attached as Exhibit 10.3 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29.14‡*

Phantom Performance Share Unit Award Agreement, dated as of June 10, 2012, by and between EnergySolutions, Inc. and Gregory Wood (attached as Exhibit 10.6 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.29.15‡*

Form of Phantom Performance Share Unit Award Agreement by and between EnergySolutions, Inc. and each of its group presidents (attached as Exhibit 10.8 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.30*	Form of Director Indemnification Agreement (attached as Exhibit 10.21 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

10.31‡*	Form of Board of Directors Summary of Compensation Terms (attached as Exhibit 10.9 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 15, 2012).

21.1*	List of Subsidiaries (attached as Exhibit 21.1 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

23.1*	Consent of Independent Registered Public Accounting Firm (attached as Exhibit 23.1 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

24.1*	Power of Attorney (included on the signature page of EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*

Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (attached as Exhibit 32.1 to EnergySolutions, Inc.’s Form 10-K (File No. 001-33830) filed with the SEC on March 18, 2013).

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