Form 10-Q
period 2013-03-31
EnergySolutions, Inc.
filed 2013-05-10
CIK 1393744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, 90,579,979 shares of the registrant’s common stock were outstanding.

ENERGYSOLUTIONS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three Month Period Ended March 31, 2013

PART I

Item 1.  Financial Statements

EnergySolutions, Inc.

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(in thousands of dollars, except per share information)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,425	$134,191
Accounts receivable, net of allowance for doubtful accounts	349,124	259,913
Costs and estimated earnings in excess of billings on uncompleted contracts	93,350	98,978
Income tax receivable	619	6,427
Prepaid expenses	10,129	11,022
Nuclear decommissioning trust fund investments, current portion	142,682	152,507
Deferred costs, current portion	119,793	127,573
Other current assets	3,357	3,924
Total current assets	809,479	794,535
Property, plant and equipment, net	116,487	117,744
Goodwill	305,432	308,608
Other intangible assets, net	230,197	239,551
Nuclear decommissioning trust fund investments	421,741	445,989
Restricted cash and decontamination and decommissioning deposits	315,968	316,754
Deferred costs	337,728	360,185
Other noncurrent assets	80,484	72,096
Total assets	$2,617,516	$2,655,462
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$16,592
Accounts payable	138,489	144,649
Accrued expenses and other current liabilities	256,256	193,546
Deferred income taxes	1,090	1,101
Facility and equipment decontamination and decommissioning liabilities, current portion	130,282	138,757
Unearned revenue, current portion	144,443	150,135
Total current liabilities	670,560	644,780
Long-term debt, less current portion	799,425	798,577
Pension liability	36,768	31,043
Facility and equipment decontamination and decommissioning liabilities	459,199	485,447
Deferred income taxes	19,331	20,507
Unearned revenue, less current portion	342,653	366,710
Other noncurrent liabilities	6,797	7,479
Total liabilities	2,334,733	2,354,543
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 90,579,517 and 90,253,242 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	906	903
Additional paid-in capital	510,727	511,503
Accumulated other comprehensive loss	(31,121)	(21,956)
Capital deficiency	(198,231)	(190,031)
Total EnergySolutions stockholders’ equity	282,281	300,419
Noncontrolling interests	502	500
Total stockholders’ equity	282,783	300,919
Total liabilities and stockholders’ equity	$2,617,516	$2,655,462

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Month Periods Ended March 31, 2013 and 2012

(in thousands of dollars, except per share information)

(unaudited)

	Three Month Period Ended March 31,
	2013	2012
Revenue	$526,208	$490,692
Cost of revenue	(479,788)	(459,012)
Gross profit	46,420	31,680
Selling, general and administrative expenses	(32,221)	(33,662)
Equity in income of unconsolidated joint ventures	676	730
Income (loss) from operations	14,875	(1,252)
Interest expense	(18,645)	(17,691)
Other income, net	2,111	18,282
Loss before income taxes and noncontrolling interests	(1,659)	(661)
Income tax expense	(6,539)	(4)
Net loss	(8,198)	(665)
Less: Net income attributable to noncontrolling interests	(2)	(4)
Net loss attributable to EnergySolutions	$(8,200)	$(669)
Net loss per common share of EnergySolutions:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)
Weighted average common shares outstanding:
Basic	90,359,873	89,065,585
Diluted	90,359,873	89,065,585

Other comprehensive income (loss):
Net loss	$(8,198)	$(665)
Foreign currency translation adjustments, net of taxes	(8,687)	5,844
Change in unrecognized actuarial (loss) gain	(478)	153
Other comprehensive income (loss), net of taxes	(17,363)	5,332
Less: net income attributable to noncontrolling interests	(2)	(4)
Comprehensive income (loss) attributable to EnergySolutions	$(17,365)	$5,328

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three Month Period Ended March 31, 2013

(in thousands of dollars, except per share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Capital	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficiency	Interests	Equity
Balance at December 31, 2012	90,253,242	$903	$511,503	$(21,956)	$(190,031)	$500	$300,919
Net loss	—	—	—	—	(8,200)	2	(8,198)
Equity-based compensation	—	—	(342)	—	—	—	(342)
Vesting of restricted stock	441,127	4	(4)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(114,850)	(1)	(430)	—	—	—	(431)
Change in unrecognized actuarial loss	—	—	—	(478)	—	—	(478)
Foreign currency translation	—	—	—	(8,687)	—	—	(8,687)
Balance at March 31, 2013	90,579,517	$906	$510,727	$(31,121)	$(198,231)	$502	$282,783

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Three Month Periods Ended March 31, 2013 and 2012

(in thousands of dollars)

(unaudited)

	Three Month Period Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(8,198)	$(665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	17,400	19,017
Equity-based compensation expense	(342)	665
Deferred income taxes	(1,187)	203
Amortization of debt financing fees and debt discount	1,801	1,256
Gain on disposal of property, plant and equipment	—	(66)
Realized and unrealized gain on nuclear decommissioning trust fund investments	(5,354)	(19,514)
Changes in operating assets and liabilities:
Accounts receivable	(102,815)	(12,759)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,704	16,180
Prepaid expenses and other current assets	6,543	(1,512)
Accounts payable	761	(23,471)
Accrued expenses and other current liabilities	69,911	(21,044)
Unearned revenue	(29,708)	(19,866)
Facility and equipment decontamination and decommissioning liabilities	(41,384)	(34,623)
Restricted cash and decontamination and decommissioning deposits	791	109
Nuclear decommissioning trust fund	38,289	41,086
Deferred costs	30,237	28,354
Other noncurrent assets	(8,033)	(14,172)
Other noncurrent liabilities	7,258	13,985
Net cash used in by operating activities	(20,326)	(26,837)
Cash flows from investing activities
Purchase of investments in nuclear decommissioning trust fund	(188,286)	(195,996)
Proceeds from sales of nuclear decommissioning trust fund investments	189,367	197,096
Purchases of property, plant and equipment	(3,171)	(5,999)
Purchases of intangible assets	89	—
Proceeds from disposition of property, plant and equipment	—	89
Net cash used in investing activities	(2,001)	(4,810)
Cash flows from financing activities
Repayments of long-term debt	(16,592)	—
Minimum tax withholding on restricted stock awards	(431)	(84)
Repayments of capital lease obligations	(211)	(74)
Debt financing fess	(3,160)	—
Net cash used in financing activities	(20,394)	(158)
Effect of exchange rate on cash	(1,045)	1,478
Net decrease in cash and cash equivalents	(43,766)	(30,327)
Cash and cash equivalents, beginning of period	134,191	77,213
Cash and cash equivalents, end of period	$90,425	$46,886

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

References herein to “EnergySolutions,” the “Company,” “we,” “us” or “our” refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Envirocare of Utah, Inc. (predecessor) was formed in 1988 to operate a disposal facility for mixed waste, uranium mill tailings and Class A low-level radioactive waste (“LLRW”) in Clive, Utah. In January 2005, the predecessor converted to a limited liability company, Envirocare of Utah, LLC (“Envirocare”). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC (“ENV Holdings”). In 2006, we changed our name from Envirocare of Utah, LLC to EnergySolutions, LLC (“we,” “our,” “EnergySolutions” or the “Company”). Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the decontamination and decommissioning (“D&D”) division of Scientech, LLC (“Scientech”) in October 2005, BNG America, LLC (“BNGA”) in February 2006, Duratek, Inc. (“Duratek”) in June 2006, Safeguard International Solutions, Ltd. (renamed ESEU Services Limited (“ESEU”)) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, Reactor Sites Management Company Limited (“RSMC”) in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco Limited (“Monserco”) in December 2007.

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

On January 7, 2013, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Rockwell Holdco, Inc., a Delaware corporation (“Parent”), and Rockwell Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Energy Capital Partners II, LP and its parallel funds (together with its affiliates, “Energy Capital Partners” or “ECP”), a leading private equity firm focused on investing in North America’s energy infrastructure. On April 5, 2013, EnergySolutions, Parent and Merger Sub entered into the First Amendment to the Agreement and Plan of Merger. Pursuant to the Merger Agreement, the Merger Sub will merge with and into the Company (the “Merger”) and we will become a wholly owned subsidiary of Parent. The Merger will only be able to be consummated following the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. Upon completion of the Merger, each outstanding share of the Company’s common stock other than shares of common stock held in the treasury of the Company or owned by Parent, any affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to $4.15, without interest and subject to any required withholding of taxes.

On April 26, 2013, the Company held a Special Meeting of Stockholders at which the Company’s stockholders approved the proposal to adopt and approve the Merger Agreement.

In January of 2013, EnergySolutions notified the U.S. Nuclear Regulatory Commission (the “NRC”) about the Merger and requested the NRC’s consent to the proposed indirect transfer of control of the Company’s NRC radioactive material licenses and permits pursuant to the Merger. On May 9, 2013, the NRC consented to the indirect transfer of control of the Company’s NRC licenses and permits pursuant to the Merger.

The Company has now received the required regulatory approvals related to the Merger from the states of Ohio, South Carolina, Tennessee and Utah and from the NRC. No further regulatory approvals related to the Merger are required.

The obligation of Parent and Merger Sub to consummate the Merger remains subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) the absence of any law or order preventing the consummation of the Merger, (ii) subject to certain exceptions, the accuracy of the Company’s representations and warranties, (iii) the Company’s compliance in all material respects with its obligations under the Merger Agreement, and (iv) the absence of a material adverse effect on the Company.

The obligation of the Company to consummate the Merger remains subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) the absence of any law or order preventing the consummation of the Merger, (ii) that Parent’s and Merger Sub’s representations and warranties are accurate subject to certain exceptions and (iii) that Parent and Merger Sub have complied in all material respects with their obligations under the Merger Agreement.

The Company expects to consummate the Merger on or about May 24, 2013, at which time the Company’s common stock will be delisted from the New York Stock Exchange.

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Government Group derives its revenue from United States (“U.S.”) government customers for the management and operation or clean-up of facilities with radioactive materials. Our U.S. government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy (“DOE”) and U.S. Department of Defense (“DOD”). The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services (“CS”), Logistics, Processing and Disposal (“LP&D”) and International. The Global Commercial Group provides a broad range of services both nationally and internationally, including (i) on-site D&D services to commercial customers such as power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials; (ii) logistics, transportation, processing and disposal services to both government and commercial customers at our facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina; and (iii) comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations. Our international operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom (“U.K.”) to operate, manage and decommission ten Magnox sites with 22 nuclear reactors. In addition, our International operations also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring activities, considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our 2012 Annual Report.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results that can be expected for the full year.

We have majority voting rights for one of our minority-owned joint ventures. Accordingly, we have consolidated its operations in our consolidated financial statements and therefore, we recorded the noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to other noncontrolling partners.

Reclassifications

Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation. Approximately $1.5 million was reclassified from property, plant and equipment to other intangible assets, both included under noncurrent assets in our consolidated balance sheet as of December 31, 2012, due to a misclassification of certain cask licensing costs.

Accounting for the Exelon Transaction

In December 2007, we entered into certain agreements with Exelon Corporation (“Exelon”) to dismantle the Zion Station nuclear power plant located in Zion, Illinois (the “Zion Station”). On the date of the closing of the asset sale agreement with Exelon, the nuclear decommissioning trust (the “NDT”) fund investments previously held by Exelon for the purpose of decommissioning the Zion Station were transferred to us and the use of those funds, and any investment returns arising therefrom, remain restricted solely for that purpose. The investments are classified as trading securities and as such, the realized and unrealized investment gains and losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) as other income (expense), net. As part of this transaction, we have assumed Exelon’s cost basis in the investments for tax purposes. To the extent that the trust fund assets exceed the total costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we will perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.

As the trust fund assets transferred to us represented a prepayment of fees to perform the D&D work, we also recorded deferred revenue initially totaling $772.2 million. Revenue recognition throughout the life of the project is based on the proportional performance method using a cost-to-cost approach.

In conjunction with the acquisition of the shut down nuclear power plant, we also became responsible for and assumed the asset retirement obligation (“ARO”) for the plant, and we have established an ARO measured in accordance with ASC 410-20. Subsequent measurement of the ARO follows ASC 410-20 accounting guidance, including the recognition of accretion expense, reassessment of the remaining liability using our estimated costs to complete the D&D work, plus a profit margin, and recognition of the ARO gain as the obligation is settled. ARO gain results from the requirement to record costs plus an estimate of third-party profits in determining the ARO. When we perform the D&D work using internal resources to reduce the ARO for work performed, we recognize a gain if actual costs are less than estimated costs plus the third-party profits. Accretion expense and ARO gain are recorded within cost of revenue because we are providing D&D services to a customer. Any change to the ARO as a result of cost estimate changes is recorded in cost of revenue within the condensed consolidated statements of operations and comprehensive income (loss). We also recorded deferred costs to reflect the costs incurred to acquire the future revenue stream. The deferred cost balance was initially recorded at $767.1 million, which is the same value as the initial ARO, and will be amortized to cost of revenue in the same manner as deferred revenue is amortized, using the proportional performance method.

(3) Recent Accounting Pronouncements

Accounting Pronouncements Issued

There have been no developments to recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from that disclosed in the Company’s 2012 Annual Report.

(4) Trust Fund Investments

The NDT fund was established solely to satisfy obligations related to the D&D of the Zion Station. The NDT fund holds investments in marketable debt and equity securities directly and indirectly through commingled funds. Investments in the NDT fund are carried at fair value and are classified as trading securities. As of March 31, 2013, investments held by the NDT fund, net, totaled $563.5 million, and are included in current and other long-term assets in the accompanying condensed consolidated balance sheets, depending on the expected timing of usage of funds.

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

NDT fund investments consisted of the following (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$12,551	$—	$—	$12,551	$7,422	$—	$—	$7,422
Investments
Corporate debt securities	209,989	16,214	(506)	225,697	223,662	17,940	(575)	241,027
Equity securities	400	39	—	439	10,117	4,249	(61)	14,305
Direct lending securities	110,441	8,354	(937)	117,858	98,138	6,026	(1,721)	102,443
Debt securities issued by states of the U.S.	24,863	3,375	—	28,238	31,306	3,806	—	35,112
Cash and cash equivalents	23,161	—	—	23,161	23,686	—	—	23,686
Commingled funds	—	—	—	—	4,017	527	—	4,544
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	157,639	1,996	(1,299)	158,336	166,925	3,912	(880)	169,957
Total investments	526,493	29,978	(2,742)	553,729	557,851	36,460	(3,237)	591,074
Total assets	539,044	29,978	(2,742)	566,280	565,273	36,460	(3,237)	598,496
Liabilities
Payable for securities purchased	(1,857)	—	—	(1,857)	—	—	—	—
Total liabilities	(1,857)	—	—	(1,857)	—	—	—	—
Net assets held by the NDT fund	$537,187	$29,978	$(2,742)	564,423	$565,273	$36,460	$(3,237)	598,496
Less: current portion				(142,682)				(152,507)
Long-term investments				$421,741				$445,989

Investments held by the NDT fund are included in current and other long-term assets in the accompanying condensed consolidated balance sheets, depending on the expected timing of usage of funds. We have withdrawn from the NDT fund approximately $38.3 million and $158.3 million, for the three month period ended March 31, 2013 and for the year ended December 31, 2012, respectively, to pay for Zion Station D&D project expenses, estimated trust income taxes and trust management fees.

For the three month periods ended March 31, 2013 and 2012, we recorded $6.0 million of unrealized losses and $5.9 million of unrealized gains, respectively, resulting from adjustments to the fair value of the NDT fund investments. Realized gains related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $11.3 million and $13.6 million for the three month periods ended March 31, 2013 and 2012, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss).

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

The fair market value of our debt is based on quoted market prices from the over-the-counter restricted market and is categorized as Level 1. The fair market value of our senior secured credit facility was approximately $516.1 million as of March 31, 2013 and $508.6 million as of December 31, 2012. The carrying value of our senior secured credit facility was $510.4 million as of March 31, 2013 and $527.0 million as of December 31, 2012. We also had outstanding senior notes obligations with a carrying amount of $300.0 million as of March 31, 2013 and December 31, 2012, with a fair market value of approximately $313.5 million as of March 31, 2013 and $283.5 million as of December 31, 2012.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (revised)
Assets
Receivables for securities sold	$12,551	$12,551	$—	$—	$7,422	$7,422	$—	$—
Investments
Cash and cash equivalents	23,161	23,161	—	—	23,686	23,686	—	—
Fixed income securities(1)	412,271	129,863	282,408	—	446,096	125,605	320,491	—
Equity securities(2)	439	439	—	—	14,305	14,305	—	—
Direct lending securities(3)	117,858	—	—	117,858	102,443	—	—	102,443
Units of participation(4)	—	—	—	—	4,544	—	4,544	—
Total investments	553,729	153,463	282,408	117,858	591,074	163,596	325,035	102,443
Total assets	566,280	166,014	282,408	117,858	598,496	171,018	325,035	102,443
Liabilities
Payable for securities purchased	(1,857)	(1,857)	—	—	—	—	—	—
Total liabilities	(1,857)	(1,857)	—	—	—	—	—	—
Net assets held by the NDT fund	$564,423	$164,157	$282,408	$117,858	$598,496	$171,018	$325,035	$102,443

(1)             For fixed income securities, multiple prices from pricing services are obtained from pricing vendors whenever possible, which enables cross- provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustee determines that another price source is considered to be preferable. U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and are also categorized as Level 1. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities, adjusted for observable differences and are categorized in Level 2.

(2)             With respect to individually held equity securities, the trustee obtains prices from pricing services, whose prices are obtained from direct feeds from market exchanges. The fair values of equity securities held directly by the trust fund are based on quoted prices in active markets and are categorized in Level 1. Equity securities held individually are primarily traded on the New York Stock Exchange and NASDAQ Global Select Market, which contain only actively traded securities due to the volume trading requirements imposed by these national securities exchanges.

(3)             Direct lending securities are investments in managed funds that invest in private companies for long-term capital appreciation. The fair value of these securities is determined using either an enterprise value model or a bond valuation model. The enterprise value model develops valuation estimates based on valuations of comparable public companies, recent sales of private and public companies, discounting the forecasted cash flows of the portfolio company, estimating the liquidation or collateral value of the portfolio company or its assets, considering offers from third parties to buy the portfolio company, its historical and projected financial results, as well as other factors that may impact value. Significant judgment is required in the applications of discounts or premiums applied to the prices of comparable companies for factors such as size, marketability and relative performance. Under the bond valuation model, expected future cash flows are discounted using a discount rate. The discount rate is composed of a market based rate for similar credits in the public market and an internal credit rate based on the underlying risk of the credit. Investments in direct lending funds are categorized as Level 3 because the fair value of these securities is based largely on inputs that are unobservable and also utilize complex valuation models. Investments in direct lending securities typically cannot be redeemed until maturity of the term loan.

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

(4)             Units of participation, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with stated fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. Units of participation are categorized as Level 2 because the fair value of these securities is based primarily on observable prices of the underlying securities.

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

Direct Lending Securities	March 31, 2013	December 31, 2012
Beginning balance	$102,443	$61,998
Purchases and issuances	17,351	82,285
Sales, dispositions and settlements	(5,094)	(39,706)
Realized gains and losses	46	(2,940)
Change in unrealized gains and losses	3,112	806
Ending balance	$117,858	$102,443

(6) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our condensed consolidated statements of operations and comprehensive income (loss). In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary. During the three month period ended March 31, 2013, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures (in thousands):

	As of March 31, 2013	As of December 31, 2012
Current assets	$44,605	$49,979
Current liabilities	24,006	25,127

	For The Three Month Period Ended March 31,
	2013	2012
Revenue	$26,506	$32,667
Gross profit	2,566	2,011
Net income	2,275	1,909
Net income attributable to EnergySolutions	676	730

Our percentage of ownership of unconsolidated joint ventures as of March 31, 2013 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

We did not receive any dividend distributions from our unconsolidated joint ventures during the three month periods ended March 31, 2013 or 2012.

Noncontrolling interest

We have majority voting rights for one of our minority owned joint ventures. Accordingly, we have reported its operations in our consolidated financial statements. Assets from our consolidated joint venture can only be used to settle its own obligations. Additionally, our assets cannot be used to settle the joint ventures’ obligations because this minority owned joint venture does not have recourse to our general credit. We record noncontrolling interest income which reflects the portion of the earnings of operations which are applicable to other minority interest partners. Cash payments, representing the distributions of the investors’ share of cash generated by operations, are recorded as a reduction in noncontrolling interests. Noncontrolling interest income for the three month periods ended March 31, 2013 and 2012 was $0. No distributions were made for the three month periods ended March 31, 2013 or 2012.

(7) Goodwill

As of March 31, 2013 and December 31, 2012, we had recorded $305.4 million and $308.6 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. For the three month periods ended March 31, 2013 and 2012, we recorded translation losses of $2.8 million and translation gains of $1.7 million, respectively, related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform an impairment test on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We estimate the fair value of the reporting units using a combined income and market approach. The income approach is calculated based on management’s best estimates of future cash flows. Changes in these forecasts could significantly change the calculated fair value of a reporting unit. The market approach is calculated based on market multiples for comparable companies as applied to our company-specific metrics. As of March 31, 2013, and December 31, 2012, there were no events or circumstances that indicated that impairment exists in any of our reporting units.

(8) Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to permits, customer relationships and technology.  All of our intangibles are subject to amortization.

Other intangible assets consisted of the following (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$243,036	$(78,871)	16.4 years	$243,130	$(76,406)	16.9 years
Customer relationships	154,851	(93,349)	5.3 years	161,429	(93,552)	5.6 years
Technology and other	15,490	(10,960)	2.8 years	15,490	(10,540)	3.1 years
Total amortizable intangibles	$413,377	$(183,180)	13.2 years	$420,049	$(180,498)	13.4 years

We recorded $2.8 million and $3.5 million of translation losses related to intangible assets denominated in foreign currencies for the three month periods ended March 31, 2013 and 2012, respectively. Amortization expense was $6.4 million and $6.5 million for the three month periods ended March 31, 2013 and 2012, respectively.

(9) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Term loan facilities due through 2016(1)	$510,407	$527,000
Term loan unamortized discount	(8,026)	(8,741)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(2,990)	(3,090)
Revolving credit facility	—	—
Total debt	799,425	815,169
Less: current portion	—	(16,592)
Total long-term debt	$799,425	$798,577

(1)         The variable interest rate on borrowings under our senior secured credit facility was 6.25% as of March 31, 2013 and December 31, 2012.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $69.2 million was used to fund letters of credit issued as of March 31, 2013. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. As of March 31, 2013 and December 31, 2012, borrowings of $310.5 million and $310.6 million, respectively, under the senior secured term loan were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit.

The senior secured term loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of senior secured term loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC. As of March 31, 2013, no scheduled quarterly repayments were due within the next 12 months. Each optional and mandatory prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis.

During the three month period ended March 31, 2013, we made principal debt payments totaling $16.6 million. We also paid $5.7 million of debt financing fees to our lenders to obtain amendments to the senior secured credit facility of which $3.2 million were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of March 31, 2013.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending March 31, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended March 31, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2013, our total leverage and cash interest coverage ratios were 2.96 and 2.55 respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2013 were $3.1 million. As of March 31, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

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

In connection with our senior secured credit facility, on February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the “Loan Amendment”), with the lenders party thereto and JP Morgan Chase Bank, N.A., as the administrative and collateral agent. The Loan Amendment contains the following terms and conditions:

1)                                     that the lenders and the administrative agent consent to i) the consummation of the Merger; ii) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility, iii) a consent to any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iv) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and v) 1% prepayment premium if any senior secured term loans are refinanced prior to the date that is one year following the execution date of the Loan Amendment;

2)                                     that the definition of change of control and reporting requirements under the senior secured credit facility be amended;

3)                                     that upon the closing of the Merger, that the applicable margin for our senior secured term loan made pursuant to the senior secured credit facility be increased by 0.5%;

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

6)                                     that no later than 150 days after the closing of the Merger, that we reduce our debt with respect to our senior secured term loans under the amended senior secured credit facility and our 10.75% Senior Notes due 2018, after giving effect to the Merger, to $675.0 million or less; and

7)                                     that the Loan Amendment would take effect upon the consummation of the Merger.

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

During the three month period ended March 31, 2013, we made cash interest payments totaling $25.2 million related to our outstanding debt obligations as of that date. During the three month period ended March 31, 2012, we made cash interest payments totaling $25.0 million, related to our outstanding debt obligations as of that date.

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

Our facility and equipment D&D liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Facilities and equipment ARO—Zion Station	$519,252	$553,302
Facilities and equipment ARO—Clive, UT	29,588	29,300
Facilities and equipment ARO—other	35,562	35,757
Total facilities and equipment ARO	584,402	618,359
Barnwell Closure	5,079	5,845
	589,481	624,204
Less: current portion	(130,282)	(138,757)
	$459,199	$485,447

Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations. The following is a rollforward of our facilities and equipment ARO (in thousands):

	March 31, 2013	December 31, 2012
Beginning Balance as of January 1	$618,359	$750,649
Liabilities incurred	64	187
Liabilities settled	(40,600)	(159,776)
Accretion expense	6,579	30,017
ARO estimate adjustments	—	(2,718)
Ending liability	$584,402	$618,359

For certain of our D&D obligations, we are required to deposit cash relating to our D&D obligation in the form of a restricted cash account, a deposit in escrow, or in a trust fund. D&D deposits consist principally of: (i) funds held in trust for completion of various site clean-up projects and (ii) funds deposited in connection with landfill closure, post-closure and remediation obligations. Although we are required to provide assurance to satisfy some of our D&D obligations in the form of insurance policies, restricted cash accounts, escrows or trust funds, these assurance mechanisms do not extinguish our D&D liabilities. D&D deposits and restricted cash are included in non-current assets in the accompanying condensed consolidated balance sheets.

The following table presents a summary of the D&D cash deposits available exclusively to fund closure and post-closure obligations related to our AROs (in thousands):

	March 31, 2013	December 31, 2012
Zion Station plant—restricted cash(1)	$200,000	$200,000
Clive, Utah facility—restricted cash	85,618	85,606
Tennessee facilities—escrow account(2)	13,363	13,363
Barnwell, South Carolina facility—trust fund	5,079	5,845
Others—restricted cash	662	662

(1)         In connection with the execution of the Exelon Agreements, and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is cash-collateralized with proceeds obtained from our senior secured credit facility.

(2)         To fund our obligation to clean and remediate our Tennessee facilities and equipment, we have also purchased insurance policies.

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

The following table sets forth the computation of the common shares outstanding in determining basic and diluted net income (loss) per share:

	For the Three Month Period ended March 31,
	2013	2012
Weighted average common shares—basic	90,359,873	89,065,585
Dilutive effect of restricted stock and stock options	—	—
Weighted average common shares—diluted	90,359,873	89,065,585
Anti-dilutive securities not included above	3,498,933	7,814,192

(12) Equity-Based Compensation

Stock Options, Restricted Stock and Phantom Stock

In November 2007, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the “Plan”). The Plan authorizes our Board of Directors to grant equity awards to directors, officers, employees and consultants. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Plan is 10,440,000.  We also have a phantom stock plan that provides cash or stock award based on the value of a number of shares to be paid out at the end of a specified period of time at the Company’s closing stock price on the vesting date.

For the three month period ended March 31, 2013 we recorded stock based compensation expense related to our stock option, restricted stock grants and phantom stock grants of $0.5 million. During the first quarter of 2013, the Company determined that it had recorded stock based compensation expense related to grants to certain employees that had been previously terminated with such grants being forfeited. As such, the Company recorded $0.8 million to reduce stock based compensation expense for the three months ended March 31, 2013, related to periods prior to 2013. For the three month period ended March 31, 2012 we recorded stock based compensation expense related to our stock option and restricted stock grants of $0.7 million. Amortization of equity based stock compensation is included in selling, general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income (loss).

As of March 31, 2013, we had $0.9 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 1.6 years. As of March 31, 2013, there was $2.7 million of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.4 years. As of March 31, 2013, we had $11.8 million of unrecognized compensation expense related to phantom stock awards, which will be recognized over a weighted-average period of 3.8 years.

As of March 31, 2013 and December 31, 2012, we had recorded liabilities of $2.5 million and $2.5 million, respectively, related to phantom stock awards to be settled in cash, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. For the three month periods ended March 31, 2013 and 2012, we recorded $1.6 million and $0.6 million, respectively, of compensation expense related to these awards.

(13) Income Taxes

We recognized income tax expense of $6.5 million and $4,000 for the three month periods ended March 31, 2013 and 2012, respectively, for year-to-date effective rates of negative 393.6% and 0.7%, respectively, based on an estimated annual effective tax rate method. The negative rate resulted from the combination of income tax expense and pretax book losses. Income tax expense arises from income in certain jurisdictions in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other jurisdictions in the U.K. are available to offset tax expense due to their respective full valuation allowance positions. The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax expense relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund and the tax benefit of foreign research and development credits.

During the three month period ended March 31, 2013, an extension of the research and development credit in the U.S. was signed into law. While the Company fully intends to take advantage of the research and development credit for the 2012 and 2013 tax years, no benefit has been recorded in the financial statements due to the full valuation allowance position in the U.S.

During the three month periods ended March 31, 2013 and 2012, we made income tax payments of $0.9 million and $4.3 million, respectively.

As of March 31, 2013 and December 31, 2012, we had $0.1 million and $0.1 million, respectively, of gross unrecognized tax benefits. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes.  During the three month period ended March 31, 2012, the Company recognized an income tax benefit of $1.1 million, due to the expiration of the statute of limitations to examine and challenge our tax positions by the taxing authorities in the jurisdictions in which we operate.

(14) Segment Reporting and Business Concentrations

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

Certain reclassifications have been made to the segment information reported for the prior year period, to conform to current year presentation.

The following table presents segment information as (in thousands):

	As of and for the Three Month Period ended March 31, 2013
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(5)	$43,547	$40,912	$43,414	$398,335	$—	$526,208
Income (loss) from operations(2)(5)	4,411	2,163	6,972	20,788	(19,459)	14,875
Depreciation, amortization and accretion expense	31	6,577	5,523	1,986	3,284	17,400
Goodwill	73,594	90,129	89,548	52,161	—	305,432
Other long-lived assets(3)	14,246	18,317	261,039	46,221	6,861	346,684
Purchases of property, plant and equipment	—	1,542	1,363	5	261	3,171
Total assets(4)	166,432	1,356,721	511,502	508,078	74,783	2,617,516

	As of and for the Three Month Period ended March 31, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(5)	$43,674	$39,494	$44,389	$363,135	$—	$490,692
Income (loss) from operations(2)(5)	(4,031)	(1,666)	3,238	20,508	(19,300)	(1,252)
Depreciation, amortization and accretion expense	407	7,552	5,653	1,902	3,503	19,017
Goodwill	73,594	90,129	89,548	54,818	—	308,089
Other long-lived assets(3)	25,021	25,865	267,779	54,940	16,053	389,658
Purchases of property, plant and equipment	—	1,655	3,562	473	309	5,999
Total assets(4)	167,996	1,579,567	555,386	574,091	84,809	2,961,849

(1)         We eliminate intersegment revenue in consolidation. Intersegment revenue for the three month periods ended March 31, 2013 and 2012 were $5.5 million and $7.4 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)         For the three month period ended March 31, 2013, we recorded $0.7 million of income from our unconsolidated joint ventures of which $0.2 million loss is attributable to LP&D and $0.9 million income is attributable to the Government Group. For the three month period ended March 31, 2012, we recorded $0.7 million of income from our unconsolidated joint ventures of which $17,280 loss is attributable to LP&D and $0.7 million income is attributable to the Government Group.

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

(15) Pension Plans

Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	For the Three Month Period ended March 31,
	2013	2012
Service cost	$14,216	$13,943
Interest cost	38,726	39,471
Expected return on plan assets	(45,290)	(42,613)
Net actuarial loss	78	117
	$7,730	$10,918

(16) Restructuring

In September 2012, we initiated a restructuring plan (the “Restructuring Plan”) to reduce operating costs and improve profitability within our operations in the U.S. Under the Restructuring Plan, we reduced our facility footprint and implemented a reduction of force across multiple business segments and functions. For the three month period ended March 31, 2013 we recognized $1.8 million in restructuring charges associated with lease and contract terminations, which is included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue. The corresponding liability as of March 31, 2013 and December 31, 2012 was $4.9 million and $7.8 million, respectively, and is included in accrued expenses and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets. In February 2013, we announced that we had substantially completed the Restructuring Plan. The remaining unpaid termination benefits are expected to be paid within the next 9 years.

                                                In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the three month period ended March 31, 2013 we recognized an additional $55.6 million of expected employee termination benefits related to the termination of approximately 200 employees at the Bradwell site, which is rapidly moving into the early care and maintenance phase. Additionally, we also accrued employee termination benefits for the Chapelcross site, which is decreasing in size following completion of defueling activities and is preparing for further decommissioning, as well as the Dungeness, Oldbury, Trawsfynnyd sites, which are getting ready to re-shape the workforce following cessation of power generation in 2014 . No termination benefits were recognized for the three month period ended March 31, 2012. These benefits are included in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to our International operations. In addition, we have recognized revenue and a receivable from the NDA for the reimbursement of the employee termination benefits. The corresponding liability as of March 31, 2013 and December 31, 2012 was $56.7 million and $5.7 million, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The remaining liability is expected to be paid over approximately the next 12 months.

The following is a reconciliation of the beginning and ending liability balances related to the Magnox employee termination benefits (in thousands):

	March 31, 2013	December 31, 2012
Beginning liability	$5,695	$32,659
Additions	55,555	—
Payments	(3,097)	(27,888)
Effect of exchange rate	(1,445)	924
Ending liability	$56,708	$5,695

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

Magnox Limited continues to transition as sites move to a new state within their lifecycle. The Magnox Optimized Decommissioning Program (“MODP”) includes approximately ten further changes of organization across the ten Magnox sites in the next 5 years. As a result of these changes and the drive to reduce support and overhead costs, there will be manpower reductions of approximately 600 employees through year 2015 followed by a further reduction of approximately 1,000 employees in the period from 2016 to 2020. The MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government’s current comprehensive spending review.

(17) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of March 31, 2013, we were not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results or cash flows.

(18) Guarantor and Non-Guarantor Financial Information

The 2018 senior notes were issued by EnergySolutions, Inc., the parent company, and EnergySolutions, LLC (together with EnergySolutions, Inc., the “Issuers”). The senior notes are jointly and severally guaranteed on a full and unconditional basis by each of the EnergySolutions, Inc.’scurrent and future domestic wholly owned subsidiaries that are guarantors under the senior secured credit facility, other than ZionSolutions LLC, which was established for the purpose of the Company’s license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

Presented below is the condensed consolidating financial information of the issuers, our subsidiaries that are guarantors (the “Guarantor Subsidiaries”), and our subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”). The condensed consolidating financial information reflects the investments of EnergySolutions, Inc. in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Month Period ended March 31, 2013

(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$11,275	$96,895	$431,052	$(13,014)	$526,208
Cost of revenue	—	(7,195)	(80,077)	(405,530)	13,014	(479,788)
Gross profit	—	4,080	16,818	25,522	—	46,420
Selling, general and administrative expenses	—	(17,492)	(9,975)	(4,754)	—	(32,221)
Equity in income of unconsolidated joint ventures	—	—	676	—	—	676
Operating income (loss)	—	(13,412)	7,519	20,768	—	14,875
Interest expense	—	(15,190)	—	(3,455)		(18,645)
Income (loss) from subsidiaries	(6,236)	24,772	—	—	(18,536)	—
Other, net	—	(2,406)	163	4,354	—	2,111
Income (loss) before income taxes	(6,236)	(6,236)	7,682	21,667	(18,536)	(1,659)
Provision for income taxes	(1,964)	—	—	(4,575)	—	(6,539)
Net income (loss)	(8,200)	(6,236)	7,682	17,092	(18,536)	(8,198)
Less: net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to EnergySolutions	$(8,200)	$(6,236)	$7,682	$17,090	$(18,536)	$(8,200)

Other comprehensive income (loss):
Net income (loss)	(8,200)	(6,236)	7,682	17,092	(18,536)	(8,198)
Foreign currency translation adjustments, net of taxes	—	—	—	(8,687)	—	(8,687)
Change in unrecognized actuarial loss	—	—	—	(478)	—	(478)
Other comprehensive income (loss)	(8,200)	(6,236)	7,682	7,927	(18,536)	(17,363)
Less: net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to EnergySolutions	$(8,200)	$(6,236)	$7,682	$7,925	$(18,536)	$(17,365)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Month Period ended March 31, 2012

(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$11,555	$95,796	$398,092	$(14,751)	$490,692
Cost of revenue	—	(8,871)	(89,973)	(374,919)	14,751	(459,012)
Gross profit	—	2,684	5,823	23,173	—	31,680
Selling, general and administrative expenses	—	(22,005)	(7,219)	(4,438)	—	(33,662)
Equity in income of unconsolidated joint ventures	—	—	730	—	—	730
Operating income (loss)	—	(19,321)	(666)	18,735	—	(1,252)
Interest expense	—	(14,253)	—	(3,438)		(17,691)
Income (loss) from subsidiaries	(5,369)	28,115	—	—	(22,746)	—
Other, net	—	90	(11)	18,203	—	18,282
Income (loss) before income taxes	(5,369)	(5,369)	(677)	33,500	(22,746)	(661)
Benefit from (provision for) income taxes	4,700	—	—	(4,704)	—	(4)
Net income (loss)	(669)	(5,369)	(677)	28,796	(22,746)	(665)
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to EnergySolutions	$(669)	$(5,369)	$(677)	$28,792	$(22,746)	$(669)

Other comprehensive income (loss):
Net income (loss)	(669)	(5,369)	(677)	28,796	(22,746)	(665)
Foreign currency translation adjustments, net of taxes	—	—	—	5,844	—	5,844
Change in unrecognized actuarial gain	—	—	—	153	—	153
Other comprehensive income (loss)	(669)	(5,369)	(677)	34,793	(22,746)	(5,332)
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to EnergySolutions	$(669)	$(5,369)	$(677)	$34,789	$(22,746)	$(5,328)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2013

(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$618	$72,912	$107,943	$630,521	$(2,515)	$809,479
Property, plant and equipment, net	—	57,731	56,249	2,507	—	116,487
Goodwill	—	29,765	223,506	52,161	—	305,432
Intangibles, net	—	157,345	29,285	43,567	—	230,197
Restricted cash	—	110,463	5,101	200,404	—	315,968
Nuclear decommissioning trust fund	—	—	—	421,741	—	421,741
Long-term deferred costs less current portion	—	—	—	337,728	—	337,728
Investment in subsidiaries	(24,954)	631,490	—	—	(606,536)	—
Intercompany receivable	308,048	—	102,804	283	(411,135)	—
Other long term assets	—	13,225	17,550	49,709	—	80,484
TOTAL ASSETS	$283,712	$1,072,931	$542,438	$1,738,621	$(1,020,186)	$2,617,516
Liabilities and Stockholders’ Equity
Intercompany loan payable	$—	$397,089	$—	$—	$(397,089)	$—
Intercompany payable	—	—	2,452	14,046	(16,498)	—
Total current liabilities	—	63,669	46,757	560,197	(63)	670,560
Long-term debt, less current portion	—	602,484	—	196,941	—	799,425
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,423	38,788	388,988	—	459,199
Unearned revenue, less current portion	—		—	342,653	—	342,653
Other liabilities, net	1,431	3,220	1,051	57,194	—	62,896
Stockholders’ equity	282,281	(24,954)	453,390	178,100	(606,536)	282,281
Net income attributable to noncontrolling interests	—	—	—	502	—	502
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,712	$1,072,931	$542,438	$1,738,621	$(1,020,186)	$2,617,516

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$6,423	$128,479	$115,603	$545,483	$(1,453)	$794,535
Property, plant and equipment, net	—	60,657	54,112	2,975	—	117,744
Goodwill	—	29,765	223,506	55,337	—	308,608
Intangibles, net	—	160,198	31,186	48,167	—	239,551
Restricted cash	—	110,471	5,867	200,416	—	316,754
Nuclear decommissioning trust fund	—	—	—	445,989	—	445,989
Long-term deferred costs less current portion	—	—	—	360,185	—	360,185
Investment in subsidiaries	(9,554)	616,038	—	—	(606,484)	—
Intercompany receivable	303,550	—	108,032	1,302	(412,884)	—
Other long term assets	—	10,884	16,450	44,762	—	72,096
TOTAL ASSETS	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462
Liabilities and Stockholders’ Equity
Intercompany loan payable	$—	$401,015	$—	$—	$(401,015)	$—
Intercompany payable	—	—	1,441	11,869	(13,310)	—
Total current liabilities	—	88,815	67,198	488,779	(12)	644,780
Long-term debt, less current portion	—	601,836	—	196,741	—	798,577
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,206	39,358	414,883	—	485,447
Unearned revenue, less current portion	—		—	366,710	—	366,710
Other liabilities, net	—	3,174	1,051	54,804	—	59,029
Stockholders’ equity	300,419	(9,554)	445,708	170,330	(606,484)	300,419
Net income attributable to noncontrolling interests	—	—	—	500	—	500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Three Month Period ended March 31, 2013

(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(10,470)	$(9,127)	$(2,201)	$3,701	$(2,229)	$(20,326)
Cash flow from investing activities
Purchases of property, plant and equipment	—	(942)	(2,220)	(9)	—	(3,171)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(188,286)	—	(188,286)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	189,367	—	189,367
Purchases of intangible assets	—	—	89	—	—	89
Net cash provided by (used in) investing activities	—	(942)	(2,131)	1,072	—	(2,001)
Cash flows from financing activities
Intercompany loan receivable	(4,499)	—	6,249	—	(1,750)	—
Intercompany loan payable	—	(2,413)	(1,514)	—	3,927	—
Investment in subsidiary	15,400	(15,452)	—	—	52	—
Repayments of long term debt	—	(16,592)	—	—	—	(16,592)
Debt financing fess	—	(1,960)	—	(1,200)	—	(3,160)
Minimum tax withholding on restricted stock awards	(431)	—	—	—	—	(431)
Repayments of capital lease obligations	—	(211)	—	—	—	(211)
Net cash provided by (used in) financing activities	10,470	(36,628)	4,735	(1,200)	2,229	(20,394)
Effect of exchange rate on cash	—	—	(23)	(1,022)	—	(1,045)
Net increase in cash and cash equivalents	—	(46,696)	380	2,550	—	(43,766)
Cash and cash equivalents, beginning of period	—	93,080	3,371	37,740	—	134,191
Cash and cash equivalents, end of period	$—	$46,384	$3,751	$40,290	$—	$90,425

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

For The Three Month Period ended March 31, 2012

(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(12,352)	$(9,232)	$7,230	$(22,680)	$10,197	$(26,837)
Cash flow from investing activities
Purchases of property, plant and equipment	—	(1,400)	(2,644)	(1,955)	—	(5,999)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(195,996)	—	(195,996)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	197,096	—	197,096
Proceeds from disposition of property, plant and equipment	—	—	89	—	—	89
Net cash provided by (used in) investing activities	—	(1,400)	(2,555)	(855)	—	(4,810)
Cash flows from financing activities
Intercompany loan receivable	3,832	27,351	(4,675)	—	(26,508)	—
Intercompany loan payable	—	(3,832)	—	—	3,832	—
Investment in subsidiary	2,608	(26,739)	—	—	24,131	—
Minimum tax withholding on restricted stock awards	(84)	—	—	—	—	(84)
Repayments of capital lease obligations	—	(74)	—	—	—	(74)
Net cash provided by (used in) financing activities	6,356	(3,294)	(4,675)	—	1,455	(158)
Effect of exchange rate on cash	5,996	5,996	—	1,138	(11,652)	1,478
Net increase in cash and cash equivalents	—	(7,930)	—	(22,397)	—	(30,327)
Cash and cash equivalents, beginning of period	—	695	—	76,518	—	77,213
Cash and cash equivalents, end of period	$—	$(7,235)	$—	$54,121	$—	$46,886

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “2012 Annual Report”).

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the current expectations and beliefs of EnergySolutions and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Any statements that are not statements of historical fact (such as statements containing the words “believes,” “plans,” “anticipates,” “expects,” “estimates” and similar expressions) should be considered forward-looking statements. Among others, the following risks, uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements: (i) the risk that the proposed acquisition of EnergySolutions pursuant to that certain Agreement and Plan of Merger, dated January 7, 2013 (the “Merger Agreement”), by and among Rockwell Holdco, Inc., a Delaware corporation, which is an affiliate of Energy Capital Partners II, LLC, Rockwell Acquisition Corp. and the Company, pursuant to which, subject to certain conditions, Rockwell Acquisition Corp will merge with and into the Company (the “Merger”), may not be consummated in a timely manner, if at all; (ii) the risk that the Merger Agreement may be terminated in circumstances that require us to pay Energy Capital Partners Management II, LP or its designee a termination fee of up to $13,600,000, including the inability to complete the Merger due to the failure to satisfy certain conditions for completion of the Merger; (iii) risks related to the diversion of management’s attention from our ongoing business operations; (iv) risks regarding the failure of Energy Capital Partners to obtain the necessary financing to complete the Merger; (v) the effect of the announcement of the acquisition on our business relationships (including, without limitation, partners and customers), operating results and business generally as well as the potential difficulties in employee retention as a result of the Merger; (vi) risks related to obtaining the requisite consents to the acquisition; (vii) risks related to the outcome of any legal proceedings that have been, or will be, instituted against us related to the Merger Agreement; and (viii) risks related to the effects of local and national economic, credit and capital market conditions on the economy in general. Additional risk factors that may affect future results are contained in the subsection entitled “Risk Factors” under Part I, Item 1A of the 2012 Annual Report. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions or circumstances.

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

We continue our work on the Magnox contracts.  The Magnox contracts have been extended and are scheduled to expire on June 30, 2014.  As expected, the NDA published a notice advising of its intention to launch the contract rebid process that is expected to be completed in late 2013.  We are competing for the rebid of the Magnox contracts by teaming with one other partner.

On January 7, 2013, we entered into the Merger Agreement with Rockwell Holdco, Inc., a Delaware corporation (“Parent”), and Rockwell Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Energy Capital Partners II, LP and its parallel funds (together with its affiliates, “Energy Capital Partners” or “ECP”), a leading private equity firm focused on investing in North America’s energy infrastructure. On April 5, 2013, EnergySolutions, Parent and Merger Sub entered the First Amendment to the Agreement and Plan of Merger. Pursuant to the Merger Agreement, the Merger Sub will merge with and into the Company and we will become a wholly owned subsidiary of Parent. The Merger will only be able to be consummated following the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. Upon completion of the Merger, each outstanding share of the Company’s common stock other than shares of common stock held in the treasury of the Company or owned by Parent, any affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive cash in an amount equal to $4.15, without interest and subject to any required withholding of taxes.

On April 26, 2013, the Company held a Special Meeting of Stockholders at which the Company’s stockholders approved the proposal to adopt and approve the Merger Agreement.

In January of 2013, EnergySolutions notified the U.S. Nuclear Regulatory Commission (the “NRC”) about the Merger and requested the NRC’s consent to the proposed indirect transfer of control of the Company’s NRC radioactive material licenses and permits pursuant to the Merger. On May 9, 2013, the NRC consented to the indirect transfer of control of the Company’s NRC licenses and permits pursuant to the Merger.

The Company has now received the required regulatory approvals related to the Merger from the states of Ohio, South Carolina, Tennessee and Utah and from the NRC. No further regulatory approvals related to the Merger are required.

The obligation of the Company to consummate the Merger remains subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) the absence of any law or order preventing the consummation of the Merger, (ii) that Parent’s and Merger Sub’s representations and warranties are accurate subject to certain exceptions and (iii) that Parent and Merger Sub have complied in all material respects with their obligations under the Merger Agreement.

The obligation of the Company to consummate the Merger remains subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the requirement that (i) Parent’s and Merger Sub’s representations and warranties are accurate subject to certain exceptions and (ii) Parent and Merger Sub have complied in all material respects with their obligations under the Merger Agreement.

The Company expects to consummate the Merger on or about May 24, 2013, at which time the Company’s common stock will be delisted from the New York Stock Exchange.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three Month Period Ended March 31,
	2013	2012
Revenue:
Government Group	$43,547	$43,674
Global Commercial Group
Commercial Services	40,912	39,494
LP&D	43,414	44,389
International	398,335	363,135
Total revenue	526,208	490,692
Cost of revenue:
Government Group	(37,654)	(44,621)
Global Commercial Group
Commercial Services	(36,709)	(38,335)
LP&D	(33,602)	(39,430)
International	(371,823)	(336,626)
Total cost of revenue	(479,788)	(459,012)
Gross profit (loss):
Government Group	5,893	(947)
Global Commercial Group
Commercial Services	4,203	1,159
LP&D	9,812	4,959
International	26,512	26,509
Total gross profit	46,420	31,680
Segment selling, general and administrative expenses:
Government Group	(2,356)	(3,814)
Global Commercial Group	(10,406)	(10,548)
Total segment selling, general and administrative expenses (1)	(12,762)	(14,362)
Segment operating income:
Government Group	3,537	(4,761)
Global Commercial Group	30,121	22,079
Total segment operating income	33,658	17,318
Corporate selling, general and administrative expenses (1)	(19,459)	(19,300)
Equity in income of unconsolidated joint ventures (2)	676	730
Total income (loss) from operations	14,875	(1,252)
Interest expense	(18,645)	(17,691)
Other income, net	2,111	18,282
Loss before income taxes and noncontrolling interests	(1,659)	(661)
Income tax expense	(6,539)	(4)
Net loss	(8,198)	(665)
Less: Net income attributable to noncontrolling interests	(2)	(4)
Net loss attributable to EnergySolutions	$(8,200)	$(669)

(1)         Together, group and corporate selling, general and administrative expenses represent our total segment, general and administrative expenses as reported in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As such, both amounts are needed to compute total consolidated income from operations for the three month periods ended March 31, 2013 and 2012.

(2)         For the three month period ended March 31, 2013, we recorded $0.7 million of income from our unconsolidated joint ventures of which $0.2 million loss is attributable to LP&D and $0.9 million income is attributable to the Government Group.

Three Month Period Ended March 31, 2013 Compared to the Three Month Period Ended March 31, 2012

Government Group

Revenue from our Government Group decreased $0.1 million to $43.5 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to the completion of major projects during 2012 as well as a decrease in government funding. The decreases were offset by an increase in revenue from our Salt Waste processing facility contract with the DOE due to a $6.4 million fee reduction incurred during the first quarter of 2012. Gross profit increased by $6.8 million and gross margin increased to 13.5% for the three month period ended March 31, 2013 from a negative 2.2% for the three month period ended March 31, 2012. The increase in gross margin was due primarily to increased revenue from our Salt Waste processing facility contract which included a $6.4 million fee reduction in the first quarter of 2012. The overall reduction of federal government spending is expected to continue to negatively impact the financial results of our Government Group for the remainder of the year.

Revenue from our Salt Waste processing facility contract increased $6.1 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to a fee adjustment recorded during the first quarter of 2012 resulting from expected costs to complete the contract exceeding the original total budgeted costs. In contrast, cost of revenue decreased $0.3 million due to less activity on the project. As a result, gross profit increased $6.4 million during the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our Southwest division increased $3.3 million and $2.3 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 due primarily to increased activity on our waste characterization and disposal project at the Los Alamos National Laboratory.  As a result, gross profit increased $1.0 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to engineering and technology projects division within the Government Group increased $2.2 million and $2.1 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 due primarily to increased construction and testing activities on our large scale mixing projects.  As a result, gross profit increased $0.1 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue generated by our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah decreased $7.8 million and $7.3 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to the completion of the contract during the first quarter of 2012. As a result, gross profit decreased $0.5 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to our liquids and gases staff augmentation project in Oakridge, Tennessee, decreased $0.8 million and $1.0 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to the completion of the contract during the second quarter of 2012. As a result, gross profit increased $0.2 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Global Commercial Group

Commercial Services Operations

Revenue from our Commercial Services operations increased $1.4 million to $40.9 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to increased scheduled procurement activities at Zion Station, offset in part by decreased revenues from our technology products commercial projects groups. Gross profit increased $3.0 million and gross margin increased to 10.3% for the three month period ended March 31, 2013 from 2.9% for the three month period ended March 31, 2012.

Revenue and cost of revenue related to the decommissioning of the Zion Station increased $4.5 million and $2.0 million, respectively, for the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012, due primarily to increased procurement activities related to the independent spent fuel storage installation and to a decrease in accretion costs when compared to 2012. As a result, gross profit increased $2.5 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our project services division decreased $1.7 million and $2.3 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 due primarily to the substantial completion of various large component projects in 2012 and to lower transportation and overhead costs in 2013. As a result, gross profit decreased $0.6 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our technology products group decreased $1.4 million and $1.3 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to a decrease in demand for liners and storage containers partially offset by increased liquid waste processing activities. As a result, gross profit decreased $0.1 million for the three month period ended March 31, 2013 compared to the same period in 2012.

LP&D Operations

Revenue from our LP&D operations decreased $1.0 million to $43.4 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to lower waste disposal volumes processed at our Clive, Utah facility driven primarily by decreased government stimulus funding. In contrast, gross profit increased $4.9 million and gross margin increased to 22.6% for the three month period ended March 31, 2013 from 11.2% for the three month period ended March 31, 2012 due to cost savings initiatives implemented during the second half of 2012.

Revenue and cost of revenue related to our disposal facilities decreased $2.1 million and $4.2 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to lower volumes of waste receipts on DOE projects due in part to a decrease in ARRA funding offset by decreases in costs due to cost saving initiatives implemented during the second half of 2012. As a result, gross profit increased $2.1 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our processing facilities increased $2.4 million and $2.0 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to increased incineration activities resulting from equipment outages for scheduled maintenance during 2012. As a result, gross profit increased $0.4 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our logistics operations decreased $1.2 million and $0.4 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to decreased shipping activity on major contracts. As a result, gross profit decreased $0.8 million for the three month period ended March 31, 2013 compared to the same period in 2012.

International Operations

Revenue from our International operations increased $35.2 million to $398.3 million for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to higher reimbursable cost base from our operations in the U.K., continued progress of fabrication activities in China and Japan and increased waste processing activities in Canada. Gross profit was unchanged while gross margin decreased to 6.7% for the three month period ended March 31, 2013 from 7.3% for the three month period ended March 31, 2012.

Revenue and cost of revenue from our operations at the Magnox sites in the U.K. increased $29.7 million and $29.9 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to higher reimbursable cost base during the first quarter of 2013 which included approximately $55.6 million of employee termination benefits related to the termination of approximately 200 employees at the Bradwell site, which is rapidly moving into the early care and maintenance phase. Revenue and cost of revenue were also negatively impacted by $3.9 million and $3.6 million, respectively, as a result of fluctuations in pound sterling exchange rates period over period. Gross profit decreased $0.2 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our operations in Asia increased $4.7 million and $4.8 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due primarily to increased design and fabrication activities at the Yangjiang and Haiyang, China nuclear reactor sites and to the completion of construction activities in Japan. As a result, gross profit decreased $0.1 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our operations in Canada increased $0.8 million and $0.5 million, respectively, for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012, due to increased shipments of waste for processing and higher demand for waste storage services. As a result, gross profit increased $0.3 million for the three month period ended March 31, 2013 compared to the same period in 2012.

Group selling, general and administrative expenses

Group selling, general and administrative (“SG&A”) expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Group SG&A expenses decreased $1.6 million, or 11.1%, to $12.8 million for the three month period ended March 31, 2013 compared to $14.4 million for the three month period ended March 31, 2012, due primarily to the impact of cost saving initiatives implemented during the second half of 2012. Group SG&A expenses, as a percentage of revenue, decreased 0.5% for the three month period ended March 31, 2013 compared to the same period in 2012.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $0.2 million, or 0.8%, to $19.5 million, for the three month period ended March 31, 2013, from $19.3 million for the three month period ended March 31, 2012 due primarily to increased professional fees and executive relocation costs, offset by decreased administrative function costs. Corporate SG&A expenses, as a percentage of revenue, remained unchanged for the three month period ended March 31, 2013 compared to the same period in 2012.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures was unchanged at $0.7 million for the three month periods ended March 31, 2013, and March, 31, 2012 with the majority of the income coming from our Washington River Protection Solutions LLC joint venture at the Hanford site during both periods.

Interest expense

Interest expense increased $0.9 million to $18.6 million for the three month period ended March 31, 2013 from $17.7 million for the three month period ended March 31, 2012, due primarily to the acceleration of amortization of debt financing fees resulting from the debt principal repayment of $16.6 million during the first quarter of 2013. During the three month period ended March 31, 2013, we also made interest payments totaling $25.2 million of which $16.1 million relates to the semi-annual payment of interest on the senior notes and $9.1 million relates to interest on the term loan and related senior secured revolving facility. For the three month periods ended March 31, 2013 and 2012, the variable interest rate on our term loan was 6.25%, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income, net

Other income, net, decreased $16.2 million to $1.2 million for the three month period ended March 31, 2013 from $18.3 million for the three month period ended March 31, 2012, due primarily to lower investment income earned on our nuclear decommissioning trust (“NDT”) fund during the first quarter of 2013. For the three month period ended March 31, 2013, we also recorded $2.6 million of arranger fees associated with the modification of our senior secured credit facility.

Income taxes

We recognized income tax expense of $6.5 million and $4,000 for the three month periods ended March 31, 2013 and 2012, respectively, for quarterly effective rates of negative 393.6% and 0.7%, respectively, based on an estimated annual effective tax rate method. The negative rate resulted from the combination of income tax expense and pretax book losses. Income tax expense arises from income in certain jurisdictions in the U.K. and for the NDT fund. No benefits from losses in the U.S. and other jurisdictions in the U.K. are available to offset tax expense due to their respective full valuation allowance positions. The effective rate varies from the U.S. statutory rate of 35% primarily as a result of the amount of income tax expense relative to pretax book income, lower tax on income in foreign jurisdictions and the NDT fund and the tax benefit of foreign research and development credits.

During the three month period ended March 31, 2012, we finalized certain multiple year examinations by U.S. federal taxing authorities. The results of these examinations included a reduction to certain net operating loss carry-forward deferred tax assets. As a result of the finalization of these examinations, we recorded tax benefits of approximately $2.4 million related to the reversal of certain tax reserves.

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

Our cash and cash equivalents and cash flow from operations for the three month period ended March 31, 2013, were sufficient to cover our operating expenses without the need to draw on our senior secured revolving credit facility to cover any shortfalls in the timing of receipts and payments. We are actively engaged in managing our working capital to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business. Our primary use of cash was to fund our working capital and capital expenditures, to service our debt and to pay taxes. As of March 31, 2013 and December 31, 2012, approximately $310.5 million and $310.6 million, respectively, of the borrowings under the senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit.

For the three month period ended March 31, 2013, our principal sources of liquidity consisted of $90.4 million in existing cash and cash equivalents, of which $29.8 million was held in foreign jurisdictions and $35.8 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $69.2 million of outstanding letters of credit issued against it. Due to U.S. tax laws and foreign regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is limited. We also had $349.1 million in accounts receivable and $93.4 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. We review the collectability of these balances on a regular basis and determine if allowances for doubtful accounts are needed. As of March 31, 2013 our allowance for doubtful accounts represented 0.5% of the combined total of these accounts. We also monitor our Days Sales Outstanding (“DSO”) periodically and use it as a metric of performance of our credit and collection function. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash. We calculate DSO by dividing the average accounts receivable for the year into the amount of revenue recognized during the year and multiplying the result of that calculation by the number of days in that year. Our average DSO decreased from 57 days as of December 31, 2012 to 52 days as of March 31, 2013.

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

We had accumulated benefit obligations related to pension plans of $3.8 billion as of December 31, 2012. See Note 19 to our audited consolidated financial statements included elsewhere in our 2012 Annual Report for a more detailed discussion. Approximately 98% of that obligation relates to the Magnox pension plan. The Magnox pension plan is funded by contributions from employees and the Nuclear Decommissioning Authority (“NDA”) in the United Kingdom pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and the employees.

We believe we have sufficient resources to fund our operating and capital expenditures requirements, to pay our income taxes and to service our debt for at least the next twelve months.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three month period ended March 31, 2013, most major foreign currencies weakened against the U.S. dollar. As a result, the Company had unrealized translation losses of $1.1 million in 2013 related to cash held by foreign subsidiaries. During the three month period ended March 31, 2012, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $1.5 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the Company’s exposure to realized exchange gains and losses is generally mitigated.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $69.2 million was used to fund letters of credit issued as of March 31, 2013. Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. As of March 31, 2013 and December 31, 2012, borrowings of $310.5 million and $310.6 million, respectively, under the senior secured term loan were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit.

The senior secured term loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of senior secured term loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K as amended for such fiscal year is filed with the SEC. As of March 31, 2013, no scheduled quarterly repayments were due within the next 12 months. Each optional prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis.

During the three month period ended March 31, 2013, we made principal debt payments totaling $16.6 million. We also paid $5.7 million of debt financing fees to our lenders to obtain amendments to the senior secured credit facility of which $3.2 million were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of March 31, 2013.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending March 31, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.0 from the quarter ended March 31, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2013, our total leverage and cash interest coverage ratios were 2.96 and 2.55 respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2013 were $3.1 million. As of March 31, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

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

In connection with our senior secured credit facility, on February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the “Loan Amendment”), with the lenders party thereto and JP Morgan Chase Bank, N.A., as the administrative and collateral agent. The Loan Amendment contains the following terms and conditions:

1)                                     that the lenders and the administrative agent consent to i) the consummation of the Merger; ii) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility, iii) a consent to any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iv) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and v) 1% prepayment premium if any senior secured term loans are refinanced prior to the date that is one year following the execution date of the Loan Amendment;

2)                                     that the definition of change of control and reporting requirements under the senior secured credit facility be amended;

3)                                     that upon the closing of the Merger, that the applicable margin for our senior secured term loan made pursuant to the senior secured credit facility be increased by 0.5%;

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

During the three month period ended March 31, 2013, we made cash interest payments totaling $25.2 million related to our outstanding debt obligations as of that date. During the three month period ended March 31, 2012, we made cash interest payments totaling $25.0 million, related to our outstanding debt obligations as of that date.

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

Off Balance Sheet Arrangements

As of March 31, 2013, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of March 31, 2013, we had an outstanding variable rate term loan of $510.4 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash.  We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of March 31, 2013, which is 60.0% of our outstanding debt, net of $310.5 million in restricted cash collateralizing deposit letters of credit.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of March 31, 2013, we had $307.1 million in letters of credit issued under our senior secured credit facility and $69.2 million of letters of credit issued against our revolving credit facility. As of March 31, 2013, we had $25.0 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, and insurance policies. As of March 31, 2013, the closure and post-closure requirements for our facilities were $150.7 million.

Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our 2012 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our 2012 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of March 31, 2013, based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Part I, Item 3. “Legal Proceedings” in our 2012 Annual Report.

City of Roseville Employees’ Retirement System v. EnergySolutions, Inc., et al. and Shareholder Derivative Actions

On April 17, 2013, the United States District Court of the Southern District of New York issued a final order approving the settlement agreement between the Company and the plaintiffs in the proceeding concerning the disclosures made in connection with our November 2007 initial public offering and July 2008 secondary offering, which proceeding has been previously disclosed and discussed by us in our 2012 Annual Report.  As a result, this matter has been dismissed.

Contemporaneous with the final order referenced above, the United States District Court of the Southern District of New York entered a final order approving the settlement agreement and dismissing the shareholder derivative actions which were based on substantially the same underlying facts concerning our initial and secondary public offerings described above and which actions were previously disclosed and discussed by us in our 2012 Annual Report.

Litigation Relating to the Merger with Energy Capital Partners

Following the Company’s January 7, 2013 announcement that it had entered into a Merger Agreement providing for the acquisition of the Company by Parent, an entity formed by Energy Capital Partners, ten purported class action lawsuits were brought against us, the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub. Six lawsuits were filed in the Delaware Court of Chancery, captioned Printz v. Rogel, et al., C.A. No. 8302-VCG (Jan. 10, 2013); Bushansky v. EnergySolutions, Inc., et al., C.A. No. 8210 (Jan. 11, 2013); Danahare v. EnergySolutions, Inc., et al., C.A. No. 8219 (Jan. 15, 2013); Graham v. EnergySolutions, Inc., et al. (Jan. 15, 2013), and Lebron v. EnergySolutions, Inc., et al., C.A. No. 8223 (Jan. 15, 2013); Louisiana Municipal Police Employees’ Retirement System v. EnergySolutions, Inc., et al., C.A. No. 8350 (Feb. 22, 2013), (the “Delaware actions”). On January 19, 2013, the Court of Chancery entered an order consolidating the Delaware actions as In re EnergySolutions, Inc. Shareholder Litigation, Consolidated C.A. No. 8203-VCG. On January 28, 2013, the Court of Chancery entered an Order of Class Certification and Case Management which, among other things, certified a non opt-out class of EnergySolutions stockholders consisting of all persons who held shares of stock of EnergySolutions (excluding defendants named in the Delaware actions and their immediate family members, any entity controlled by any of the defendants, and any successors in interest thereto) at any time during the period from and including January 7, 2013, through the date of consummation or termination of the Merger.

On March 15, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, EnergySolutions, Inc., the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub entered into a memorandum of understanding with the plaintiffs in the Delaware actions providing for the settlement in principle of the claims brought by the plaintiffs in the Delaware actions. Pursuant to the memorandum of understanding, we included additional disclosures in our proxy statement requested by the plaintiffs in the Delaware actions. The parties to the Delaware actions are in the process of documenting the settlement and will present the settlement to the Delaware Court of Chancery for approval when that documentation is complete. In approving the settlement, the Delaware Court of Chancery may also require the Company to pay plaintiffs’ attorney fees, the amount of which have not been determined.

The other four lawsuits were filed in the Utah State District Court, Third Judicial District, Salt Lake County, and are titled Mohammed v. EnergySolutions, Inc., et al., No. 130400388 (Jan. 10, 2013); Luck v. EnergySolutions, Inc., et al. No. 130900256 (Jan. 11, 2013); Braiker v. EnergySolutions, Inc., et al., No. 130900573 (Jan. 25, 2013); and Temmler v. EnergySolutions, Inc., et al., No. 130900684 (Jan 31, 2013), (the “Utah actions”). On February 1, 2013, the Company and certain defendants filed a Motion to Dismiss or Stay, or in the Alternative for Extension of Time to Respond to Complaint in the Luck action, seeking to dismiss or stay the action in deference to the Delaware actions.

On April 9, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, EnergySolutions, Inc., the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub entered into a memorandum of understanding with the plaintiffs in the Utah actions, providing for the settlement in principle of the claims brought by the plaintiffs in the Utah actions. Pursuant to the memorandum of understanding, we included additional disclosures in this proxy statement supplement requested by the plaintiffs in the Utah actions. The parties to the Utah actions are in the process of documenting the settlement and will present the settlement to the Utah State District Court, Third Judicial District, Salt Lake County for approval when that documentation is complete.

Collectively, the Delaware actions and Utah actions generally allege that the individual defendants breached their fiduciary duties in connection with the Merger because the merger consideration is unfair, that certain other terms in the Merger Agreement are unfair, and that certain individual defendants are financially interested in the Merger. Some of the actions further allege that Energy Capital Partners, Parent and Merger Sub aided and abetted these alleged breaches of fiduciary duty. Among other remedies, the lawsuits seek to enjoin the Merger, or in the event that an injunction is not awarded, unspecified money damages, costs and attorneys’ fees. We believe that each of the Delaware actions and Utah actions is without merit, and we intend to vigorously defend against all claims asserted to the extent not yet resolved.

We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions to the extent not yet resolved.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2012 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of restricted stock granted under the EnergySolutions, Inc. 2007 Equity Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three month period ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

January 1, 2013 — January 31, 2013	—	$—	—	—
February 1, 2013 — February 28, 2013	85,224	$3.76	—	—
March 1, 2013 — March 31, 2013	29,626	$3.75	—	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2013.

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