Form 10-Q
period 2013-06-30
EnergySolutions, Inc.
filed 2013-08-15
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 100 shares of the registrant’s common stock outstanding all of which were owned by Rockwell Holdco, Inc. the registrant’s parent holding company. The registrant’s common stock is not publicly traded.

ENERGYSOLUTIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Month Periods Ended June 30, 2013

3

PART I
Item 1.  Financial Statements
EnergySolutions, Inc.
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(in thousands of dollars, except share information)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,529	$134,191
Accounts receivable, net of allowance for doubtful accounts	229,975	259,913
Costs and estimated earnings in excess of billings on uncompleted contracts	88,479	98,978
Income tax receivable	8,583	6,427
Prepaid expenses	9,289	11,022
Nuclear decommissioning trust fund investments, current portion	132,674	152,507
Deferred costs, current portion	112,249	127,573
Other current assets	4,723	3,924
Total current assets	683,501	794,535
Property, plant and equipment, net	114,993	117,744
Goodwill	305,395	308,608
Other intangible assets, net	223,844	239,551
Nuclear decommissioning trust fund investments	378,011	445,989
Restricted cash and decontamination and decommissioning deposits	315,692	316,754
Deferred costs	310,559	360,185
Other noncurrent assets	113,058	72,096
Total assets	$2,445,053	$2,655,462
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$135,407	$16,592
Accounts payable	107,929	144,649
Accrued expenses and other current liabilities	212,571	193,546
Deferred income taxes	1,082	1,101
Facility and equipment decontamination and decommissioning liabilities, current portion	121,986	138,757
Unearned revenue, current portion	132,464	150,135
Total current liabilities	711,439	644,780
Long-term debt, less current portion	664,653	798,577
Pension liability	44,355	31,043
Facility and equipment decontamination and decommissioning liabilities	426,984	485,447
Deferred income taxes	18,542	20,507
Unearned revenue, less current portion	314,547	366,710
Other noncurrent liabilities	31,449	7,479
Total liabilities	2,211,969	2,354,543
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 100 and 1,000,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively, and 100 and 90,253,242 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	—	903
Additional paid-in capital	519,429	511,503
Accumulated other comprehensive loss	(31,384)	(21,956)
Accumulated deficit	(255,461)	(190,031)
Total EnergySolutions stockholders’ equity	232,584	300,419
Noncontrolling interests	500	500
Total equity	233,084	300,919
Total liabilities and stockholders’ equity	$2,445,053	$2,655,462
See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Month Periods Ended June 30, 2013 and 2012

(in thousands of dollars)

(unaudited)

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$411,038	$392,621	$937,246	$883,313
Cost of revenue	(363,641)	(356,718)	(843,429)	(815,730)
Gross profit	47,397	35,903	93,817	67,583
Selling, general and administrative expenses	(69,397)	(34,220)	(101,618)	(67,882)
Equity in income (loss) of unconsolidated joint ventures	(98)	2,406	578	3,136
Income (loss) from operations	(22,098)	4,089	(7,223)	2,837
Interest expense	(18,798)	(17,495)	(37,443)	(35,186)
Other income (expense), net	(13,610)	15,443	(11,499)	33,725
Income (loss) before income taxes and noncontrolling interests	(54,506)	2,037	(56,165)	1,376
Income tax benefit (expense)	(2,726)	3,370	(9,265)	3,366
Net income (loss)	(57,232)	5,407	(65,430)	4,742
Less: Net income attributable to noncontrolling interests	2	37	—	33
Net income (loss) attributable to EnergySolutions	$(57,230)	$5,444	$(65,430)	$4,775

Other comprehensive income (loss):
Net income (loss)	$(57,232)	$5,407	$(65,430)	$4,742
Foreign currency translation adjustments, net of taxes	(266)	(4,464)	(8,953)	1,380
Change in unrecognized actuarial gain (loss)	3	(185)	(475)	(32)
Other comprehensive income (loss), net of taxes	(57,495)	758	(74,858)	6,090
Less: net income attributable to noncontrolling interests	2	37	—	33
Comprehensive income (loss) attributable to EnergySolutions	$(57,493)	$795	$(74,858)	$6,123

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.
 Condensed Consolidated Statement of Changes in Stockholders’ Equity
 Six Month Period Ended June 30, 2013
 (in thousands of dollars, except share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2012	90,253,242	$903	$511,503	$(21,956)	$(190,031)	$500	$300,919
Net loss	—	—	—	—	(65,430)	—	(65,430)
Equity-based compensation	—	—	3,945	—	—	—	3,945
Vesting of restricted stock	2,206,430	22	(22)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(111,107)	(1)	(431)	—	—	—	(432)
Capital contribution from Parent	—	—	10,852	—	—	—	10,852
Common stock repurchased by EnergySolutions and retired	(1,779,520)	(18)	(7,324)	—	—	—	(7,342)
Common stock repurchased by Parent and retired	(90,569,045)	(906)	(374,956)	—	—	—	(375,862)
Issuance of common stock	100	—	375,862	—	—	—	375,862
Change in unrecognized actuarial loss	—	—	—	(475)	—	—	(475)
Foreign currency translation, net of taxes	—	—	—	(8,953)	—	—	(8,953)
Balance at June 30, 2013	100	$—	$519,429	$(31,384)	$(255,461)	$500	$233,084

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Cash Flows

Six Month Periods Ended June 30, 2013 and 2012

(in thousands of dollars)

(unaudited)

	Six Month Period Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(65,430)	$4,742
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	34,949	37,732
Equity-based compensation expense	3,945	2,722
Deferred income taxes	(1,984)	(15,185)
Amortization of debt financing fees and debt discount	3,349	2,454
Loss (gain) on disposal of property, plant and equipment	258	(363)
Realized and unrealized loss (gain) on nuclear decommissioning trust fund investments	2,981	(34,613)
Changes in operating assets and liabilities:
Accounts receivable	18,760	4,455
Costs and estimated earnings in excess of billings on uncompleted contracts	8,691	20,594
Prepaid expenses and other current assets	(1,955)	(307)
Accounts payable	(22,605)	(33,559)
Accrued expenses and other current liabilities	25,133	(30,835)
Unearned revenue	(69,801)	(32,253)
Facility and equipment decontamination and decommissioning liabilities	(88,556)	(68,360)
Restricted cash and decontamination and decommissioning deposits	1,062	(671)
Nuclear decommissioning trust fund	82,245	99,308
Deferred costs	64,950	49,114
Other noncurrent assets	(38,910)	(34,633)
Other noncurrent liabilities	40,084	27,662
Net cash used in operating activities	(2,834)	(1,996)
Cash flows from investing activities
Purchase of nuclear decommissioning trust fund investments	(430,211)	(457,279)
Proceeds from sales of nuclear decommissioning trust fund investments	432,762	459,488
Purchases of property, plant and equipment	(6,425)	(11,116)
Proceeds from disposition of property, plant and equipment	—	5,195
Net cash used in investing activities	(3,874)	(3,712)
Cash flows from financing activities
Repayments of long-term debt	(16,592)	—
Distributions to noncontrolling interests partners	—	(157)
Minimum tax withholding on restricted stock awards	(432)	(91)
Repurchase of common stock	(7,342)	—
Repayments of capital lease obligations	(362)	(313)
Debt financing fees	(3,160)	—
Net cash used in financing activities	(27,888)	(561)
Effect of exchange rate on cash	(2,066)	334
Net decrease in cash and cash equivalents	(36,662)	(5,935)
Cash and cash equivalents, beginning of period	134,191	77,213
Cash and cash equivalents, end of period	$97,529	$71,278

 See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

References herein to "EnergySolutions," the "Company," "we," "us" or "our" refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

EnergySolutions, Inc., a Delaware corporation, provides a broad range of services both nationally and internationally, including (i) on-site decontamination and decommissioning ("D&D") services to commercial customers such as power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials; (ii) management and operation or clean-up of facilities with radioactive materials to government customers such as departments and administrations within the United States (the "U.S.") Department of Energy ("DOE") and U.S. Department of Defense ("DOD"); (iii) logistics, transportation, processing and disposal of radioactive waste at our facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina; and (iv) comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations. We also provide turn-key services such as water treatment and sell other products and technologies to utilities in the U.S. and abroad. Our international operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission ten Magnox sites with 22 nuclear reactors.

We report our results through two major operating groups: the Government Group and the Global Commercial Group. The Global Commercial Group reports its results under three separate operating business divisions: Commercial Services ("CS"), Logistics, Processing and Disposal ("LP&D") and International.

(2) Business Combinations

On January 7, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation (the "Parent" or "Rockwell") and Rockwell Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") established as an acquisition vehicle for the purpose of acquiring the Company. The Merger Agreement was later amended on April 5, 2013. Pursuant to the terms of the Merger Agreement, as amended, on May 24, 2013, (the "Merger Date"), Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the "Merger"). Parent is 100% owned by Energy Capital Partners II, LP and its parallel funds ("Energy Capital" or "ECP") a leading private equity firm focused on investing in North America’s energy infrastructure.

On the Merger Date, each issued and outstanding share of common stock of the Company (other than shares of Company common stock held in the treasury of the Company or owned by Parent, affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who had validly exercised and perfected their appraisal rights under Delaware law), was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on May 24, 2013. The Company continues its operations as a privately-held company. The Company has filed with the Securities and Exchange Commission (the "SEC"), or has had filed on its behalf, a Form 15 and Form 25 to deregister the Company's common stock under Sections 12(b) and (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, which deregistration will become effective 90 days after the filing of the applicable form. Further, the Company's reporting obligations under Section 15(d) of the Exchange Act on account of its common stock will be suspended effective January 1, 2014, at which time the Company will no longer file periodic reports with the SEC on account of its common stock, but the Company will continue to have public reporting obligations with the SEC with respect to its 10.75% Senior Notes due 2018, as required by the indenture governing such Senior Notes.

Prior to the Merger, under our certificate of incorporation there were 1,000,000,000 shares of common stock authorized and 100,000,000 shares of preferred stock authorized. In connection with the completion of the Merger, all shares of common stock outstanding at the time of the Merger were canceled and our certificate of incorporation was amended and restated to authorize only 100 shares of common stock, all of which are currently outstanding and owned by Parent. There are no shares of preferred stock authorized under our new amended and restated certificate of incorporation.

We refer to the May 24, 2013 acquisition of EnergySolutions by Rockwell as the "Merger Transaction". The following events describe the transactions that occurred in connection with the Merger Transaction:

•
Parent and EnergySolutions purchased and retired all of the Company's outstanding common stock as of the Merger Date and paid approximately $383.2 million in cash to the Company's stockholders. Of the total amount paid, EnergySolutions directly purchased 1.8 million shares for $7.3 million from cash on hand. The 1.8 million shares were issued as a result of accelerated vesting of previously issued restricted stock awards due to change in control.

•
Parent paid $10.9 million of Merger Transaction related costs on behalf of EnergySolutions. Payments made by Parent on the Company's behalf were accounted for as capital contributions. Of the $10.9 million transaction costs, approximately $3.1 million was capitalized as debt issuance costs and the remainder was expensed on the Merger Date and is included in the condensed consolidated statements of operations and comprehensive income (loss) under selling, general and administrative ("SG&A") expenses.

•
EnergySolutions incurred $32.6 million of Merger Transaction related expenses. These expenses were comprised primarily of employee incentive compensation and related payroll taxes of $21.0 million and professional fees of $11.6 million. These expenses were included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue and SG&A expenses.

The Merger Transaction was accounted for as a recapitalization, and accordingly, the Company will continue to apply its historical basis of accounting in its stand-alone financial statements after the Merger. This is based on our determination under Financial Accounting Standards Board ("FASB") accounting standards codification Topic 805 - Business Combinations, and SEC Staff Accounting Bulletin (SAB) No. 54, codified as Topic 5J, Push Down Basis of Accounting Required In Certain Limited Circumstances, that while the push down of Parent's basis in EnergySolutions is permissible, it was not required due to the existence of significant outstanding public debt securities at EnergySolutions.

(3) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report").

In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

(4) Recent Accounting Pronouncements

Accounting Pronouncements Issued

New accounting pronouncements implemented by the company during the six months ended June 30, 2013 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In July 2013, the FASB issued guidance related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance eliminates diversity in practice for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and is currently evaluating the impact on its financial statements and disclosures.

In March 2013, the FASB issued guidance related to foreign currency matters. The standard update addresses the accounting for the release of cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a business unit or a group of assets that do not produce a profit within a foreign entity. Under such circumstances, a parent company is required to release any related currency adjustments to earnings. The currency adjustment is released into earnings only if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in question. The standard update is effective for interim and annual reporting periods beginning after December 15, 2013. We do not expect that the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued an update to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in the update did not change the current requirements for reporting net income or other comprehensive income in financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Additionally, for other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP to provide additional detail about those amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The adoption of this did not have a material impact on the Company’s financial position, results of operations or cash flows.

(5) Trust Fund Investments

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

NDT fund investments consisted of the following (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Cash	$326	$—	$—	$326	$—	$—	$—	$—
Receivables for securities sold	5,433	—	—	5,433	7,422	—	—	$7,422
Investments
Corporate debt securities	184,538	7,659	(2,597)	189,600	223,662	17,940	(575)	241,027
Equity securities	400	25	—	425	10,117	4,249	(61)	14,305
Direct lending securities	105,937	10,344	(2,770)	113,511	98,138	6,026	(1,721)	102,443
Debt securities issued by states of the U.S.	23,734	1,407	(122)	25,019	31,306	3,806	—	35,112
Cash and cash equivalents	28,556	—	—	28,556	23,686	—	—	23,686
Commingled funds	—	—	—	—	4,017	527	—	4,544
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	154,451	447	(7,083)	147,815	166,925	3,912	(880)	169,957
Total investments	497,616	19,882	(12,572)	504,926	557,851	36,460	(3,237)	591,074
Net assets held by the NDT fund	$503,375	$19,882	$(12,572)	510,685	$565,273	$36,460	$(3,237)	598,496
Less: current portion				(132,674)				(152,507)
Long-term investments				$378,011				$445,989

Investments held by the NDT fund, net, totaled $510.7 million and $598.5 million as of June 30, 2013 and December 31, 2012, respectively, and are included in current and other long-term assets in the accompanying condensed consolidated balance sheets, depending on the expected timing of usage of funds. We have withdrawn from the NDT fund approximately $82.2 million and $158.3 million, for the six month period ended June 30, 2013 and for the year ended December 31, 2012, respectively, to pay for Zion Station D&D project expenses, estimated trust income taxes and trust management fees.

For the six month periods ended June 30, 2013 and 2012, we recorded $25.9 million of unrealized losses and $6.9 million of unrealized gains, respectively, resulting from adjustments to the fair value of the NDT investments. For the three month periods ended June 30, 2013 and 2012, we recorded $19.9 million of unrealized losses and $0.9 million of unrealized gains, respectively, resulting from adjustments to the fair value of the NDT fund investments. For the realized gains related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $22.9 million and $27.7 million, for the six months ended June 30, 2013 and 2012, respectively and $11.6 million and $14.2 million for the three month periods ended June 30, 2013 and 2012, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss).

(6) Fair Value Measurements

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

The fair market value of our term loan is estimated utilizing market quotations for debt that have quoted prices in active markets. Since our term loan does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities and is categorized as Level 2. The fair value of our term loan is calculated by taking the mid-point of the trading prices and multiplying it by the outstanding principal balance of our term loan. The fair market value of our term loan was approximately $517.4 million as of June 30, 2013 and $508.6 million as of December 31, 2012. The carrying value of our term loan was $510.4 million as of June 30, 2013 and $527.0 million as of December 31, 2012.

In the case of our senior notes, we estimate fair value based on quoted market prices from active markets as they are publicly traded and are categorized as Level 1. As of June 30, 2013 and December 31, 2012, we had outstanding senior notes obligations with a carrying amount of $300.0 million, respectively, with a fair market value of approximately $325.5 million as of June 30, 2013 and $283.5 million as of December 31, 2012.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (revised)
Assets
Cash	$326	$326	$—	$—	$—	$—	$—	$—
Receivables for securities sold	5,433	5,433	—	—	7,422	7,422	—	—
Investments
Cash and cash equivalents	28,556	28,556	—	—	23,686	23,686	—	—
Fixed income securities(1)	362,434	132,636	229,798	—	446,096	125,605	320,491	—
Equity securities(2)	425	425	—	—	14,305	14,305	—	—
Direct lending securities(3)	113,511	—	—	113,511	102,443	—	—	102,443
Units of participation(4)	—	—	—	—	4,544	—	4,544	—
Total investments	504,926	161,617	229,798	113,511	591,074	163,596	325,035	102,443
Net assets held by the NDT fund	$510,685	$167,376	$229,798	$113,511	$598,496	$171,018	$325,035	$102,443
_____________________________

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

Management determines the value of Level 3 investments by considering third party valuations and have concluded that quantitative information about significant unobservable inputs used in valuing these investments is not reasonably available. This includes information regarding the sensitivity of the fair values to changes in the unobservable inputs. We obtain annual valuations from the fund managers and gain an understanding of the inputs and assumptions used in preparing the valuations. We also conclude on the reasonableness of the fair value of these investments. We obtain quarterly reports from the fund managers and review for consistency and reasonableness with regards to the valuations of these investments that were analyzed at the most recent year-end.

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

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

Direct Lending Securities	June 30, 2013	December 31, 2012
Beginning balance	$102,443	$61,998
Purchases and issuances	26,033	82,285
Sales, dispositions and settlements	(18,338)	(39,706)
Realized gains and losses	104	(2,940)
Change in unrealized gains and losses	3,269	806
Ending balance	$113,511	$102,443

(7) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under "Equity in income of unconsolidated joint ventures" in our condensed consolidated statements of operations and comprehensive income (loss). In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary. For the six month period ended June 30, 2013, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, for our unconsolidated joint ventures (in thousands):

	As of	As of
	June 30, 2013	December 31, 2012
Current assets	$52,338	$49,979
Current liabilities	27,499	25,127

	For The Three Month		For The Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$32,241	$47,234	$58,747	$70,953
Gross profit	570	6,234	3,136	8,317
Net income	413	6,195	2,688	8,104
Net income (loss) attributable to EnergySolutions	(98)	2,406	578	3,136

For the six month periods ended June 30, 2013 and 2012, we received $1.0 million and $0.8 million, respectively, in cash dividend distributions from our unconsolidated joint ventures.

(8) Goodwill

As of June 30, 2013 and December 31, 2012, we had recorded $305.4 million and $308.6 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. For the six and twelve month periods ended June 30, 2013 and December 31, 2012, we recorded $3.2 million of translation losses and $2.2 million of translation gains, respectively, related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform a qualitative assessment on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We consider such factors as: macroeconomic and market conditions, industry specific considerations, cost factors, overall financial performance, relevant entity-specific events (such as the Merger Transaction announced in January 2013 and closed in May 2013), share price considerations and other factors as deemed necessary. As of June 30, 2013, there were no events or circumstances that indicated that impairment existed in any of our reporting units.

(9) Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$243,067	$(81,337)	16.3 years	$243,130	$(76,406)	16.9 years
Customer relationships	154,890	(96,885)	5.1 years	161,429	(93,552)	5.6 years
Technology and other	15,490	(11,381)	2.6 years	15,490	(10,540)	3.1 years
Total amortizable intangibles	$413,447	$(189,603)	13.1 years	$420,049	$(180,498)	13.4 years

All of our other intangible assets are subject to amortization. Amortization expense was $6.5 million for each of the three month periods ended June 30, 2013 and 2012, and $12.9 million for each of the six month periods ended June 30, 2013 and 2012. Amortization expense is included in cost of revenue and SG&A expenses within the condensed consolidated statement of operations and comprehensive income (loss).

We recorded $2.8 million of translation losses and $0.8 million of translation gains related to other intangible assets denominated in foreign currencies for the six month periods ended June 30, 2013 and 2012, respectively. The related translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

(10) Senior Credit Facilities and Senior Notes

Our outstanding long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Term loan facilities due through 2016(1)	$510,407	$527,000
Term loan unamortized discount	(7,461)	(8,741)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(2,886)	(3,090)
Revolving credit facility	—	—
Total debt	800,060	815,169
Less: current portion	(135,407)	(16,592)
Total long-term debt	$664,653	$798,577
___________________________________

(1)	The variable interest rate on borrowings under our senior secured credit facility was 6.75% as of June 30, 2013 and 6.25% as of December 31, 2012.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $63.8 million was used to fund letters of credit issued as of June 30, 2013. Borrowings of $310.5 million and $310.6 million were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit for each of the periods ended June 30, 2013 and December 31, 2012.

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Loan Amendment"). The Loan Amendment became effective on May 24, 2013 upon the consummation of the Merger. Pursuant to the Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loans are refinanced prior to the date that is one year following the execution date of the Loan Amendment. We incurred $6.1 million of debt financing fees in connection with the Loan Amendment all of which were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of June 30, 2013. Parent paid directly to the lenders $3.1 million of these debt financing fees. For the six month period ended June 30, 2013, we also incurred $7.0 million of lead arranger banker fees with respect to the Loan Amendment, all of which were included in other income (expense), net, within the condensed consolidated statement of operations and comprehensive income (loss). Parent paid $4.3 million of these lead arranger banker fees.

Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 5.00% (subject to a LIBOR floor of 1.75%), or ABR plus 4.00% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. On May 24, 2013, upon the closing of the Merger and pursuant the Loan Amendment, the interest rate on our senior secured credit facility was increased by 0.5%.

The senior secured term loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of senior secured term loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually 5 days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC. Each optional and mandatory prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis.

Upon completion of the Merger Transaction and pursuant to the Loan Amendment we are required to reduce our debt with respect to our senior secured term loans and our 10.75% Senior Notes due 2018, to $675.0 million or less within 150 days. As of June 30, 2013, the aggregate outstanding principal amount of our debt was $810.4 million. As such, as of June 30, 2013, we had a mandatory principal repayment $135.4 million due by October 21, 2013. We expect to fund this payment with our cash flows from operations and a shortfall, if any, will be funded by equity contributions to the Company by ECP or its affiliates. During the six month period ended June 30, 2013, we made principal debt payments totaling $16.6 million. On August 6, 2013 we also made a $35.0 million principal debt payment on our term loan.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending June 30, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended June 30, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of June 30, 2013, our total leverage and cash interest coverage ratios were 3.07 and 2.53 respectively. Pursuant to the Loan Amendment, the definition of change of control and reporting requirements under the senior secured credit facility were amended.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the six month period ended June 30, 2013 were $6.4 million. As of June 30, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $510.7 million as of June 30, 2013, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

On August 13, 2010, we completed a $300.0 million private offering of 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt. In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

Each subsidiary co-issuer and guarantor of our senior notes is exempt from reporting under the Exchange Act, pursuant to Rule 12h-5 under the Exchange Act, as the subsidiary co-issuer and each of the subsidiary guarantors is 100% owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

During the six month periods ended June 30, 2013 and 2012, we made cash interest payments totaling $35.4 million and $34.2 million, respectively, related to our outstanding debt obligations as of those dates.

(11) Facility and Equipment Decontamination and Decommissioning

We recognize AROs when we have a legal obligation to perform D&D and removal activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset, in the case of all our AROs except the Zion Station ARO.

The ARO established in connection with the Zion Station project differs somewhat from our traditional AROs. The assets acquired in the Zion Station transaction have no fair value, no future useful life and are in a shut-down, non-operating state. As a result, the ARO established in connection with the Zion Station project is not accompanied by a related depreciable asset. Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our consolidated statements of operations and comprehensive income (loss). Also, since we perform most of the work related to the Zion Station ARO with internal resources, we recognized an ARO gain for the difference between our actual costs incurred and the recorded ARO which includes an element of profit. Due to the nature of this contract and the purpose of the license stewardship initiative, we have presented this gain in cost of revenue rather than as a credit to operating expense, as we would with our other AROs.
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

Our facility and equipment D&D liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Facilities and equipment ARO—Zion Station	$479,102	$553,302
Facilities and equipment ARO—Clive, UT	29,758	29,300
Facilities and equipment ARO—other	35,307	35,757
Total facilities and equipment ARO	544,167	618,359
Barnwell Closure	4,803	5,845
	548,970	624,204
Less: current portion	(121,986)	(138,757)
	$426,984	$485,447

The following is a rollforward of our facilities and equipment ARO liabilities (in thousands):

	June 30, 2013	December 31, 2012
Beginning Balance as of January 1	$618,359	$750,649
Liabilities incurred	238	187
Liabilities settled	(87,586)	(159,776)
Accretion expense	13,156	30,017
ARO estimate adjustments	—	(2,718)
Ending liability	$544,167	$618,359

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

The following table presents a summary of the D&D cash deposits available exclusively to fund closure and post-closure obligations related to our ARO liabilities (in thousands):

	June 30, 2013	December 31, 2012
Zion Station plant—restricted cash(1)(2)	$200,000	$200,000
Clive, Utah facility—restricted cash(2)	97,633	85,606
Tennessee facilities—escrow account(3)	5,569	13,363
Barnwell, South Carolina facility—trust fund	4,804	5,845
Others—restricted cash	637	662
__________________________________

(1)
In connection with the execution of the Exelon Agreements, and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is cash-collateralized with proceeds obtained from our senior secured credit facility.

(2)	Letters of credit issued against our deposit restricted cash account are 101% cash collateralized pursuant to our senior secured credit facility.

(3)	To fund our obligation to clean and remediate our Tennessee facilities and equipment, we have also purchased insurance policies.

(12) Equity-Based Compensation

On May 22, 2013, the board of directors and stockholders of Parent approved the Stock Option Plan of Rockwell Holdco, Inc. (the "Rockwell Plan"), pursuant to which stock options may be granted to the employees, consultants, non-employee directors of Parent or its subsidiaries. Under the Rockwell Plan, 36,087 shares of Parent common stock have been reserved for issuance. Any option granted under the Rockwell Plan will be subject to terms and conditions contained in a written stock option agreement, and any shares of Parent common stock received upon exercise of an option under the Rockwell Plan will be subject to Parent’s Stockholders Agreement. The board of directors of Parent administers the Rockwell Plan and may amend, suspend or terminate the Rockwell Plan at any time.

As of June 30, 2013, 34,867 options had been issued under the Rockwell Plan. Our estimates of fair value for the stock options was made using the Black‑Scholes model based upon the fair value of the stock price on the date of grant, volatility of 72.2%, risk-free interest rate of 1.39% per year and expected life of 6.5 years. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted‑average graded vesting period because we do not have sufficient exercise history to calculate an expected holding period. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant.
We recognize equity based compensation expense over the instruments' vesting periods based on the instruments' fair values on the measurement date, in SG&A expenses in the consolidated statements of operations and comprehensive income (loss). We recorded $0.4 million stock based compensation expense related to stock option grants issued for each of the three and six month periods ended June 30, 2013, respectively. As of June 30, 2013, we had $22.5 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 4.9 years.

On May 24, 2013, as a result of the completion of the Merger, a change in control occurred that resulted in immediate vesting of all outstanding share based awards. The acceleration in vesting resulted from a preexisting change in control provision included in the terms of the awards issued under the former plans. Payments to grant holders due to the change in control provision were approximately $21.0 million as of June 30, 2013.

For the six month periods ended June 30, 2013 and 2012, we recorded stock based compensation expense related to former plans of $3.5 million and $2.7 million, respectively. For the three month periods ended June 30, 2013 and 2012, we recorded equity-based compensation expense related to our former plans of $3.0 million and $2.1 million, respectively.

As of June 30, 2013 and December 31, 2012, we had recorded liabilities of $9.9 million and $2.5 million, respectively, related to phantom stock awards to be settled in cash, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. For the three and six month periods ended June 30, 2013, we recorded $18.2 million and $19.8 million, respectively, of compensation expense related to these awards. For the three and six month periods ended June 30, 2012, we recorded $0.2 million and $0.9 million, respectively, of compensation expense related to these awards. Compensation expense related to phantom stock awards has been fully recognized as of June 30, 2013.

(13) Income Taxes

We recognized income tax expense of $9.3 million and an income tax benefit of $3.4 million for the six month periods ended June 30, 2013 and 2012, respectively, for year-to-date effective rates of negative 16.5% and negative 238.9%, respectively, based on an estimated annual effective tax rate method. Income tax expense arises from income in certain jurisdictions in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other jurisdictions in the U.K. are available to offset tax expense due to their respective full valuation allowance positions.

The 2013 effective tax rate differs from the statutory rate of 35% primarily as a result of the amount of income tax expense relative to the amount of pretax book losses, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, and valuation allowances recorded on benefits in loss jurisdictions.

The 2012 effective tax rate differs from the statutory rate of 35% primarily as a result of the amount of income tax expense relative to the amount of pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management's assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion, and the reversal of certain unrecognized tax benefits.

During the six month period ended June 30, 2013, an extension of the research and development credit in the U.S. was signed into law. While the Company fully intends to take advantage of the research and development credit for the 2012 and 2013 tax years, no benefit has been recorded in the financial statements due to the full valuation allowance position in the U.S.

During the six month periods ended June 30, 2013 and 2012, we made income tax payments of $12.2 million and $13.1 million, respectively.

As of June 30, 2013 and December 31, 2012, we had $0.1 million and $0.1 million, respectively, of gross unrecognized tax benefits. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes.  During the three month period ended June 30, 2012, the Company recognized an income tax benefit of $1.1 million, due to the expiration of the statute of limitations to examine and challenge our tax positions by the taxing authorities in the jurisdictions in which we operate.

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

The following table presents our segment information (in thousands):

	As of and for the Three Month Period ended June 30, 2013
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$44,136	$43,172	$56,533	$267,197	—	$411,038
Income (loss) from operations(2)(3)	2,973	3,892	17,912	2,189	(49,064)	(22,098)
Depreciation, amortization and accretion expense(4)	934	6,939	6,570	1,971	1,135	17,549
Purchases of property, plant and equipment	43	110	3,055	26	20	3,254

	As of and for the Three Month Period ended June 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$38,383	$39,522	$48,972	$265,744	—	$392,621
Income (loss) from operations(2)(3)	7,160	1,798	9,249	7,341	(21,459)	4,089
Depreciation, amortization and accretion expense(4)	1,118	7,936	6,368	1,980	1,313	18,715
Purchases of property, plant and equipment	—	1,302	1,898	288	647	4,135

	As of and for the Six Month Period ended June 30, 2013
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$87,683	$84,084	$99,947	$665,532	$—	$937,246
Income (loss) from operations(2)(3)	7,384	6,055	24,884	22,977	(68,523)	(7,223)
Depreciation, amortization and accretion expense(4)	1,867	13,879	13,066	3,957	2,180	34,949
Goodwill	73,594	90,129	89,548	52,124	—	305,395
Other long-lived assets(5)	14,058	16,954	259,274	42,500	6,051	338,837
Purchases of property, plant and equipment	43	169	5,906	26	281	6,425
Total assets(6)	150,741	1,262,480	509,259	463,601	58,972	2,445,053

	As of and for the Six Month Period ended June 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$80,772	$80,479	$93,361	$628,701	$—	$883,313
Income (loss) from operations(2)(3)	2,790	2,704	11,802	26,288	(40,747)	2,837
Depreciation, amortization and accretion expense(4)	2,445	15,837	13,003	3,854	2,593	37,732
Goodwill	73,594	90,129	89,548	53,614	—	306,885
Other long-lived assets(5)	19,127	23,980	264,888	52,083	16,301	376,379
Purchases of property, plant and equipment	2	3,939	5,460	761	954	11,116
Total assets(6)	168,427	1,511,568	547,699	578,269	90,797	2,896,760
______________________

(1)
We eliminate intersegment revenue in consolidation. Intersegment revenue for the three month periods ended June 30, 2013, and 2012 was $4.6 million and $5.9 million, respectively. Intersegment revenue for the six month periods ended June 30, 2013, and 2012 was $10.1 million and $13.3 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)	Results of our operations for services provided to our customers in Canada, Asia and Europe are included in our are included in our International division.

(3)
For the three month period ended June 30, 2013, we recorded a $0.1 million loss from our unconsolidated joint ventures of which $0.6 million loss is attributable to our LP&D operations and $0.5 million income is attributable to the Government Group. For the three month period ended June 30, 2012, we recorded $2.4 million of income from our unconsolidated joint ventures of which $0.1 loss is attributable to LP&D operations and $2.3 million income is attributable to the Government group. For the six month period ended June 30, 2013, we recorded a $0.6 million income from our unconsolidated joint ventures of which 0.8 million loss is attributable to our LP&D operations and $1.4 million income is attributable to the Government Group. For the six month period ended June 30, 2012, we recorded $3.1 million of income from our unconsolidated joint ventures of which $54,282 loss is attributable to LP&D operations and $3.1 million income is attributable to the Government Group.

(4)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the three month periods ended June 30, 2013, and 2012 were $12.3 million and $13.1 million, respectively. DA&A expenses included in cost of revenue for the six month periods ended June 30, 2013, and 2012 were $24.4 million and $26.6 million, respectively. DA&A expenses included in SG&A for the three month periods ended June 30, 2013, and 2012 were $5.2 million and $5.6 million, respectively. DA&A expenses included in SG&A for the six month periods ended June 30, 2013, and 2012 were $10.5 million and $11.1 million, respectively.

(5)	Other long-lived assets include property, plant and equipment and other intangible assets.

(6)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, and property, plant and equipment that benefit the entire Company and cash.

(15) Pension Plans

Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	For The Three Month		For The Six Month
	Period ended June 30,		Period ended June 30,
	2013	2012	2013	2012
Service cost	$14,056	$14,054	$28,273	$27,997
Interest cost	38,290	39,788	77,016	79,259
Expected return on plan assets	(44,780)	(42,955)	(90,071)	(85,569)
Net actuarial loss	77	119	154	237
	$7,643	$11,006	$15,372	$21,924

(16) Restructuring

In 2012, we initiated a restructuring plan (the "Restructuring Plan") to reduce operating costs and improve profitability within our operations in the U.S. Under the Restructuring Plan, we reduced our facility footprint and implemented a reduction of force across multiple business segments and functions. For the six month period ended June 30, 2013 we recognized $1.8 million in restructuring charges associated with lease and contract terminations, which is included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue related to our LP&D operations. For the six month period ended June 30, 2012 we recognized $5.9 million in restructuring charges related to severance and employee termination benefits, which is included in the condensed consolidated statements of operations and comprehensive income (loss) under corporate SG&A. The corresponding liabilities as of June 30, 2013 and December 31, 2012 were $5.3 million and $6.2 million, respectively, and are included in accrued expenses and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets. In February 2013, we announced that we had substantially completed the Restructuring Plan. The remaining unpaid termination benefits are expected to be paid within the next 12 months.

                                                In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the six month period ended June 30, 2013 we recognized an additional $55.6 million of expected employee termination benefits related to the termination of approximately 200 employees at the Bradwell site, which is rapidly moving into the early care and maintenance phase. Additionally, we also accrued employee termination benefits for the Chapelcross site, which is decreasing in size following completion of defueling activities and is preparing for further decommissioning, as well as the Dungeness, Oldbury, Trawsfynydd sites, which are getting ready to re-shape the workforce following cessation of power generation in 2014. No termination benefits were recognized for the six month period ended June 30, 2012. These benefits are included in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to our International operations. The corresponding liability as of June 30, 2013 and December 31, 2012 was $55.0 million and $5.7 million, respectively, and is included in accrued expenses and other current liabilities and other long term liabilities in the condensed consolidated balance sheets. The remaining liability is expected to be paid over approximately the next 24 months.

The following is a reconciliation of the beginning and ending liability balances related to the Magnox employee termination benefits (in thousands):

	June 30, 2013	December 31, 2012
Beginning liability	$5,695	$32,659
Additions	55,555	—
Payments	(7,610)	(27,888)
Effect of exchange rate	1,376	924
Ending liability	55,016	5,695
Less current portion	(28,208)	—
	$26,808	$5,695

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

(17) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of June 30, 2013, we were not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results or cash flows.

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our 2012 Annual Report and Part II, Item 1. "Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

False Claim Act Proceeding
As previously disclosed, on September 14, 2012, we and the plaintiffs in False Claims Act proceeding reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. On May 31, 2013, the U.S. government approved the settlement agreement and on June 7, 2013, the U.S. District Court for the District of Utah dismissed the proceeding.
(18) Guarantor and Non-Guarantor Financial Information

The 2018 senior notes were issued by EnergySolutions, Inc., the parent company, and EnergySolutions, LLC (together with EnergySolutions, Inc., the "Issuers"). The senior notes are jointly and severally guaranteed on a full and unconditional basis by each of the EnergySolutions, Inc.’s current and future domestic 100% owned subsidiaries that are guarantors under the senior secured credit facility, other than ZionSolutions LLC, which was established for the purpose of the Company’s license stewardship initiative, as well as up to five other special purpose subsidiaries that may be established for similar license stewardship projects, and certain other non-operating or immaterial subsidiaries.

Presented below is the condensed consolidating financial information of the issuers, our subsidiaries that are guarantors (the "Guarantor Subsidiaries"), and our subsidiaries that are not guarantors (the "Non-Guarantor Subsidiaries"). The condensed consolidating financial information reflects the investments of EnergySolutions, Inc. in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Month Period ended June 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$17,380	$94,508	$314,997	$(15,847)	$411,038
Cost of revenue	—	(4,004)	(76,823)	(298,661)	15,847	(363,641)
Gross profit	—	13,376	17,685	16,336	—	47,397
Selling, general and administrative expenses	—	(49,483)	(13,715)	(6,199)	—	(69,397)
Equity in income of unconsolidated joint ventures	—	—	(98)	—	—	(98)
Operating income (loss)	—	(36,107)	3,872	10,137	—	(22,098)
Interest expense	—	(15,159)	—	(3,639)	—	(18,798)
Income (loss) from subsidiaries	(56,228)	(879)	—	—	57,107	—
Other, net	—	(4,083)	3	(9,530)	—	(13,610)
Income (loss) before income taxes	(56,228)	(56,228)	3,875	(3,032)	57,107	(54,506)
Provision for income taxes	(1,002)	—	—	(1,724)	—	(2,726)
Net income (loss)	(57,230)	(56,228)	3,875	(4,756)	57,107	(57,232)
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income (loss) attributable to EnergySolutions	$(57,230)	$(56,228)	$3,875	$(4,754)	$57,107	$(57,230)

Other comprehensive income (loss):
Net income (loss)	(57,230)	(56,228)	3,875	(4,756)	57,107	(57,232)
Foreign currency translation adjustments, net of taxes	—	—	—	(266)	—	(266)
Change in unrecognized actuarial loss	—	—	—	3	—	3
Other comprehensive income (loss)	(57,230)	(56,228)	3,875	(5,019)	57,107	(57,495)
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2
Comprehensive income (loss) attributable to EnergySolutions	$(57,230)	$(56,228)	$3,875	$(5,017)	$57,107	$(57,493)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Month Period ended June 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$28,655	$191,403	$746,049	$(28,861)	$937,246
Cost of revenue	—	(11,199)	(156,900)	(704,191)	28,861	(843,429)
Gross profit	—	17,456	34,503	41,858	—	93,817
Selling, general and administrative expenses	—	(66,975)	(23,690)	(10,953)	—	(101,618)
Equity in income of unconsolidated joint ventures	—	—	578	—	—	578
Operating income (loss)	—	(49,519)	11,391	30,905	—	(7,223)
Interest expense	—	(30,349)	—	(7,094)	—	(37,443)
Income (loss) from subsidiaries	(62,464)	23,893	—	—	38,571	—
Other, net	—	(6,489)	166	(5,176)	—	(11,499)
Income (loss) before income taxes	(62,464)	(62,464)	11,557	18,635	38,571	(56,165)
Provision for income taxes	(2,966)	—	—	(6,299)	—	(9,265)
Net income (loss)	(65,430)	(62,464)	11,557	12,336	38,571	(65,430)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to EnergySolutions	$(65,430)	$(62,464)	$11,557	$12,336	$38,571	$(65,430)

Other comprehensive income (loss):
Net income (loss)	(65,430)	(62,464)	11,557	12,336	38,571	(65,430)
Foreign currency translation adjustments, net of taxes	—	—	—	(8,953)	—	(8,953)
Change in unrecognized actuarial loss	—	—	—	(475)	—	(475)
Other comprehensive income (loss)	(65,430)	(62,464)	11,557	2,908	38,571	(74,858)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to EnergySolutions	$(65,430)	$(62,464)	$11,557	$2,908	$38,571	$(74,858)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Month Period ended June 30, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$13,240	$91,682	$292,116	$(4,417)	$392,621
Cost of revenue	—	(8,757)	(70,538)	(281,840)	4,417	(356,718)
Gross profit	—	4,483	21,144	10,276	—	35,903
Selling, general and administrative expenses	—	(23,133)	(5,950)	(5,137)	—	(34,220)
Equity in income of unconsolidated joint ventures	—	—	2,406	—	—	2,406
Operating income (loss)	—	(18,650)	17,600	5,139	—	4,089
Interest expense	—	(14,234)	—	(3,261)	—	(17,495)
Income (loss) from subsidiaries	346	33,145	—	—	(33,491)	—
Other, net	—	85	1,255	14,103	—	15,443
Income (loss) before income taxes	346	346	18,855	15,981	(33,491)	2,037
Benefit from (provision for) income taxes	5,098	—	—	(1,728)	—	3,370
Net income (loss)	5,444	346	18,855	14,253	(33,491)	5,407
Less: net income attributable to noncontrolling interests	—	—	—	37	—	37
Net income (loss) attributable to EnergySolutions	$5,444	$346	$18,855	$14,290	$(33,491)	$5,444

Other comprehensive income (loss):
Net income (loss)	5,444	346	18,855	14,253	(33,491)	5,407
Foreign currency translation adjustments, net of taxes	—	(4,464)	—	(4,464)	4,464	(4,464)
Change in unrecognized actuarial gain	—	(185)	—	(185)	185	(185)
Other comprehensive income (loss)	5,444	(4,303)	18,855	9,604	(28,842)	758
Less: net income attributable to noncontrolling interests	—	—	—	37	—	37
Comprehensive income (loss) attributable to EnergySolutions	$5,444	$(4,303)	$18,855	$9,641	$(28,842)	$795

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Month Period ended June 30, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$24,795	$187,478	$690,208	$(19,168)	$883,313
Cost of revenue	—	(17,628)	(160,511)	(656,759)	19,168	(815,730)
Gross profit	—	7,167	26,967	33,449	—	67,583
Selling, general and administrative expenses	—	(45,138)	(13,169)	(9,575)	—	(67,882)
Equity in income of unconsolidated joint ventures	—	—	3,136	—	—	3,136
Operating income (loss)	—	(37,971)	16,934	23,874	—	2,837
Interest expense	—	(28,487)	—	(6,699)	—	(35,186)
Income (loss) from subsidiaries	(5,023)	61,260	—	—	(56,237)	—
Other, net	—	175	1,244	32,306	—	33,725
Income (loss) before income taxes	(5,023)	(5,023)	18,178	49,481	(56,237)	1,376
Benefit from (provision for) income taxes	9,798	—	—	(6,432)	—	3,366
Net income (loss)	4,775	(5,023)	18,178	43,049	(56,237)	4,742
Less: net income attributable to noncontrolling interests	—	—	—	33	—	33
Net income (loss) attributable to EnergySolutions	$4,775	$(5,023)	$18,178	$43,082	$(56,237)	$4,775

Other comprehensive income (loss):
Net income (loss)	4,775	(5,023)	18,178	43,049	(56,237)	4,742
Foreign currency translation adjustments, net of taxes	—	1,380	—	1,380	(1,380)	1,380
Change in unrecognized actuarial gain	—	(32)	—	(32)	32	(32)
Other comprehensive income (loss)	4,775	(3,675)	18,178	44,397	(57,585)	6,090
Less: net income attributable to noncontrolling interests	—	—	—	33	—	33
Comprehensive income (loss) attributable to EnergySolutions	$4,775	$(3,675)	$18,178	$44,430	$(57,585)	$6,123

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$8,583	$48,230	$97,114	$530,825	$(1,251)	$683,501
Property, plant and equipment, net	—	55,491	57,341	2,161	—	114,993
Goodwill	—	29,765	223,506	52,124	—	305,395
Intangibles, net	—	157,345	24,655	41,844	—	223,844
Restricted cash	—	110,463	4,826	200,403	—	315,692
Nuclear decommissioning trust fund	—	—	—	378,011	—	378,011
Long-term deferred costs less current portion	—	—	—	310,559	—	310,559
Investment in subsidiaries	(81,445)	630,272	—	—	(548,827)	—
Intercompany receivable	306,880	—	132,167	7,141	(446,188)	—
Other long term assets	—	13,197	13,371	86,490	—	113,058
TOTAL ASSETS	$234,018	$1,044,763	$552,980	$1,609,558	$(996,266)	$2,445,053
Liabilities and Equity
Intercompany loan payable	$—	$425,879	$—	$—	$(425,879)	$—
Intercompany payable	—		3,959	20,309	(24,268)	—
Total current liabilities	—	198,173	50,192	460,366	2,708	711,439
Long-term debt, less current portion	—	467,510	—	197,143	—	664,653
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,598	38,253	357,133	—	426,984
Unearned revenue, less current portion	—	0	—	314,547	—	314,547
Other liabilities, net	1,434	3,048	1,060	88,804	—	94,346
Equity	232,584	(81,445)	459,516	170,756	(548,827)	232,584
Noncontrolling interests	—	—	—	500	—	500
TOTAL LIABILITIES AND EQUITY	$234,018	$1,044,763	$552,980	$1,609,558	$(996,266)	$2,445,053

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$6,423	$128,479	$115,603	$545,483	$(1,453)	$794,535
Property, plant and equipment, net	—	60,657	54,112	2,975	—	117,744
Goodwill	—	29,765	223,506	55,337	—	308,608
Intangibles, net	—	160,198	31,186	48,167	—	239,551
Restricted cash	—	110,471	5,867	200,416	—	316,754
Nuclear decommissioning trust fund	—	—	—	445,989	—	445,989
Long-term deferred costs less current portion	—	—	—	360,185	—	360,185
Investment in subsidiaries	(9,554)	616,038	—	—	(606,484)	—
Intercompany receivable	303,550	—	108,032	1,302	(412,884)	—
Other long term assets	—	10,884	16,450	44,762	—	72,096
TOTAL ASSETS	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462
Liabilities and Stockholders’ Equity
Intercompany loan payable	$—	$401,015	$—	$—	$(401,015)	$—
Intercompany payable	—	—	1,441	11,869	(13,310)	—
Total current liabilities	—	88,815	67,198	488,779	(12)	644,780
Long-term debt, less current portion	—	601,836	—	196,741	—	798,577
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,206	39,358	414,883	—	485,447
Unearned revenue, less current portion	—	0	—	366,710	—	366,710
Other liabilities, net	—	3,174	1,051	54,804	—	59,029
Stockholders’ equity	300,419	(9,554)	445,708	170,330	(606,484)	300,419
Noncontrolling interests	—	—	—	500	—	500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Six Month Period ended June 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(71,639)	$(53,803)	$34,290	$39,100	$49,218	$(2,834)
Cash flow from investing activities
Purchases of property, plant and equipment	—	(618)	(5,746)	(61)	—	(6,425)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(430,211)	—	(430,211)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	432,762	—	432,762
Net cash provided by (used in) investing activities	—	(618)	(5,746)	2,490	—	(3,874)
Cash flows from financing activities
Intercompany loan receivable	7,522	—	(29,973)	—	22,451	—
Intercompany loan payable		15,526	(1,514)	—	(14,012)	—
Investment in subsidiary	71,891	(14,234)	—	—	(57,657)	—
Repayments of long term debt	—	(16,592)	—	—	—	(16,592)
Debt financing fess	—	(1,960)	—	(1,200)	—	(3,160)
Minimum tax withholding on restricted stock awards	(432)	—	—	—	—	(432)
Repurchase of common stock	(7,342)					(7,342)
Repayments of capital lease obligations	—	(362)	—	—	—	(362)
Net cash provided by (used in) financing activities	71,639	(17,622)	(31,487)	(1,200)	(49,218)	(27,888)
Effect of exchange rate on cash	—	—	—	(2,066)	—	(2,066)
Net increase in cash and cash equivalents	—	(72,043)	(2,943)	38,324	—	(36,662)
Cash and cash equivalents, beginning of period	—	93,080	3,371	37,740	—	134,191
Cash and cash equivalents, end of period	$—	$21,037	$428	$76,064	$—	$97,529

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Six Month Period ended June 30, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(3,594)	$15,825	$23,893	$344	$(38,464)	$(1,996)
Cash flow from investing activities
Purchases of property, plant and equipment	—	(3,880)	(4,481)	(2,755)	—	(11,116)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(457,279)	—	(457,279)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	459,488	—	459,488
Proceeds from disposition of property, plant and equipment	—	—	5,195	—	—	5,195
Net cash provided by (used in) investing activities	—	(3,880)	714	(546)	—	(3,712)
Cash flows from financing activities
Intercompany loan receivable	(1,337)	44,232	(30,729)	—	(12,166)	—
Intercompany loan payable	—	1,337	—	—	(1,337)	—
Investment in subsidiary	3,674	(58,499)	—	—	54,825	—
Dividend: minority interest	—	—	—	(157)	—	(157)
Minimum tax withholding on restricted stock awards	(91)	—	—	—	—	(91)
Repayments of capital lease obligations	—	(313)	—	—	—	(313)
Net cash provided by (used in) financing activities	2,246	(13,243)	(30,729)	(157)	41,322	(561)
Effect of exchange rate on cash	1,348	1,348	(19)	429	(2,772)	334
Net increase in cash and cash equivalents	—	50	(6,141)	70	86	(5,935)
Cash and cash equivalents, beginning of period	—	694	—	76,519	—	77,213
Cash and cash equivalents, end of period	$—	$744	$(6,141)	$76,589	$86	$71,278

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the "2012 Annual Report").

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

Additional risk factors that may affect future results are contained in the subsection entitled "Risk Factors" under Part I, Item 1A of the 2012 Annual Report. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions or circumstances.

Overview

We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, operation of nuclear reactors, logistics, transportation, processing, and low-level radioactive waste disposal. We also own and operate strategic processing and disposal facilities that complement our services and uniquely position us to provide a single-source solution to our customers. We derive almost 100% of our revenue from the provision of nuclear services.

We provide our services through two customer groups: the Government Group and the Global Commercial Group. Our Government Group provides services to U.S. government customers for the management and operation, and/or clean-up of facilities with radioactive materials. The Global Commercial Group, reports its results under three operating business divisions: Commercial Services, Logistics, Processing and Disposal ("LP&D"), and International. Our Government Group customers are individual offices, departments and administrations within the U.S. Department of Energy ("DOE") and the U.S. Department of Defense. Our Commercial Services operations provide a broad range of on-site services, including D&D services and comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations, to commercial customers. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials as well as state agencies in the U.S. Our LP&D operations provide a broad range of logistics, transportation, processing and disposal services to both government and commercial customers. Our LP&D division also operates our facilities for the processing and disposal of radioactive materials, including our facility in Clive, Utah, four facilities in Tennessee, and two facilities in Barnwell, South Carolina. Our International division derives revenue primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors. In addition, our International division also provides turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

We continue our work on the Magnox contract. The Magnox contract has been extended and are scheduled to expire on September 30, 2014. As expected, the NDA published a notice advising of its intention to launch the contract rebid process that is expected to be completed in late 2013. We are competing for the rebid of the Magnox contracts by teaming with one other partner.

On January 7, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation (the "Parent" or "Rockwell") and Rockwell Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") established as an acquisition vehicle for the purpose of acquiring the Company. The Merger Agreement was later amended on April 5, 2013. Pursuant to the terms of the Merger Agreement, as amended, on May 24, 2013 (the "Merger Date"), Merger Sub completed its acquisition of 100% of the Company's Common Stock and merged with and into the Company, with the Company continuing as the surviving corporation (the "Merger"). Parent is 100% owned by Energy Capital Partners II, LP and its parallel funds ("Energy Capital" or "ECP") a leading private equity firm focused on investing in North America's energy infrastructure.

On the Merger Date, each issued and outstanding share of common stock of the Company (other than shares of Company Common Stock held in the treasury of the Company or owned by Parent, affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who have validly exercised and perfected their appraisal rights under Delaware law), was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on May 24, 2013. The Company continues its operations as a privately-held company. The Company has filed with the Securities and Exchange Commission (the "SEC"), or has had filed on its behalf, a Form 15 and Form 25 to deregister the Company's common stock under Sections 12(b) and (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, which deregistration will become effective 90 days after the filing of the applicable form. Further, the Company's reporting obligations under Section 15(d) of the Exchange Act on account of its common stock will be suspended effective January 1, 2014, at which time the Company will no longer file periodic reports with the SEC on account of its common stock, but will continue to have public reporting obligations with the SEC with respect to its 10.75% Senior Notes due 2018 as required by the indenture governing such Senior Notes.

We refer to the May 24, 2013 acquisition of EnergySolutions by Rockwell as the "Merger Transaction". The following events describe the transactions that occurred in connection with the Merger Transaction:

•
Parent and EnergySolutions purchased and retired all of the Company's outstanding common stock as of the Merger Date and paid approximately $383.2 million in cash to the Company's stockholders. Of the total amount paid, EnergySolutions directly purchased 1.8 million shares for $7.3 million from cash on hand. The 1.8 million shares were issued as a result of accelerated vesting of previously issued restricted stock awards due to change in control.

•
Parent paid $10.9 million of Merger Transaction related costs on behalf of EnergySolutions. Payments made by Parent on the Company's behalf were accounted for as capital contributions. Of the $10.9 million transaction costs, approximately $3.1 million was capitalized as debt issuance costs and the remainder was expensed on the Merger Date and is included in the condensed consolidated statements of operations and comprehensive income (loss) under selling, general and administrative ("SG&A") expenses.

•
EnergySolutions incurred $32.6 million of Merger Transaction related expenses. These expenses were comprised primarily of employee incentive compensation and related payroll taxes of $21.0 million and professional fees of $11.6 million. These expenses were included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue and SG&A expenses.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenue:
Government Group	$44,136	$38,383	$87,683	$80,772
Global Commercial Group
Commercial Services	43,172	39,522	84,084	80,479
LP&D	56,533	48,972	99,947	93,361
International	267,197	265,744	665,532	628,701
Total revenue	411,038	392,621	937,246	883,313
Cost of revenue:
Government Group	(37,422)	(30,752)	(75,076)	(74,427)
Global Commercial Group
Commercial Services	(37,350)	(34,335)	(74,059)	(73,753)
LP&D	(34,121)	(37,947)	(67,723)	(77,392)
International	(254,748)	(253,684)	(626,571)	(590,158)
Total cost of revenue(1)	(363,641)	(356,718)	(843,429)	(815,730)
Gross profit:
Government Group	6,714	7,631	12,607	6,345
Global Commercial Group
Commercial Services	5,822	5,187	10,025	6,726
LP&D	22,412	11,025	32,224	15,969
International	12,449	12,060	38,961	38,543
Total gross profit	47,397	35,903	93,817	67,583
Selling, general and administrative expenses:
Segment SG&A	(20,333)	(12,761)	(33,095)	(27,135)
Corporate SG&A	(49,064)	(21,459)	(68,523)	(40,747)
Total segment selling, general and administrative expenses(1)	(69,397)	(34,220)	(101,618)	(67,882)
Equity in income (loss) of unconsolidated joint ventures(2)	(98)	2,406	578	3,136
Total income (loss) from operations	(22,098)	4,089	(7,223)	2,837
Interest expense	(18,798)	(17,495)	(37,443)	(35,186)
Other income (expense), net	(13,610)	15,443	(11,499)	33,725
Income (loss) before income taxes and noncontrolling interests	(54,506)	2,037	(56,165)	1,376
Income tax benefit (expense)	(2,726)	3,370	(9,265)	3,366
Net income (loss)	(57,232)	5,407	(65,430)	4,742
Less: Net income attributable to noncontrolling interests	2	37	—	33
Net income (loss) attributable to EnergySolutions	$(57,230)	$5,444	$(65,430)	$4,775
______________________________

(1)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the three month periods ended June 30, 2013, and 2012 were $12.3 million and $13.1 million, respectively. DA&A expenses included in cost of revenue for the six month periods ended June 30, 2013, and 2012 were $24.4 million and $26.6 million, respectively. DA&A expenses included in SG&A for the three month periods ended June 30, 2013, and 2012 were $5.2 million and $5.6 million, respectively. DA&A expenses included in SG&A for the six month periods ended June 30, 2013, and 2012 were $10.5 million and $11.1 million, respectively.

(2)
For the three month period ended June 30, 2013, we recorded a $0.1 million loss from our unconsolidated joint ventures of which $0.6 million loss is attributable to our LP&D operations and $0.5 million income is attributable to the Government Group. For the three month period ended June 30, 2012, we recorded $2.406 million of income from our unconsolidated joint ventures of which $0.1 loss is attributable to LP&D operations and $2.3 million income is attributable to the Government Group. For the six month period ended June 30, 2013, we recorded a $0.578 million income from our unconsolidated joint ventures of which 0.8 million loss is attributable to our LP&D operations and $1.4 million income is attributable to the Government Group. For the six month period ended June 30, 2012, we recorded $3.1 million of income from our unconsolidated joint ventures of which $54,282 loss is attributable to LP&D operations and $3.1 million income is attributable to the Government Group.

Three Month Period Ended June 30, 2013 Compared to the Three Month Period Ended June 30, 2012

Government Group

Revenue from our Government Group increased $5.8 million to $44.1 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to increased waste management and disposition activities on certain government projects and increased testing activities on our large scale mixing projects. In addition, gross profit decreased $1.0 million and gross margin decreased to 15.2% for the three month period ended June 30, 2013 from 19.9% for the three month period ended June 30, 2012 due primarily to the overall reduction of federal spending throughout the year and the completion of certain major contracts during the second quarter of 2012.

Revenue and cost of revenue from our Southwest division increased $5.6 million and $4.6 million, respectively, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 due primarily to increased activity on our waste characterization and disposal project at the Los Alamos National Laboratory.  As a result, gross profit increased $1.0 million for the three month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to engineering and technology projects division increased $1.7 million and $1.1 million, respectively, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 due primarily to increased testing activities on our large scale mixing projects.  As a result, gross profit increased $0.6 million for the three month period ended June 30, 2013 compared to the same period in 2012.

Our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah was completed during the three month period ended June 30, 2012. As such, revenue, cost of revenue and gross profit related to this project decreased $2.1 million, $1.7 million and $0.4 million, respectively, for the three month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to commercial utility projects decreased $2.2 million and $1.4 million, respectively, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 due primarily to a completion of two major decommissioning projects related to the disposal of a reactor vessel and a steam turbine. As a result, gross profit decreased $0.8 million for the three month period ended June 30, 2013 compared to the same period in 2012.

Global Commercial Group

Commercial Services

Revenue from our Commercial Services increased $3.6 million to $43.2 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to increased spent fuel fabrication activities at the Zion Station project. In addition, gross profit increased $0.6 million and gross margin increased to 13.5% for the three month period ended June 30, 2013 from 13.1% for the three month period ended June 30, 2012 due primarily to a decrease in accretion costs associated with the Zion Station project when compared to 2012.

Revenue and cost of revenue related to the decommissioning of the Zion Station project increased $7.9 million and $4.6 million, respectively, for the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012, due primarily to increased activities related to the independent spent fuel storage installation and to a decrease in accretion costs when compared to 2012. As a result, gross profit increased $3.3 million for the three month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to our spent fuel pool systems increased $1.1 million and $0.6 million, respectively, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 due to increased demand for liners and storage containers during the second quarter of 2013. As a result, gross profit increased $0.5 million for the three month period ended June 30, 2013 compared to the same period in 2012.

LP&D

Revenue from our LP&D operations increased $7.6 million to $56.5 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to an increase in waste disposal volumes disposed at our Clive, Utah facility and increased processing volumes at our Bear Creek, Tennessee facility. In addition, gross profit increased $11.4 million and gross margin increased to 39.6% for the three month period ended June 30, 2013 from 22.5% for the three month period ended June 30, 2012 due primarily to cost savings initiatives implemented during the second half of 2012.

Revenue related to our disposal facilities increased $3.3 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to higher disposal volumes. In contrast, cost of revenue decreased $2.5 million for the three month period ended June 30, 2013 resulting from the cost savings initiatives. Gross profit increased $5.8 million for the three month period ended June 30, 2013 compared to the same period in 2012.

Revenue from our processing facilities increased $5.3 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to increased metal melting and incineration activities and a reduction in backlog work. Cost of revenue remained steady for the three month period ended June 30, 2013 resulting primarily from the realization of cost savings initiatives. As a result, gross profit increased $5.3 million for the three month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our logistics operations decreased $1.0 million and $1.3 million, respectively, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to decreased shipping activity on major contracts. As a result, gross profit decreased $0.3 million for the three month period ended June 30, 2013 compared to the same period in 2012.

International

Revenue from our operations in the U.K. increased $6.1 million to $261.3 million for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to additional contract incentive fees recognized during the second quarter of 2013 associated with the completion of the 2012/2013 contract year and higher cost efficiency fees resulting from the exceptional generation performance of the Wylfa nuclear power station. Cost of revenue increased $5.7 million primarily due to increased costs in waste processing and managing activities and schedule delays on other contracts in Europe. Gross profit increased $0.4 million and gross margin increased to 4.7% for the three month period ended June 30, 2013 from 4.5% for the three month period ended June 30, 2012.

Revenue and cost of revenue were also impacted by a decrease in the quarterly average pound sterling exchange rates period over period from 1.5836 for the three month period ended June 30, 2012 to 1.5362 for the three month period ended June 30, 2013.

Revenue and cost of revenue from our operations in Asia decreased $4.5 million and $4.0 million, respectively, for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012, due primarily to completion of a major delivery of media filters, containers and water treatment systems during the second quarter of 2012. In addition, our reactor commissioning activities at the Yangjiang and Haiyang nuclear power plants in China are winding down and moving into the final equipment testing phase. As a result, gross profit decreased $0.5 million for the three month period ended June 30, 2013 compared to the same period in 2012.

Segment selling, general and administrative expenses

Segment SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Segment SG&A expenses increased $7.5 million, or 59.3%, to $20.3 million for the three month period ended June 30, 2013 compared to $12.8 million for the three month period ended June 30, 2012, due primarily to increased bidding and proposal expenses and increased employee compensation expense due to acceleration of equity-based awards as a result of the change in control. Segment SG&A expenses, as a percentage of revenue, increased 1.7% for the three month period ended June 30, 2013 compared to the same period in 2012.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $27.6 million, to $49.1 million, for the three month period ended June 30, 2013, from $21.5 million for the three month period ended June 30, 2012 due primarily to recognition of merger transaction expenses related to employee incentives, professional and consulting fees and equity-based and performance compensation. These increases were partially offset by a decrease in restructuring and transitional charges associated with the management change that occurred during the second quarter of 2012.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $2.3 million for the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012, due primarily to a decrease from our proportional share of income coming from our Washington River Protection Solutions LLC joint venture at the Hanford site and a $0.6 million loss recorded in connection with our SempraSafe LLC joint venture.

Interest expense

Interest expense increased $1.3 million to $18.8 million for the three month period ended June 30, 2013 from $17.5 million for the three month period ended June 30, 2012, due primarily to the 0.5% increase in the variable interest rate on the term loan upon completion of the Merger pursuant to Amendment 2 to the Credit Agreement and Consent and Waiver (the "Loan Amendment"). For the three month periods ended June 30, 2013 and 2012, the variable interest rate on our term loan was 6.75% and 6.25%, respectively, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income (expense), net

Other income (expense), net, decreased $29.0 million to $13.6 million of expense for the three month period ended June 30, 2013 from $15.4 million of income for the three month period ended June 30, 2012, due primarily to a significant increase in unrealized losses from investments in the nuclear decommissioning trust ("NDT") fund during the second quarter of 2013 resulting from increases in fixed income yields across most classes of securities that decreases market values and, in the case of NDT fund investments, unrealized capital gains. For the three month period ended June 30, 2013, we also recorded $4.3 million of arranger fees associated with the Loan Amendment to our senior secured credit facility and the successful completion of the Merger.

Income taxes

We recognized income tax expense of $2.7 million for the three month period ended June 30, 2013 compared to a $3.4 income tax benefit for the three month period ended June 30, 2012, for quarterly effective rates of 5.0% and negative 162.6%, respectively, based on an estimated annual effective tax rate method. The negative rate resulted from the combination of income tax expense and pretax book losses.

The 2013 effective tax rate differs from the statutory rate of 35% primarily as a result of the amount of income tax expense relative to the amount of pretax book losses, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, and valuation allowances recorded on benefits in loss jurisdictions.

The 2012 effective tax rate differs from the statutory rate of 35% primarily as a result of the amount of income tax expense relative to the amount of pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management's assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion, and the reversal of certain unrecognized tax benefits.

Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012

Government Group

Revenue from our Government Group increased $6.9 million to $87.7 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to increased waste management and disposition activities on certain government projects and increased testing activities on our large scale mixing projects. These increases were largely offset by the completion of major projects in 2012 and the overall reduction of federal spending throughout the year. Gross profit increased $6.3 million and gross margin increased to 14.4% for the six month period ended June 30, 2013 from 7.9% for the six month period ended June 30, 2012 due primarily to a fee adjustment recorded in March 2012 related to our Salt Waste project.

Revenue and cost of revenue from our Southwest division increased $8.8 million and $6.8 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012 due primarily to increased activity on our waste characterization and disposal project at the Los Alamos National Laboratory. As a result, gross profit increased $2.0 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Revenue from our Salt Waste project increased $5.9 million and cost of revenue decrease $0.1 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to a $6.4 million fee adjustment in March 2012 resulting from expected costs to complete the contract exceeding the original total budgeted costs. As a result, gross profit increased $6.0 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to engineering and technology projects increased $3.9 million and $3.2 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012 due primarily to increased testing activities on large scale mixing projects. As a result, gross profit increased $0.7 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Our contract with the DOE to clean up the Atlas mill tailings site near Moab, Utah was completed in April 2012. As a result, revenue, cost of revenue and gross profit for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, decreased $9.9 million, $8.9 million and $1.0 million, respectively.

 We also completed our liquids and gases staff augmentation project in Oak Ridge, Tennessee, during the second quarter of 2012. As a result, revenue, cost of revenue and gross profit for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, decreased $3.0 million, $2.4 million and $0.6 million, respectively.

Global Commercial Group

Commercial Services

Revenue from our Commercial Services operations increased $3.6 million to $84.1 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to increased independent spent fuel fabrication activities at the Zion Station project and increased demand for spent fuel pool systems offset by a decrease in commercial utility projects. In addition, gross profit increased $3.2 million and gross margin increased to 11.9% for the six month period ended June 30, 2013 from 8.3% for the six month period ended June 30, 2012 due primarily to the combination of higher ARO gain and lower accretion expense.

Revenue and cost of revenue related to the decommissioning of the Zion Station project increased $12.4 million and $6.9 million, respectively, for the six month period ended June 30, 2013, compared to the six month period ended June 30, 2012, due primarily to increased activities related to the independent spent fuel storage installation and to a decrease in accretion costs when compared to 2012. As a result, gross profit increased $5.5 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to our spent fuel pool systems increased $2.3 million and $1.5 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012 due to increased demand for liners and storage containers as well as increased support work for the Zion Station project. As a result, gross profit increased $0.8 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to commercial utility projects decreased $3.1 million and $3.3 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012 due primarily to the completion of two major decommissioning projects related to the disposal of a reactor vessel and a steam turbine. As a result, gross profit increased $0.2 million for the six month period ended June 30, 2013 compared to the same period in 2012.

LP&D

Revenue from our LP&D operations increased $6.6 million to $99.9 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to an increase in waste disposal volumes disposed at our Clive, Utah facility and increased processing volumes at our Bear Creek, Tennessee facility. In addition, gross profit increased $16.2 million and gross margin increased to 32.2% for the six month period ended June 30, 2013 from 17.1% for the six month period ended June 30, 2012 due primarily to cost savings initiatives implemented during the second half of 2012.

Revenue related to our disposal facilities increased $1.2 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to higher disposal volumes. In contrast, cost of revenue decreased $6.7 million for the six month period ended June 30, 2013 as a result of the cost savings initiatives. As a result, gross profit increased $7.9 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Revenue from our processing facilities increased $7.6 million for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to increased metal melting and incineration activities and a reduction in backlog work. In contrast, cost of revenue decreased $2.0 million for the six month period ended June 30, 2013 due primarily from the realization of cost savings initiatives. As a result, gross profit increased $9.6 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our logistics operations decreased $2.2 million and $0.7 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to decreased shipping activity on major contracts. As a result, gross profit increased $1.5 million for the six month period ended June 30, 2013 compared to the same period in 2012.

International

Revenue and cost of revenue related to our operations in the U.K. increased $35.8 million and $35.6 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due primarily to additional employee costs incurred while performing services on Magnox. These employee costs are reimbursable from the NDA under the terms of the Magnox contracts. Gross profit increased $0.2 million for the six month period ended June 30, 2013 compared to the same period in 2012 primarily due to higher efficiency fees resulting from the exceptional generation performance of a reactor at the Wylfa nuclear power station and higher incentive fees recognized for the closing of the 2012/2013 contract year. Results from our operations in the U.K. were negatively impacted as a result of the overall decrease in pound sterling exchange rates for the six month period ended June 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our waste processing and storage operations in Canada increased $1.9 million and $1.0 million, respectively, for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012, due to increased volumes of waste and higher demand for waste storage services. As a result, gross profit increased $0.9 million for the six month period ended June 30, 2013 compared to the same period in 2012.

Segment selling, general and administrative expenses

Segment SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Segment SG&A expenses increased $6.0 million, or 22%, to $33.1 million for the six month period ended June 30, 2013 compared to $27.1 million for the six month period ended June 30, 2012, due primarily to higher bidding and proposal costs and increased employee compensation expense resulting from the acceleration in vesting of equity-based awards due to change in control. Segment SG&A expenses, as a percentage of revenue, increased 0.5% for the six month period ended June 30, 2013 compared to the same period in 2012.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $27.8 million, to $68.5 million, for the six month period ended June 30, 2013, from $40.8 million for the six month period ended June 30, 2012 due primarily to recognition of Merger Transaction expenses related to employee incentives, professional and consulting fees and equity-based and performance compensation. These increases were partially offset by a decrease in restructuring and transitional charges associated with the management change that occurred during the second quarter of 2012.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $2.6 million for the six month period ended June 30, 2013, compared to the six month period ended June 30, 2012, due primarily to a decrease from our proportional share of income coming from our Washington River Protection Solutions LLC joint venture at the Hanford site and a $0.8 million loss recorded in connection with our SempraSafe LLC joint venture.

Interest expense

Interest expense increased $2.2 million to $37.4 million for the six month period ended June 30, 2013 from $35.2 million for the six month period ended June 30, 2012, due primarily to the 0.5% increase in the variable interest rate on the term loan upon completion of the Merger pursuant to the terms of the Loan Amendment to the senior secured credit facility, which occurred on May 24, 2013 and the acceleration of amortization of debt financing fees resulting from the debt principal repayment of $16.6 million during the first quarter of 2013.

For the six month period ended June 30, 2013, we also made interest payments totaling $35.2 million of which $16.1 million relates to the semi-annual payment of interest on the senior notes and $19.1 million relates to interest on the term loan and related senior secured revolving facility. For the six month periods ended June 30, 2013 and 2012, the variable interest rate on our term loan was 6.75% and 6.25%, respectively, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income (expense), net

Other income (expense), net, decreased $45.2 million to $11.5 million of expense for the six month period ended June 30, 2013 from $33.7 million of income for the six month period ended June 30, 2012, due primarily to a significant increase in unrealized losses from investments in NDT fund during 2013 resulting from increases in fixed income yields across most classes of securities that decreases market values and, in the case of the NDT fund, unrealized capital gains. Realized gains in the NDT fund also decreased due primarily to a reduction in the NDT fund balance resulting from withdrawals to cover D&D expenses related to the Zion Station project. For the six month period ended June 30, 2013, we also recorded $7.0 million of lead arranger banker fees associated with the modification of our senior secured credit facility and the successful completion of the Merger.

Income taxes

We recognized income tax expense of $9.3 million and an income tax benefit of $3.4 million for the six month periods ended June 30, 2013 and 2012, respectively, for year-to-date effective rates of negative 16.5% and negative 238.9%, respectively, based on an estimated annual effective tax rate method. Income tax expense arises from income in certain jurisdictions in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other jurisdictions in the U.K. are available to offset tax expense due to their respective full valuation allowance positions.

The 2013 effective tax rate differs from the statutory rate of 35% primarily as a result of the amount of income tax expense relative to the amount of pretax book losses, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, and valuation allowances recorded on benefits in loss jurisdictions.

The 2012 effective tax rate differs from the statutory rate of 35% primarily as a result of the amount of income tax expense relative to the amount of pretax book income, lower tax on income in foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, income tax expense due to the change in management's assertion with respect to unremitted foreign earnings, offset by foreign tax credits and further offset by the release of a domestic valuation allowance on net operating losses resulting from an increase in taxable income due to the partial change in the reinvestment assertion, and the reversal of certain unrecognized tax benefits.

During the six month period ended June 30, 2012, the Company recognized an income tax benefit of $1.1 million, due to the statue of limitations expiring by the taxing authorities in the jurisdictions in which we operate.

Liquidity and Capital Resources

For the six month period ended June 30, 2013, our principal sources of liquidity consisted of $97.5 million in existing cash and cash equivalents, of which $76.2 million was held in foreign jurisdictions, and $41.2 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $63.8 million of outstanding letters of credit issued against it. Due to U.S. tax laws and foreign regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is limited. We also had $230.0 million in accounts receivable and $88.5 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. We review the collectability of these balances on a regular basis and determine if allowances for doubtful accounts are needed. As of June 30, 2013 our allowance for doubtful accounts represented 0.6% of the combined total of these accounts. We also monitor our Days Sales Outstanding ("DSO") periodically and use it as a metric of performance of our credit and collection function. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash. We calculate DSO by dividing the average accounts receivable for the year into the amount of revenue recognized during the year and multiplying the result of that calculation by the number of days in that year. Our average DSO decreased from 57 days as of December 31, 2012 to 48 days as of June 30, 2013.

We believe we have sufficient resources to fund our operating and capital expenditures requirements, to pay our income taxes and to service our debt for at least the next twelve months.  It is likely that we will not have sufficient resources to satisfy our debt reduction obligations as set forth in the February 15, 2013 amendment to our senior secured credit facility, but expect ECP or its affiliates to fund such shortfall, if any, through equity contributions to the Company.

Cash Flows

Our cash and cash equivalents for the six month period ended June 30, 2013 were sufficient to cover our operating expenses without the need to draw on our senior secured revolving credit facility to cover any shortfalls in the timing of receipts and payments. We are actively engaged in managing our working capital to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business. Our primary use of cash was to fund our working capital and capital expenditures, to service our debt, and to pay taxes.

Operating Activities

We finance our operations primarily through cash provided by operations. Our cash flow from operations is impacted by fluctuations in working capital caused by the timing of our billings to customers, collection terms of our contracts, stages of completion of our projects, execution of projects within their planned budgets, the timing of payments to vendors and subcontractors, the timing of dividend payments from our unconsolidated joint ventures, the changes in income tax assets and liabilities, and unforeseen events. Additionally, certain projects receive advance payments from customers. A normal trend for these projects is to have higher cash balances during the initial phases of execution, which then level out toward the end of the construction phase. As a result, our cash position is reduced as work is performed against customer advances, unless they are replaced by advances on other projects.

Cash used by operating activities was $2.8 million for the six months ended June 30, 2013 compared to $2.0 million for the six months ended June 30, 2012. The net cash outlays resulted from project funding requirements related to execution of D&D activities being in excess of cash inflows from billings to customers.

Investing Activities

We used $3.9 million of cash in investing activities for the six months ended June 30, 2013 compared to $3.7 million for the six months ended June 30, 2012, primarily to fund capital expenditures in the amount of $6.4 million. Investments in capital expenditures included purchases of transportation equipment to support our disposal and logistics operations and storage equipment to support waste disposal activities. Cash flows from investing activities were also used to pay approximately $2.5 million in fees associated with the management NDT fund investments. We actively invest in securities to provide our target returns on the NDT trust assets to satisfy current and future decommissioning costs associated with the Zion Station ARO.

Investment income and realized earnings on the NDT fund are a source of working capital for the decommissioning work we perform at the Zion Station.

Financing Activities

On May 24, 2013, upon completion of the Merger Transaction and pursuant to the Loan Amendment we are required to reduce our debt with respect to our senior secured term loan and our 10.75% Senior Notes due 2018, to $675.0 million or less within 150 days. As of June 30, 2013, the aggregate outstanding principal amount of our debt was $810.4 million. As such, we have a mandatory principal prepayment of $135.4 million due by October 21, 2013. We expect to fund this payment with our cash flows from operations and a shortfall, if any, will be funded by equity contributions to the Company by ECP or its affiliates. On August 6, 2013 we made a $35.0 million principal debt payment on our term loan. From time to time, we may enter into market transactions to repurchase a portion of our senior notes, as permitted by our senior secured credit facility.

As of June 30, 2013 and December 31, 2012, approximately $310.5 million and $310.6 million, respectively, of the borrowings under the senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit. From time to time, we are allowed to permanently reduce the deposit letter of credit specified amount provided that our exposure with respect to letter of credit obligations is less than the balance in the restricted cash account. Proceeds from a reduction of the deposit letter of credit specified amount are immediately applied as a prepayment of our term loan. We may reduce our deposit letter of credit specified amount if we are able to increase our bonding capacity on reasonable terms; however, the issuance of a bond is at the surety’s sole discretion and may not always be available to us.

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

We had accumulated benefit obligations related to pension plans of $3.8 billion as of December 31, 2012. See Note 19 to our audited consolidated financial statements included in our 2012 Annual Report for a more detailed discussion. Approximately 98% of that obligation relates to the Magnox pension plan. The Magnox pension plan is funded by contributions from employees and the NDA in the U.K. pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and the employees.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the six month period ended June 30, 2013, most major foreign currencies weakened against the U.S. dollar. As a result, the Company had unrealized translation losses of $2.1 million in 2013 related to cash held by foreign subsidiaries. During the six month period ended June 30, 2012, most major foreign currencies strengthened against the U.S. dollar resulting in unrealized translation gains of $0.3 million related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the Company’s exposure to realized exchange gains and losses is generally mitigated.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $63.8 million was used to fund letters of credit issued as of June 30, 2013. Borrowings of $310.5 million and $310.6 million were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit for each of the periods ended June 30, 2013 and December 31, 2012.

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Loan Amendment"). The Loan Amendment became effective on May 24, 2013 upon the consummation of the Merger. Pursuant to the Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loans are refinanced prior to the date that is one year following the execution date of the Loan Amendment. We incurred $6.1 million of debt financing fees in connection with the Loan Amendment all of which were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of June 30, 2013. Parent contributed $3.1 million to fund the payment of these debt financing fees. For the six month period ended June 30, 2013, we also incurred $7.0 million of lead arranger banker fees with respect to the Loan Amendment, all of which were included in other income (expense), net, within the condensed consolidated statement of operations and comprehensive income (loss). Parent contributed $4.3 million to fund the payment of these lead arranger banker fees.

Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 5.00% (subject to a LIBOR floor of 1.75%), or ABR plus 4.00% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. On May 24, 2013, upon the closing of the Merger and pursuant the Loan Amendment, the interest rate on our senior secured credit facility was increased by 0.5%.

The senior secured term loan amortizes in equal quarterly installments of $1.3 million payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured credit facility with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional prepayments of senior secured term loan made during the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually 5 days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC. Each optional and mandatory prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending June 30, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended June 30, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of June 30, 2013, our total leverage and cash interest coverage ratios were 3.07 and 2.53 respectively. Pursuant to the Loan Amendment, the definition of change of control and reporting requirements under the senior secured credit facility were amended.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the six month period ended June 30, 2013 were $6.4 million. As of June 30, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $510.7 million as of June 30, 2013, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

On August 13, 2010, we completed a $300.0 million private offering of 10.75% senior notes at a discount rate of 1.3%. The senior notes are governed by an indenture among EnergySolutions and Wells Fargo Bank, National Association, as trustee. Interest on the senior notes is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2011. The senior notes rank in equal right of payment to all existing and future senior debt and senior in right of payment to all future subordinated debt. In May 2011, we filed a registration statement under the Securities Act, pursuant to a registration rights agreement entered into in connection with the senior notes offering. The SEC declared the registration statement relating to the exchange offer effective on May 27, 2011, and the exchange of the registered senior notes for the unregistered senior notes was consummated on May 31, 2011. We did not receive any proceeds from the exchange offer transaction.

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

Each subsidiary co-issuer and guarantor of our senior notes is exempt from reporting under the Exchange Act, pursuant to Rule 12h-5 under the Exchange Act, as the subsidiary co-issuer and each of the subsidiary guarantors is 100% owned by us, and the obligations of the co-issuer and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on our ability or any subsidiary guarantor to obtain funds from its subsidiaries.

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

Off Balance Sheet Arrangements

As of June 30, 2013, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of June 30, 2013, we had an outstanding variable rate term loan of $510.4 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash.  We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of June 30, 2013, which is 60.0% of our outstanding debt, net of $310.5 million in restricted cash collateralizing deposit letters of credit.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of June 30, 2013, we had $307.3 million in letters of credit issued under our senior secured credit facility and $63.8 million of letters of credit issued against our revolving credit facility. As of June 30, 2013, we had $25.0 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, and insurance policies. As of June 30, 2013, the closure and post-closure requirements for our facilities were $150.7 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of June 30, 2013, based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our 2012 Annual Report and Part II, Item 1. "Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

False Claim Act Proceeding
As previously disclosed, on September 14, 2012, we and the plaintiffs in the False Claims Act proceeding reached an agreement in principle to resolve all claims made by the plaintiffs in their complaint underlying the proceeding. The agreement does not contain an admission of guilt or other wrongdoing on the part of the Company, or our officers, directors or affiliates. On May 31, 2013, the U.S. government approved the settlement agreement and on June 7, 2013, the U.S. District Court for the District of Utah dismissed the proceeding.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our 2012 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of restricted stock granted under the EnergySolutions, Inc. 2007 Equity Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three month period ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
April 1, 2013 — April 30, 2013	—	$—	—	—
May 1, 2013 — May 31, 2013	1,779,712	$4.15	—	—
June 1, 2013 — June 30, 2013	—	—	—	—
_________________________________________

(1)
Includes the repurchase of 1,779,520 shares issued in connection with the acceleration of vesting of restricted stock awards previously issued and 192 shares canceled as payment for minimum statutory withholding taxes upon the vesting of restricted stock issued pursuant to the EnergySolutions, Inc. 2007 Equity Incentive Plan.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Amended and Restated Employment Agreement, dated as of June 13, 2013, by and between Rockwell Acquisition Corp. and David J. Lockwood.
10.2	Employment Agreement, dated as of June 13, 2013, by and between EnergySolutions, Inc. and Greg Wood.
10.3	Form of Employment Agreement by and between EnergySolutions, Inc. and each of its group presidents.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2013.

ENERGYSOLUTIONS, INC.

By:	/s/ GREGORY S. WOOD
Gregory S. Wood
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Amended and Restated Employment Agreement, dated as of June 13, 2013, by and between Rockwell Acquisition Corp. and David J. Lockwood.
10.2	Employment Agreement, dated as of June 13, 2013, by and between EnergySolutions, Inc. and Greg Wood.
10.3	Form of Employment Agreement by and between EnergySolutions, Inc. and each of its group presidents.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.
_______________________________

*
 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.