Form 10-Q
period 2013-09-30
EnergySolutions, Inc.
filed 2013-11-12
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, there were 100 shares of the registrant’s common stock outstanding all of which were owned by Rockwell Holdco, Inc. the registrant’s parent holding company. The registrant’s common stock is not publicly traded.

ENERGYSOLUTIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Month Periods Ended September 30, 2013

PART I
Item 1.  Financial Statements
EnergySolutions, Inc.
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(in thousands of dollars, except share information)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,158	$134,191
Accounts receivable, net of allowance for doubtful accounts	258,346	259,913
Costs and estimated earnings in excess of billings on uncompleted contracts	87,500	98,978
Income tax receivable	4,735	6,427
Prepaid expenses	7,307	11,022
Nuclear decommissioning trust fund investments, current portion	122,959	152,507
Deferred costs, current portion	105,031	127,573
Other current assets	5,151	3,924
Total current assets	645,187	794,535
Property, plant and equipment, net	114,410	117,744
Goodwill	308,451	308,608
Other intangible assets, net	219,934	239,551
Nuclear decommissioning trust fund investments	348,159	445,989
Restricted cash and decontamination and decommissioning deposits	294,043	316,754
Deferred costs	288,884	360,185
Other noncurrent assets	129,309	72,096
Total assets	$2,348,377	$2,655,462
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$79,407	$16,592
Accounts payable	117,840	144,649
Accrued expenses and other current liabilities	207,635	193,546
Deferred income taxes	1,063	1,101
Facility and equipment decontamination and decommissioning liabilities, current portion	113,159	138,757
Unearned revenue, current portion	127,512	150,135
Total current liabilities	646,616	644,780
Long-term debt, less current portion	666,035	798,577
Pension liability	55,088	31,043
Facility and equipment decontamination and decommissioning liabilities	401,976	485,447
Deferred income taxes	16,479	20,507
Unearned revenue, less current portion	291,912	366,710
Other noncurrent liabilities	31,158	7,479
Total liabilities	2,109,264	2,354,543
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 100 and 1,000,000,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively, and 100 and 90,253,242 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	—	903
Additional paid-in capital	520,550	511,503
Accumulated other comprehensive loss	(21,620)	(21,956)
Accumulated deficit	(260,316)	(190,031)
Total EnergySolutions stockholders’ equity	238,614	300,419
Noncontrolling interests	499	500
Total equity	239,113	300,919
Total liabilities and stockholders’ equity	$2,348,377	$2,655,462
See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Month Periods Ended September 30, 2013 and 2012

(in thousands of dollars)

(unaudited)

	Three Month Period Ended		Nine Month Periods Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$392,474	$444,157	$1,329,720	$1,327,470
Cost of revenue	(355,989)	(398,000)	(1,199,418)	(1,213,730)
Gross profit	36,485	46,157	130,302	113,740
Selling, general and administrative expenses	(30,046)	(31,779)	(131,664)	(99,661)
Equity in income of unconsolidated joint ventures	3,800	4,286	4,378	7,422
Income from operations	10,239	18,664	3,016	21,501
Interest expense	(20,478)	(17,636)	(57,921)	(52,822)
Other income (expense), net	2,273	12,368	(9,226)	46,093
Income (loss) before income taxes and noncontrolling interests	(7,966)	13,396	(64,131)	14,772
Income tax benefit (expense)	3,110	(3,347)	(6,155)	20
Net income (loss)	(4,856)	10,049	(70,286)	14,792
Less: Net loss attributable to noncontrolling interests	1	3	1	35
Net income (loss) attributable to EnergySolutions	$(4,855)	$10,052	$(70,285)	$14,827

Other comprehensive income (loss):
Net income (loss)	$(4,856)	$10,049	$(70,286)	$14,792
Foreign currency translation adjustments, net of taxes	9,302	5,443	349	6,821
Change in unrecognized actuarial gain (loss)	462	273	(13)	242
Other comprehensive income (loss), net of taxes	4,908	15,765	(69,950)	21,855
Less: net loss attributable to noncontrolling interests	1	3	1	35
Comprehensive income (loss) attributable to EnergySolutions	$4,909	$15,768	$(69,949)	$21,890

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.
 Condensed Consolidated Statement of Changes in Stockholders’ Equity
 Nine Month Period Ended September 30, 2013
 (in thousands of dollars, except share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2012	90,253,242	$903	$511,503	$(21,956)	$(190,031)	$500	$300,919
Net loss	—	—	—	—	(70,285)	(1)	(70,286)
Equity-based compensation	—	—	5,066	—	—	—	5,066
Vesting of restricted stock	2,206,430	22	(22)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(111,107)	(1)	(431)	—	—	—	(432)
Capital contribution from Parent	—	—	10,852	—	—	—	10,852
Common stock repurchased by EnergySolutions and retired	(1,779,520)	(18)	(7,324)	—	—	—	(7,342)
Common stock repurchased by Parent and retired	(90,569,045)	(906)	(375,608)	—	—	—	(376,514)
Issuance of common stock	100	—	376,514	—	—	—	376,514
Change in unrecognized actuarial loss	—	—	—	(13)	—	—	(13)
Foreign currency translation, net of taxes	—	—	—	349	—	—	349
Balance at September 30, 2013	100	$—	$520,550	$(21,620)	$(260,316)	$499	$239,113

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Month Periods Ended September 30, 2013 and 2012
 (in thousands of dollars)
(unaudited)

	Nine Month Periods Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(70,286)	$14,792
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and accretion	52,454	56,601
Equity-based compensation expense	5,066	3,440
Deferred income taxes	(4,065)	(11,113)
Amortization of debt financing fees and debt discount	6,839	3,693
Loss on disposal of property, plant and equipment	256	2,137
Realized and unrealized gains on nuclear decommissioning trust fund investments	(843)	(54,964)
Changes in operating assets and liabilities:
Accounts receivable	1,910	31,111
Costs and estimated earnings in excess of billings on uncompleted contracts	11,591	21,796
Prepaid expenses and other current assets	3,536	(2,888)
Accounts payable	(18,496)	(36,166)
Accrued expenses and other current liabilities	13,179	(45,998)
Unearned revenue	(97,432)	(63,949)
Facility and equipment decontamination and decommissioning liabilities	(129,060)	(109,973)
Restricted cash and decontamination and decommissioning deposits	1,711	1,471
Nuclear decommissioning trust fund	124,730	127,222
Deferred costs	93,843	85,544
Other noncurrent assets	(52,254)	(41,236)
Other noncurrent liabilities	46,403	34,246
Net cash (used in) provided by operating activities	(10,918)	15,766
Cash flows from investing activities
Purchase of nuclear decommissioning trust fund investments	(673,864)	(651,933)
Proceeds from sales of nuclear decommissioning trust fund investments	677,488	654,798
Purchases of property, plant and equipment	(10,159)	(14,588)
Purchases of intangible assets	—	(763)
Proceeds from disposition of property, plant and equipment	—	5,317
Net cash used in investing activities	(6,535)	(7,169)
Cash flows from financing activities
Repayments of long-term debt	(72,593)	—
Restricted cash held as collateral of letter of credit obligations	21,000	—
Distributions to noncontrolling interests partners	—	(158)
Minimum tax withholding on restricted stock awards	(432)	(120)
Proceeds from issuance of common stock	—	1,497
Repurchase of common stock	(7,342)	—
Repayments of capital lease obligations	(573)	(629)
Debt financing fees	(3,160)	—
Net cash used in financing activities	(63,100)	590
Effect of exchange rate on cash	520	1,513
Net increase (decrease) in cash and cash equivalents	(80,033)	10,700
Cash and cash equivalents, beginning of period	134,191	77,213
Cash and cash equivalents, end of period	$54,158	$87,913

 See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

References herein to "EnergySolutions," the "Company," "we," "us" or "our" refer to EnergySolutions, Inc. and its consolidated subsidiaries unless the context otherwise requires.

EnergySolutions, Inc., a Delaware corporation, provides a broad range of services both nationally and internationally, including (i) on-site decontamination and decommissioning ("D&D") services to commercial customers such as power and utility companies, pharmaceutical companies, research laboratories, universities, industrial facilities, state agencies and other commercial entities that are involved with nuclear materials; (ii) management and operation or clean-up of facilities with radioactive materials to government customers such as departments and administrations within the United States (the "U.S.") Department of Energy ("DOE") and U.S. Department of Defense ("DOD"); (iii) logistics, transportation, processing and disposal of radioactive waste at our one facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina; and (iv) comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations. We also provide turn-key services such as water treatment and sell other products and technologies to utilities in the U.S. and abroad. Our international operations derive revenue primarily through contracts with the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") to operate, manage and decommission ten Magnox sites with twenty-two nuclear reactors.

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

On the Merger Date, each issued and outstanding share of common stock of the Company (other than shares of Company common stock held in the treasury of the Company or owned by Parent, affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who had validly exercised and perfected their appraisal rights under Delaware law), was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on May 24, 2013. The Company continues its operations as a privately-held company. The Company filed with the Securities and Exchange Commission (the "SEC"), or has had filed on its behalf, a Form 15 and Form 25 to deregister the Company's common stock under Sections 12(b) and (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, which deregistration became effective 90 days after the filing of the applicable form. Further, the Company's reporting obligations under Section 15(d) of the Exchange Act on account of its common stock will be suspended effective January 1, 2014, at which time the Company will no longer file periodic reports with the SEC on account of its common stock, but will continue to have public reporting obligations with the SEC with respect to its 10.75% Senior Notes due 2018, as required by the indenture governing such Senior Notes.

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

We refer to the May 24, 2013 acquisition of EnergySolutions by Rockwell as the "Merger Transaction". The following events describe the transactions that occurred in connection with the Merger Transaction:

•
Parent and EnergySolutions purchased and retired all of the Company's outstanding common stock as of the Merger Date and paid approximately $383.9 million in cash to the Company's stockholders. Of the total amount paid, EnergySolutions directly purchased 1.8 million shares for $7.3 million from cash on hand. The 1.8 million shares were issued as a result of accelerated vesting of previously issued restricted stock awards due to change in control.

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

In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

(4) Recent Accounting Pronouncements

Accounting Pronouncements Issued

New accounting pronouncements implemented by the company during the nine months ended September 30, 2013 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

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

NDT fund investments consisted of the following (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$16,995	$—	$—	$16,995	$7,422	$—	$—	$7,422
Investments
Corporate debt securities	213,120	8,246	(3,379)	217,987	223,662	17,940	(575)	241,027
Equity securities	400	4	—	404	10,117	4,249	(61)	14,305
Direct lending securities	109,813	9,923	(4,149)	115,587	98,138	6,026	(1,721)	102,443
Debt securities issued by states of the U.S.	23,730	869	(414)	24,185	31,306	3,806	—	35,112
Cash and cash equivalents	21,931	—	—	21,931	23,686	—	—	23,686
Commingled funds	—	—	—	—	4,017	527	—	4,544
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	78,845	109	(4,500)	74,454	166,925	3,912	(880)	169,957
Total investments	447,839	19,151	(12,442)	454,548	557,851	36,460	(3,237)	591,074
Total assets	464,834	19,151	(12,442)	471,543	565,273	36,460	(3,237)	598,496
Liabilities
Payable for securities purchased	(425)	—	—	(425)	—	—	—	—
Total liabilities	(425)	—	—	(425)	—	—	—	—
Net assets held by the NDT fund	$464,409	$19,151	$(12,442)	471,118	$565,273	$36,460	$(3,237)	598,496
Less: current portion				(122,959)				(152,507)
Long-term investments				$348,159				$445,989

Investments held by the NDT fund, net, totaled $471.1 million and $598.5 million as of September 30, 2013 and December 31, 2012, respectively, and are included in current and other long-term assets in the accompanying condensed consolidated balance sheets, depending on the expected timing of usage of funds. We have withdrawn from the NDT fund approximately 124.7 million and 127.2 million for nine month periods ended September 30, 2013 and 2012, respectively, to pay for Zion Station D&D project expenses and estimated trust income taxes. During the nine month periods ended September 30, 2013 and 2012, we also paid approximately $3.6 million and $2.9 million, respectively, in fees associated with the management of the NDT fund investments. These fees are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss).

For the three month periods ended September 30, 2013 and 2012, we recorded $0.6 million of unrealized losses and $12.1 million of unrealized gains, respectively, resulting from adjustments to the fair value of the NDT fund investments. For the nine month periods ended September 30, 2013 and 2012, we recorded $26.5 million of unrealized losses and $19.0 million of unrealized gains, respectively, resulting from adjustments to the fair value of the NDT investments.

Net realized gains related to sales of investments, dividends and interest payments received from investments held by the NDT fund were $4.4 million and $8.2 million for the three month periods ended September 30, 2013 and 2012, respectively, and $27.4 million and $36.0 million, for the nine months ended September 30, 2013 and 2012, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss).

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

The fair market value of our term loan is estimated utilizing market quotations for debt that have quoted prices in active markets. Since our term loan does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities and is categorized as Level 2. The fair value of our term loan is calculated by taking the mid-point of the trading prices and multiplying it by the outstanding principal balance of our term loan. The fair market value of our term loan was approximately $460.7 million as of September 30, 2013 and $508.6 million as of December 31, 2012. The carrying value of our term loan was $454.4 million as of September 30, 2013 and $527.0 million as of December 31, 2012.

In the case of our senior notes, we estimate fair value based on quoted market prices from active markets as they are publicly traded and are categorized as Level 1. As of September 30, 2013 and December 31, 2012, we had outstanding senior notes obligations with a carrying amount of $300.0 million and 300.0 million, respectively, with a fair market value of approximately $318.8 million as of September 30, 2013 and $283.5 million as of December 31, 2012.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (revised)
Assets
Receivables for securities sold	$16,995	$16,995	$—	$—	$7,422	$7,422	$—	$—
Investments
Cash and cash equivalents	21,931	21,931	—	—	23,686	23,686	—	—
Fixed income securities(1)	316,626	74,453	242,173	—	446,096	125,605	320,491	—
Equity securities(2)	404	404	—	—	14,305	14,305	—	—
Direct lending securities(3)	115,587	—	—	115,587	102,443	—	—	102,443
Units of participation(4)	—	—	—	—	4,544	—	4,544	—
Total investments	454,548	96,788	242,173	115,587	591,074	163,596	325,035	102,443
Total assets	471,543	113,783	242,173	115,587	598,496	171,018	325,035	102,443
Liabilities
Payable for securities purchased	(425)	(425)	—	—	—	—	—	—
Total liabilities	(425)	(425)	—	—	—	—	—	—
Net assets held by the NDT fund	$471,118	$113,358	$242,173	$115,587	$598,496	$171,018	$325,035	$102,443
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

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

Direct Lending Securities	September 30, 2013	December 31, 2012
Beginning balance	$102,443	$61,998
Purchases and issuances	48,268	82,285
Sales, dispositions and settlements	(38,258)	(39,706)
Realized gains and losses	2	(2,940)
Change in unrealized gains and losses	3,132	806
Ending balance	$115,587	$102,443

(7) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under "Equity in income of unconsolidated joint ventures" in our condensed consolidated statements of operations and comprehensive income (loss). In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary. For the nine month period ended September 30, 2013, we performed an assessment of our joint ventures and concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, for our unconsolidated joint ventures (in thousands):

	As of	As of
	September 30, 2013	December 31, 2012
Current assets	$56,604	$49,979
Current liabilities	29,471	25,127

	For The Three Month		For The Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$46,239	$54,798	$104,986	$125,751
Gross profit	10,102	11,590	13,238	19,906
Net income	9,914	11,439	12,602	19,543
Net income (loss) attributable to EnergySolutions	3,800	4,286	4,378	7,422

We received $1.1 million and $3.4 million in cash dividend distributions from our unconsolidated joint ventures for the nine month periods ended September 30, 2013 and 2012, respectively.

(8) Goodwill

As of September 30, 2013 and December 31, 2012, we had recorded $308.5 million and $308.6 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation gains and losses are included as a separate component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive income (loss). For the nine and twelve month periods ended September 30, 2013 and December 31, 2012, we recorded $0.2 million of translation losses and $2.2 million of translation gains, respectively, related to goodwill denominated in foreign currencies.

In accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, we perform a qualitative assessment on our goodwill annually, as of April 1, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We consider such factors as: macroeconomic and market conditions, industry specific considerations, cost factors, overall financial performance, relevant entity-specific events (such as the Merger Transaction announced in January 2013 and closed in May 2013), share price considerations and other factors as deemed necessary. As of September 30, 2013, there were no events or circumstances that indicated that impairment existed in any of our reporting units.
(9) Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$243,116	$(83,800)	16.1 years	$243,130	$(76,406)	16.9 years
Customer relationships	159,988	(103,058)	5.0 years	161,429	(93,552)	5.6 years
Technology and other	15,490	(11,802)	2.3 years	15,490	(10,540)	3.1 years
Total amortizable intangibles	$418,594	$(198,660)	12.9 years	$420,049	$(180,498)	13.4 years

All of our other intangible assets are subject to amortization. Amortization expense was $6.4 million and $6.5 million for the three month periods ended September 30, 2013 and 2012, respectively, and $19.3 million and $19.4 million for the nine month periods ended September 30, 2013 and 2012, respectively. Amortization expense is included in cost of revenue and SG&A expenses within the condensed consolidated statement of operations and comprehensive income (loss).

We recorded $0.3 million of translation losses and $3.8 million of translation gains related to other intangible assets denominated in foreign currencies for the nine month periods ended September 30, 2013 and 2012, respectively. The related translation gains and losses are included as a separate component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive income (loss).

(10) Long-Term Debt

Our outstanding long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Term loan facilities due through 2016(1)	$454,407	$527,000
Term loan unamortized discount	(6,187)	(8,741)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(2,778)	(3,090)
Revolving credit facility	—	—
Total debt	745,442	815,169
Less: current portion	(79,407)	(16,592)
Total long-term debt	$666,035	$798,577
______________________________

(1)	The variable interest rate on borrowings under our senior secured credit facility was 6.75% as of September 30, 2013 and 6.25% as of December 31, 2012.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $65.3 million was used to fund letters of credit issued as of September 30, 2013. Borrowings of $289.5 million and $310.6 million, respectively, were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit for each of the periods ended September 30, 2013 and December 31, 2012.

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Second Loan Amendment"). The Second Loan Amendment became effective on May 24, 2013 upon the consummation of the Merger. Pursuant to the Second Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loan is refinanced prior to the date that is one year following the execution date of the Second Loan Amendment.

We incurred $6.1 million of debt financing fees in connection with the Second Loan Amendment all of which were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of September 30, 2013. Parent contributed $3.1 million to fund the payment of these financing fees. For the nine month period ended September 30, 2013, we also incurred $7.0 million of lead arranger banker fees with respect to the Second Loan Amendment, all of which were included in other income (expense), net, within the condensed consolidated statement of operations and comprehensive income (loss). Parent contributed $4.3 million to fund the payment of these lead arranger banker fees.

Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 5.00% (subject to a LIBOR floor of 1.75%), or ABR plus 4.00% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. On May 24, 2013, upon the closing of the Merger and pursuant the Second Loan Amendment, the interest rate on our senior secured term loan was increased by 0.5%.

The senior secured term loan amortizes in equal quarterly installments payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured term loan with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional and mandatory prepayments made on the senior secured term loan during the fourth quarter of the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of term loan resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC. Each optional and mandatory prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loan on a pro rata basis. During the nine month period ended September 30, 2013, we made principal debt payments totaling $72.6 million, and as such all mandatory quarterly term loan prepayment requirements have been satisfied.

Upon completion of the Merger Transaction and pursuant to the Second Loan Amendment we were required to reduce our debt with respect to our senior secured term loan and our 10.75% Senior Notes due 2018, to $675.0 million or less by October 21, 2013. As of September 30, 2013, the aggregate outstanding principal amount of our senior debt was $754.4 million. As such, as of September 30, 2013, we had a mandatory principal repayment of $79.4 million.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending September 30, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended September 30, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2013, our total leverage and cash interest coverage ratios were 3.37 and 2.17, respectively. Pursuant to the Second Loan Amendment, the definition of change of control and reporting requirements under the senior secured credit facility were amended.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine month period ended September 30, 2013 were $10.2 million. As of September 30, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $471.1 million as of September 30, 2013, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

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

During the nine month periods ended September 30, 2013 and 2012, we made cash interest payments totaling $61.2 million and $58.7 million, respectively, related to our outstanding debt obligations as of those dates.

Subsequent Events

On October 11, 2013, we entered into Amendment No. 3 to the Credit Agreement (the "Third Loan Amendment"). The Third Loan Amendment extended the payment terms on our collective senior debt to 270 days after the Third Loan Amendment's effective date of October 15, 2013, and increased the applicable margin for our senior secured term loan by 0.50% until we reduce the aggregate outstanding amount of senior secured term loan under the amended Credit Agreement and our 10.75% Senior Notes due 2018 to $675.0 million or less. In the event that the outstanding principal amount of our collective senior debt exceeded $675.0 million at the end 180 days from the Third Loan Amendment's effective date, the applicable margin for our senior secured credit facility will be increased by an additional 0.25%. Upon the date that the aggregate outstanding amount of senior debt is $675.0 million or less, the applicable margin for our senior secured credit facility will be decreased by 0.50%, back to the interest rates prior to the effective date of the Third Loan Amendment. In connection with this Third Loan Amendment, we paid a consent fee to each lender equal to 0.25% of the sum of the outstanding term loan and revolving commitments of such lenders as of the effective date of the Third Loan Amendment, and we reimbursed the administrative agent for fees, charges and disbursements of counsel in connection with preparation of the Third Loan Amendment. We prepaid an additional $14.4 million of term loan debt on October 7, 2013 funded by ECP equity contributions to the Company, and we expect to fund the remaining mandatory debt prepayment balance of $65.0 million with our cash flows and a shortfall, if any, will be funded by equity contributions to the Company by ECP or its affiliates.

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

Our facility and equipment D&D liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Facilities and equipment ARO—Zion Station	$445,693	$553,302
Facilities and equipment ARO—Clive, UT	29,851	29,300
Facilities and equipment ARO—other	35,406	35,757
Total facilities and equipment ARO	510,950	618,359
Barnwell Closure	4,185	5,845
	515,135	624,204
Less: current portion	(113,159)	(138,757)
	$401,976	$485,447

The following is a rollforward of our facilities and equipment ARO liabilities (in thousands):

	September 30, 2013	December 31, 2012
Beginning Balance as of January 1	$618,359	$750,649
Liabilities incurred	256	187
Liabilities settled	(127,400)	(159,776)
Accretion expense	19,735	30,017
ARO estimate adjustments	—	(2,718)
Ending liability	$510,950	$618,359

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

The following table presents a summary of the D&D cash deposits available exclusively to fund closure and post-closure obligations related to our ARO liabilities (in thousands):

	September 30, 2013	December 31, 2012
Zion Station plant—restricted cash(1)(2)	$200,000	$200,000
Clive, Utah facility—restricted cash(2)	76,487	85,606
Tennessee facilities—escrow account(3)	5,569	13,363
Barnwell, South Carolina facility—trust fund	4,185	5,845
Others—restricted cash	637	662
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
As of September 30, 2013, 34,867 options had been issued under the Rockwell Plan to employees of the Company. Our estimates of fair value for the stock options were made using the Black‑Scholes model based upon the fair value of the stock price on the date of grant, volatility of 72.2%, risk-free interest rate of 1.39% per year and expected life of 6.5 years. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted‑average graded vesting period because we do not have sufficient exercise history to calculate an expected holding period. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant.
We recognize equity based compensation expense over the instruments' vesting periods based on the instruments' fair values on the measurement date, in SG&A expenses in the consolidated statements of operations and comprehensive income (loss). We recorded $1.1 million and $1.5 million of stock based compensation expense for the three and nine month periods ended September 30, 2013, respectively, related to stock option grants issued during 2013. As of September 30, 2013, we had $21.4 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 4.6 years.
For the three month periods ended September 30, 2013 and 2012, we recorded equity-based compensation expense related to our former plans of $0.0 and $0.7 million, respectively. For the nine month periods ended September 30, 2013 and 2012, we recorded stock based compensation expense related to former plans of $3.6 million and $3.4 million, respectively.

On May 24, 2013, as a result of the completion of the Merger, a change in control occurred that resulted in immediate vesting of all outstanding share based awards. The acceleration in vesting resulted from a preexisting change in control provision included in the terms of the awards issued under the former plans. Payments to grant holders due to the change in control provision were approximately $21.0 million as of September 30, 2013.

As of September 30, 2013 and December 31, 2012, we had recorded liabilities of $6.5 million and $2.5 million, respectively, related to phantom stock awards to be settled in cash, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. For the three and nine month periods ended September 30, 2013, we recorded $0 million and $19.8 million, respectively, of compensation expense related to these awards. For the three and nine month periods ended September 30, 2012, we recorded $0.8 million and $1.7 million, respectively, of compensation expense related to these awards. Compensation expense related to phantom stock awards has been fully recognized as of September 30, 2013.

(13) Income Taxes

We recognized income tax expense of $6.2 million and an income tax benefit of $20,000 for the nine month periods ended September 30, 2013 and 2012, respectively, for year-to-date effective rates of negative 9.6% and 0.1%, respectively, based on an estimated annual effective tax rate method. Income tax expense arises from income for certain entities in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other entities in the U.K. are available to offset tax expense due to their respective full valuation allowance positions.

The 2013 effective tax rate differs from the statutory rate of 35% primarily as a result of the small amount of tax expense on U.K. and Zion NDT fund income relative to consolidated pretax book losses which include large losses in the U.S. and the U.K. for which no benefit is recorded due to their full valuation allowance positions. The year-to-date effective rate was also impacted by lower statutory tax rates for foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, and a benefit recorded for the effect of a statutory rate reduction in the U.K. enacted during the quarter.

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

During the nine month period ended September 30, 2013, an extension of the research and development credit in the U.S. was signed into law. While the Company fully intends to take advantage of the research and development credit for the 2012 and 2013 tax years, no benefit has been recorded in the financial statements due to the full valuation allowance position in the U.S.

During the nine month periods ended September 30, 2013 and 2012, we made income tax payments, net of income tax refunds, of $8.3 million and $16.6 million, respectively.

As of September 30, 2013 and December 31, 2012, we had $0.1 million and $0.1 million, respectively, of gross unrecognized tax benefits. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes. During the nine month period ended September 30, 2012, the Company recognized an income tax benefit of $1.1 million, due to the expiration of the statute of limitations to examine and challenge our tax positions by the taxing authorities in the jurisdictions in which we operate.

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

The following table presents our segment information (in thousands):

	As of and for the Three Month Period Ended September 30, 2013
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$43,458	$38,961	$53,104	$256,951	$—	$392,474
Income (loss) from operations(2)(3)	8,424	4,280	16,021	(2,920)	(15,566)	10,239
Depreciation, amortization and accretion expense(4)	941	7,003	6,853	1,968	740	17,505
Purchases of property, plant and equipment	4	215	2,874	578	69	3,740

	As of and for the Three Month Period Ended September 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$43,972	$48,631	$62,407	$289,147	$—	$444,157
Income (loss) from operations(2)(3)	10,422	1,702	18,956	5,411	(17,827)	18,664
Depreciation, amortization and accretion expense(4)	952	7,936	6,368	1,980	1,313	18,549
Purchases of property, plant and equipment	—	(437)	2,509	869	531	3,472

	As of and for the Nine Month Period Ended September 30, 2013
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$131,141	$123,045	$153,051	$922,483	$—	$1,329,720
Income (loss) from operations(2)(3)	15,808	10,335	40,906	20,056	(84,089)	3,016
Depreciation, amortization and accretion expense(4)	2,808	20,883	19,920	5,925	2,918	52,454
Goodwill	73,594	90,129	89,548	55,180	—	308,451
Other long-lived assets(5)	12,417	17,159	257,780	44,746	2,242	334,344
Purchases of property, plant and equipment	47	375	8,784	95	858	10,159
Total assets(6)	151,696	1,194,503	481,058	480,640	40,480	2,348,377

	As of and for the Nine Month Period ended September 30, 2012
	Government	Global Commercial Group			Corporate Unallocated
	Group	CS	LP&D	International	Items	Consolidated
Revenue from external customers(1)(2)	$124,744	$129,110	$155,768	$917,848	$—	$1,327,470
Income (loss) from operations(2)(3)	13,212	4,406	30,758	31,699	(58,574)	21,501
Depreciation, amortization and accretion expense(4)	3,397	23,551	19,150	5,801	4,702	56,601
Goodwill	73,594	90,129	89,548	55,010	—	308,281
Other long-lived assets(5)	15,913	18,369	267,466	52,980	10,464	365,192
Purchases of property, plant and equipment	—	3,503	7,969	1,630	1,486	14,588
Total assets(6)	171,117	1,524,906	557,954	540,375	58,525	2,852,877
______________________

(1)
We eliminate intersegment revenue in consolidation. Intersegment revenue for the three month periods ended September 30, 2013, and 2012 was $4.2 million and $5.1 million, respectively. Intersegment revenue for the nine month periods ended September 30, 2013, and 2012 was $15.3 million and $18.4 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)	Results of our operations for services provided to our customers in Canada, Asia and Europe are included in our International division.

(3)
For the three month period ended September 30, 2013, we recorded a $3.8 million of income from our unconsolidated joint ventures of which $0.4 million loss is attributable to our LP&D operations and $4.2 million of income is attributable to the Government Group. For the three month period ended September 30, 2012, we recorded $4.3 million of income from our unconsolidated joint ventures of which $0.1 million loss is attributable to LP&D operations and $4.4 million of income is attributable to the Government Group. For the nine month period ended September 30, 2013, we recorded a $4.4 million of income from our unconsolidated joint ventures of which $1.3 million loss is attributable to our LP&D operations and $5.7 million of income is attributable to the Government Group. For the nine month period ended September 30, 2012, we recorded $7.4 million of income from our unconsolidated joint ventures of which $0.1 million loss is attributable to LP&D operations and $7.5 million of income is attributable to the Government Group.

(4)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the three month periods ended September 30, 2013, and 2012 were $12.2 million and $13.2 million, respectively. DA&A expenses included in cost of revenue for the nine month periods ended September 30, 2013, and 2012 were $36.6 million and $39.9 million, respectively. DA&A expenses included in SG&A for the three month periods ended September 30, 2013, and 2012 were $5.3 million and $5.6 million, respectively. DA&A expenses included in SG&A for the nine month periods ended September 30, 2013, and 2012 were $15.8 million and $16.7 million, respectively.

(5)	Other long-lived assets include property, plant and equipment and other intangible assets.

(6)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, and property, plant and equipment that benefit the entire Company and cash.

(15) Pension Plans

Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	For The Three Month		For The Nine Month
	Period Ended		Period Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$14,183	$14,021	$42,455	$42,018
Interest cost	38,634	39,692	115,650	118,952
Expected return on plan assets	(45,183)	(42,852)	(135,253)	(128,421)
Net actuarial loss	77	119	232	355
Total net periodic benefit costs	$7,711	$10,980	$23,084	$32,904

(16) Restructuring

In 2012, we initiated a restructuring plan (the "Restructuring Plan") to reduce operating costs and improve profitability within our operations in the U.S. Under the Restructuring Plan, we reduced our facility footprint and implemented a reduction of force across multiple business segments and functions. For the three and nine month periods ended September 30, 2013, we recognized $0.0 and $1.8 million, respectively, in restructuring charges associated with lease and contract terminations. These charges are included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue related to our LP&D operations. For the three and nine month periods ended September 30, 2012, we recognized $3.2 million and $9.4 million, respectively, in restructuring charges related to severance and employee termination benefits, which is included in the condensed consolidated statements of operations and comprehensive income (loss) under corporate SG&A. The corresponding liabilities as of September 30, 2013 and December 31, 2012 were $1.4 million and $6.2 million, respectively, and are included in accrued expenses and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets. In February 2013, we announced that we had substantially completed the Restructuring Plan. The remaining unpaid termination benefits are expected to be paid within the next six months.

                                                In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the nine month period ended September 30, 2013, we recognized an additional $55.6 million of expected employee termination benefits related to the termination of approximately 200 employees at the Bradwell site, which is rapidly moving into the early care and maintenance phase. Additionally, we also accrued employee termination benefits for the Chapelcross site, which is decreasing in size following completion of defueling activities and is preparing for further decommissioning, as well as the Dungeness, Oldbury, Trawsfynydd sites, which are getting ready to re-shape the workforce following cessation of power generation in 2014. No termination benefits were recognized for the nine month period ended September 30, 2012. These benefits are included in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to our International operations. The corresponding liability as of September 30, 2013 and December 31, 2012 was $52.0 million and $5.7 million, respectively, and is included in accrued expenses and other current liabilities and other long term liabilities in the condensed consolidated balance sheets. The remaining liability is expected to be paid over approximately the next 24 months.

The following is a reconciliation of the beginning and ending liability balances related to the Magnox employee termination benefits (in thousands):

	September 30, 2013	December 31, 2012
Beginning liability	$5,695	$32,659
Additions	55,555	—
Payments	(10,937)	(27,888)
Effect of exchange rate	1,670	924
Ending liability	51,983	5,695
Less current portion	(24,305)	—
	$27,678	$5,695

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.

(17) Commitments and Contingencies

We may become subject to various claims and legal proceedings covering matters that may arise in the ordinary course of our business activities. As of September 30, 2013, we were not involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial position, operating results or cash flows.

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our 2012 Annual Report and Part II, Item 1. "Legal Proceedings" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Pennington et al. v. ZionSolutions, LLC, et al.

As previously disclosed, on September 13, 2011, the defendants in the matter titled Pennington et al. v. ZionSolutions, LLC, et al. filed a motion to dismiss the plaintiffs' claims. On July 29, 2013, the U.S. District Court for the Northern District of Illinois, Eastern Division dismissed the entire lawsuit. The plaintiffs have appealed to the United States Court of Appeals for the Seventh Circuit.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Month Period ended September 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$21,709	$89,206	$293,904	$(12,345)	$392,474
Cost of revenue	—	(7,540)	(69,509)	(291,285)	12,345	(355,989)
Gross profit	—	14,169	19,697	2,619	—	36,485
Selling, general and administrative expenses	—	(12,867)	(12,153)	(5,026)	—	(30,046)
Equity in income of unconsolidated joint ventures	—	—	3,800	—	—	3,800
Operating income (loss)	—	1,302	11,344	(2,407)	—	10,239
Interest expense	—	(16,546)	—	(3,932)	—	(20,478)
Income (loss) from subsidiaries	(7,653)	7,666	—	—	(13)	—
Other, net	—	(75)	(12)	2,360	—	2,273
Income (loss) before income taxes	(7,653)	(7,653)	11,332	(3,979)	(13)	(7,966)
Provision for income taxes	2,798	—	—	312	—	3,110
Net income (loss)	(4,855)	(7,653)	11,332	(3,667)	(13)	(4,856)
Less: net loss attributable to noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to EnergySolutions	$(4,855)	$(7,653)	$11,332	$(3,666)	$(13)	$(4,855)

Other comprehensive income (loss):
Net income (loss)	(4,855)	(7,653)	11,332	(3,667)	(13)	(4,856)
Foreign currency translation adjustments, net of taxes	—	—	—	9,302	—	9,302
Change in unrecognized actuarial loss	—	—	—	462	—	462
Other comprehensive income (loss)	(4,855)	(7,653)	11,332	6,097	(13)	4,908
Less: net loss attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to EnergySolutions	$(4,855)	$(7,653)	$11,332	$6,098	$(13)	$4,909

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Nine Month Period ended September 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$50,364	$280,609	$1,039,953	$(41,206)	$1,329,720
Cost of revenue	—	(18,739)	(226,409)	(995,476)	41,206	(1,199,418)
Gross profit	—	31,625	54,200	44,477	—	130,302
Selling, general and administrative expenses	—	(79,842)	(35,843)	(15,979)	—	(131,664)
Equity in income of unconsolidated joint ventures	—	—	4,378	—	—	4,378
Operating income (loss)	—	(48,217)	22,735	28,498	—	3,016
Interest expense	—	(46,895)	—	(11,026)	—	(57,921)
Income (loss) from subsidiaries	(70,117)	31,559	—	—	38,558	—
Other, net	—	(6,564)	154	(2,816)	—	(9,226)
Income (loss) before income taxes	(70,117)	(70,117)	22,889	14,656	38,558	(64,131)
Provision for income taxes	(168)	—	—	(5,987)	—	(6,155)
Net income (loss)	(70,285)	(70,117)	22,889	8,669	38,558	(70,286)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1
Net income (loss) attributable to EnergySolutions	$(70,285)	$(70,117)	$22,889	$8,670	$38,558	$(70,285)

Other comprehensive income (loss):
Net income (loss)	(70,285)	(70,117)	22,889	8,669	38,558	(70,286)
Foreign currency translation adjustments, net of taxes	—	—	—	349	—	349
Change in unrecognized actuarial loss	—	—	—	(13)	—	(13)
Other comprehensive income (loss)	(70,285)	(70,117)	22,889	9,005	38,558	(69,950)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1
Comprehensive income (loss) attributable to EnergySolutions	$(70,285)	$(70,117)	$22,889	$9,006	$38,558	$(69,949)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Month Period ended September 30, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$23,760	$161,114	$297,738	$(38,455)	$444,157
Cost of revenue	—	(10,110)	(137,284)	(289,061)	38,455	(398,000)
Gross profit	—	13,650	23,830	8,677	—	46,157
Selling, general and administrative expenses	—	(21,012)	(5,471)	(5,296)	—	(31,779)
Equity in income of unconsolidated joint ventures	—	—	4,286	—	—	4,286
Operating income (loss)	—	(7,362)	22,645	3,381	—	18,664
Interest expense	—	(14,355)	—	(3,281)	—	(17,636)
Income (loss) from subsidiaries	20,298	46,894	—	—	(67,192)	—
Other, net	—	(4,879)	(2,426)	19,673	—	12,368
Income (loss) before income taxes	20,298	20,298	20,219	19,773	(67,192)	13,396
Benefit from (provision for) income taxes	(10,246)	—	—	6,899	—	(3,347)
Net income (loss)	10,052	20,298	20,219	26,672	(67,192)	10,049
Less: net income attributable to noncontrolling interests	—	—	—	3	—	3
Net income (loss) attributable to EnergySolutions	$10,052	$20,298	$20,219	$26,675	$(67,192)	$10,052

Other comprehensive income (loss):
Net income (loss)	10,052	20,298	20,219	26,672	(67,192)	10,049
Foreign currency translation adjustments, net of taxes	—	5,443	—	5,443	(5,443)	5,443
Change in unrecognized actuarial gain	—	273	—	273	(273)	273
Other comprehensive income (loss)	10,052	26,014	20,219	32,388	(72,908)	15,765
Less: net income attributable to noncontrolling interests	—	—	—	3	—	3
Comprehensive income (loss) attributable to EnergySolutions	$10,052	$26,014	$20,219	$32,391	$(72,908)	$15,768

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Nine Month Period ended September 30, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$48,555	$348,592	$987,946	$(57,623)	$1,327,470
Cost of revenue	—	(27,738)	(297,795)	(945,820)	57,623	(1,213,730)
Gross profit	—	20,817	50,797	42,126	—	113,740
Selling, general and administrative expenses	—	(66,150)	(18,640)	(14,871)	—	(99,661)
Equity in income of unconsolidated joint ventures	—	—	7,422	—	—	7,422
Operating income (loss)	—	(45,333)	39,579	27,255	—	21,501
Interest expense	—	(42,841)	—	(9,981)	—	(52,822)
Income (loss) from subsidiaries	15,275	108,154	—	—	(123,429)	—
Other, net	—	(4,705)	(1,182)	51,980	—	46,093
Income (loss) before income taxes	15,275	15,275	38,397	69,254	(123,429)	14,772
Benefit from (provision for) income taxes	(448)	—	—	468	—	20
Net income (loss)	14,827	15,275	38,397	69,722	(123,429)	14,792
Less: net income attributable to noncontrolling interests	—	—	—	35	—	35
Net income (loss) attributable to EnergySolutions	$14,827	$15,275	$38,397	$69,757	$(123,429)	$14,827

Other comprehensive income (loss):
Net income (loss)	14,827	15,275	38,397	69,722	(123,429)	14,792
Foreign currency translation adjustments, net of taxes	—	6,821	—	6,821	(6,821)	6,821
Change in unrecognized actuarial gain	—	242	—	242	(242)	242
Other comprehensive income (loss)	14,827	22,338	38,397	76,785	(130,492)	21,855
Less: net income attributable to noncontrolling interests	—	—	—	35	—	35
Comprehensive income (loss) attributable to EnergySolutions	$14,827	$22,338	$38,397	$76,820	$(130,492)	$21,890

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$4,735	$36,449	$91,135	$515,563	$(2,695)	$645,187
Property, plant and equipment, net	—	53,900	58,308	2,202	—	114,410
Goodwill	—	29,765	223,506	55,180	—	308,451
Intangibles, net	—	157,345	20,046	42,543	—	219,934
Restricted cash	—	89,460	4,185	200,398	—	294,043
Nuclear decommissioning trust fund	—	—	—	348,159	—	348,159
Long-term deferred costs less current portion	—	—	—	288,884	—	288,884
Investment in subsidiaries	(79,335)	647,701	—	—	(568,366)	—
Intercompany receivable	313,214	—	145,755	7,497	(466,466)	—
Other long term assets	—	11,530	19,756	98,023	—	129,309
TOTAL ASSETS	$238,614	$1,026,150	$562,691	$1,558,449	$(1,037,527)	$2,348,377
Liabilities and Equity
Intercompany loan payable	$—	$460,578	$—	$—	$(460,578)	$—
Intercompany payable	—		2,694	5,888	(8,582)	—
Total current liabilities	—	141,259	52,796	452,561		646,616
Long-term debt, less current portion	—	468,688	—	197,347	—	666,035
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,708	37,716	332,552	—	401,976
Unearned revenue, less current portion	—	0	—	291,912	—	291,912
Other liabilities, net	—	3,252	1,060	98,413	—	102,725
Equity	238,614	(79,335)	468,425	179,277	(568,367)	238,614
Noncontrolling interests	—	—	—	499	—	499
TOTAL LIABILITIES AND EQUITY	$238,614	$1,026,150	$562,691	$1,558,449	$(1,037,527)	$2,348,377

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$6,423	$128,479	$115,603	$545,483	$(1,453)	$794,535
Property, plant and equipment, net	—	60,657	54,112	2,975	—	117,744
Goodwill	—	29,765	223,506	55,337	—	308,608
Intangibles, net	—	160,198	31,186	48,167	—	239,551
Restricted cash	—	110,471	5,867	200,416	—	316,754
Nuclear decommissioning trust fund	—	—	—	445,989	—	445,989
Long-term deferred costs less current portion	—	—	—	360,185	—	360,185
Investment in subsidiaries	(9,554)	616,038	—	—	(606,484)	—
Intercompany receivable	303,550	—	108,032	1,302	(412,884)	—
Other long term assets	—	10,884	16,450	44,762	—	72,096
TOTAL ASSETS	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462
Liabilities and Stockholders’ Equity
Intercompany loan payable	$—	$401,015	$—	$—	$(401,015)	$—
Intercompany payable	—	—	1,441	11,869	(13,310)	—
Total current liabilities	—	88,815	67,198	488,779	(12)	644,780
Long-term debt, less current portion	—	601,836	—	196,741	—	798,577
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,206	39,358	414,883	—	485,447
Unearned revenue, less current portion	—	0	—	366,710	—	366,710
Other liabilities, net	—	3,174	1,051	54,804	—	59,029
Stockholders’ equity	300,419	(9,554)	445,708	170,330	(606,484)	300,419
Noncontrolling interests	—	—	—	500	—	500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Nine Month Period ended September 30, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(63,214)	$(41,433)	$50,806	$(1,195)	$44,118	$(10,918)
Cash flow from investing activities
Purchases of property, plant and equipment	—	(1,345)	(8,684)	(130)	—	(10,159)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(673,864)	—	(673,864)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	677,488	—	677,488
Net cash provided by (used in) investing activities	—	(1,345)	(8,684)	3,494	—	(6,535)
Cash flows from financing activities
Intercompany loan receivable	1,207	—	(43,917)	—	42,710	—
Intercompany loan payable		50,224	(1,514)	—	(48,710)	—
Investment in subsidiary	69,781	(31,663)	—	—	(38,118)	—
Repayments of long term debt	—	(72,593)	—	—	—	(72,593)
Restricted cash held as collateral of letter of credit obligations	—	21,000	—	—	—	21,000
Debt financing fees	—	(1,960)	—	(1,200)	—	(3,160)
Minimum tax withholding on restricted stock awards	(432)	—	—	—	—	(432)
Repurchase of common stock	(7,342)	—	—	—	—	(7,342)
Repayments of capital lease obligations	—	(573)	—	—	—	(573)
Net cash provided by (used in) financing activities	63,214	(35,565)	(45,431)	(1,200)	(44,118)	(63,100)
Effect of exchange rate on cash	—	—	—	520	—	520
Net increase (decrease) in cash and cash equivalents	—	(78,343)	(3,309)	1,619	—	(80,033)
Cash and cash equivalents, beginning of period	—	93,080	3,371	37,740	—	134,191
Cash and cash equivalents, end of period	$—	$14,737	$62	$39,359	$—	$54,158

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Nine Month Period ended September 30, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$14,223	$121,545	$51,259	$(18,679)	$(152,582)	$15,766
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(651,933)	—	(651,933)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	654,798	—	654,798
Purchases of property, plant and equipment	—	(7,305)	(5,635)	(1,648)	—	(14,588)
Purchases of intangible assets	—	(763)	—	—	—	(763)
Proceeds from disposition of property, plant and equipment	—	—	5,317	—	—	5,317
Net cash provided by (used in) investing activities	—	(8,068)	(318)	1,217	—	(7,169)
Cash flows from financing activities
Intercompany loan receivable	6,740	31,078	(46,884)	—	9,066	—
Intercompany loan payable	—	(6,740)	—	—	6,740	—
Investment in subsidiary	(22,340)	(82,874)	—	(31,562)	136,776	—
Dividend: minority interest	—	—	—	(158)	—	(158)
Proceeds from issuance of common stock	1,497	—	—	—	—	1,497
Minimum tax withholding on restricted stock awards	(120)	—	—	—	—	(120)
Repayments of capital lease obligations	—	—	(629)	—	—	(629)
Net cash provided by (used in) financing activities	(14,223)	(58,536)	(47,513)	(31,720)	152,582	590
Effect of exchange rate on cash	—	—	—	1,513	—	1,513
Net increase (decrease) in cash and cash equivalents	—	54,941	3,428	(47,669)	—	10,700
Cash and cash equivalents, beginning of period	—	694	—	76,519	—	77,213
Cash and cash equivalents, end of period	$—	$55,635	$3,428	$28,850	$—	$87,913

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

We continue our work on the Magnox contract. The Magnox contract has been extended and is scheduled to expire on September 30, 2014. As expected, the NDA published a notice advising of its intention to launch the contract rebid process that is expected to be completed in late 2013. We are competing for the rebid of the Magnox contract by teaming with one other partner.

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

On the Merger Date, each issued and outstanding share of common stock of the Company (other than shares of Company common stock held in the treasury of the Company or owned by Parent, affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who had validly exercised and perfected their appraisal rights under Delaware law), was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on May 24, 2013. The Company continues its operations as a privately-held company. The Company has filed with the Securities and Exchange Commission (the "SEC"), or has had filed on its behalf, a Form 15 and Form 25 to deregister the Company's common stock under Sections 12(b) and (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, which deregistration became effective 90 days after the filing of the applicable form. Further, the Company's reporting obligations under Section 15(d) of the Exchange Act on account of its common stock will be suspended effective January 1, 2014, at which time the Company will no longer file periodic reports with the SEC on account of its common stock, but will continue to have public reporting obligations with the SEC with respect to its 10.75% Senior Notes due 2018 as required by the indenture governing such Senior Notes.

We refer to the May 24, 2013 acquisition of EnergySolutions by Rockwell as the "Merger Transaction". The following events describe the transactions that occurred in connection with the Merger Transaction:

•
Parent and EnergySolutions purchased and retired all of the Company's outstanding common stock as of the Merger Date and paid approximately $383.9 million in cash to the Company's stockholders. Of the total amount paid, EnergySolutions directly purchased 1.8 million shares for $7.3 million from cash on hand. The 1.8 million shares were issued as a result of accelerated vesting of previously issued restricted stock awards due to change in control.

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

On October 11, 2013, we entered into Amendment No. 3 to the Credit Agreement (the "Third Loan Amendment"). The Third Loan Amendment extended the payment terms on our collective senior debt to 270 days after the Third Loan Amendment's effective date of October 15, 2013, and increased the applicable margin for our senior secured term loan by 0.50% until we reduce the aggregate outstanding amount of senior secured term loan under the amended Credit Agreement and our 10.75% Senior Notes due 2018 to $675.0 million or less. In the event that the outstanding principal amount of our collective senior debt exceeded $675.0 million at the end 180 days from the Third Loan Amendment's effective date, the applicable margin for our senior secured credit facility will be increased by an additional 0.25%. Upon the date that the aggregate outstanding amount of senior debt is $675.0 million or less, the applicable margin for our senior secured credit facility will be decreased by 0.50%, back to the interest rates prior to the effective date of the Third Loan Amendment. In connection with this Third Loan Amendment, we paid a consent fee to each lender equal to 0.25% of the sum of the outstanding term loan and revolving commitments of such lenders as of the effective date of the Third Loan Amendment, and we reimbursed the administrative agent for fees, charges and disbursements of counsel in connection with preparation of the Third Loan Amendment. We prepaid an additional $14.4 million of term loan debt on October 7, 2013 funded by ECP equity contributions to the Company, and we expect to fund the remaining mandatory debt prepayment balance of $65.0 million with our cash flows and a shortfall, if any, will be funded by equity contributions to the Company by ECP or its affiliates.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue:
Government Group	$43,458	$43,972	$131,141	$124,744
Global Commercial Group
Commercial Services	38,961	48,631	123,045	129,110
LP&D	53,104	62,407	153,051	155,768
International	256,951	289,147	922,483	917,848
Total revenue	392,474	444,157	1,329,720	1,327,470
Cost of revenue:
Government Group	(35,455)	(35,801)	(110,531)	(110,228)
Global Commercial Group
Commercial Services	(34,179)	(43,883)	(108,238)	(117,636)
LP&D	(34,134)	(40,890)	(101,857)	(118,282)
International	(252,221)	(277,426)	(878,792)	(867,584)
Total cost of revenue(1)	(355,989)	(398,000)	(1,199,418)	(1,213,730)
Gross profit:
Government Group	8,003	8,171	20,610	14,516
Global Commercial Group
Commercial Services	4,782	4,748	14,807	11,474
LP&D	18,970	21,517	51,194	37,486
International	4,730	11,721	43,691	50,264
Total gross profit	36,485	46,157	130,302	113,740
Selling, general and administrative expenses:
Segment SG&A	(14,480)	(13,952)	(47,575)	(41,087)
Corporate SG&A	(15,566)	(17,827)	(84,089)	(58,574)
Total segment selling, general and administrative expenses(1)	(30,046)	(31,779)	(131,664)	(99,661)
Equity in income of unconsolidated joint ventures(2)	3,800	4,286	4,378	7,422
Total income from operations	10,239	18,664	3,016	21,501
Interest expense	(20,478)	(17,636)	(57,921)	(52,822)
Other income (expense), net	2,273	12,368	(9,226)	46,093
Income (loss) before income taxes and noncontrolling interests	(7,966)	13,396	(64,131)	14,772
Income tax benefit (expense)	3,110	(3,347)	(6,155)	20
Net income (loss)	(4,856)	10,049	(70,286)	14,792
Less: Net income attributable to noncontrolling interests	1	3	1	35
Net income (loss) attributable to EnergySolutions	$(4,855)	$10,052	$(70,285)	$14,827
______________________________

(1)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the three month periods ended September 30, 2013, and 2012 were $12.2 million and $13.2 million, respectively. DA&A expenses included in cost of revenue for the nine month periods ended September 30, 2013, and 2012 were

$36.6 million and $39.9 million, respectively. DA&A expenses included in SG&A for the three month periods ended September 30, 2013, and 2012 were $5.3 million and $5.6 million, respectively. DA&A expenses included in SG&A for the nine month periods ended September 30, 2013, and 2012 were $15.8 million and $16.7 million, respectively.

(2)
For the three month period ended September 30, 2013, we recorded a $3.8 million of income from our unconsolidated joint ventures of which $0.4 million loss is attributable to our LP&D operations and $4.2 million of income is attributable to the Government Group. For the three month period ended September 30, 2012, we recorded $4.286 million of income from our unconsolidated joint ventures of which $0.1 million loss is attributable to LP&D operations and $4.4 million of income is attributable to the Government Group. For the nine month period ended September 30, 2013, we recorded a $4.4 million of income from our unconsolidated joint ventures of which $1.3 million loss is attributable to our LP&D operations and $5.7 million of income is attributable to the Government Group. For the nine month period ended September 30, 2012, we recorded $7.422 million of income from our unconsolidated joint ventures of which $0.1 million loss is attributable to LP&D operations and $7.5 million of income is attributable to the Government Group.

Three Month Period Ended September 30, 2013 Compared to the Three Month Period Ended September 30, 2012

Government Group

Revenue from our Government Group decreased $0.5 million to $43.5 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to the overall reduction on federal government spending, lower reimbursable costs due to labor reductions and funding delays on existing contracts. As a result, gross profit decreased $0.2 million and gross margin decreased to 18.4% for the three month period ended September 30, 2013 and from 18.6% for the three month period ended September 30, 2012. The federal government's budget sequestration is expected to continue through the end of fiscal year 2021. We believe the reductions in government spending will continue to negatively impact the financial results of our Government Group.

Revenue and cost of revenue from our operations in the Southwest region increased $4.0 million and $3.6 million, respectively, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 due primarily to increased activity on our waste characterization and disposal project at the DOE's Los Alamos National Laboratory site in New Mexico, and increased supporting remediation activities at the Oronogo mine site in Missouri. Gross profit increased $0.4 million for the three month period ended September 30, 2013 compared to the same period in 2012, due primarily to additional out of scope work performed on certain other contracts.

Revenue and cost of revenue related to engineering and technology projects decreased $2.3 million and $2.4 million, respectively, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 due primarily to decreased technical testing and design supporting activities to the DOE Hanford Site. In addition, certain capital projects that were scheduled to have started in 2013 were put on hold or delayed due to funding limitations resulting from the government sequestration. Gross profit increased $0.1 million for the three month period ended September 30, 2013 compared to the same period in 2012 due primarily to cost savings resulting from reductions in workforce.

Revenue and cost of revenue related to our subsidiary EnergySolutions Performance Strategies decreased $1.0 million and $0.5 million, respectively, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 due primarily to reductions in workforce and decreased nuclear safety and quality control activities on two large DOE projects. As a result, gross profit decreased $0.5 million for the three month period ended September 30, 2013 compared to the same period in 2012.

Global Commercial Group

Commercial Services

Revenue from our Commercial Services decreased $9.7 million to $39.0 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to delays in fabrication activities at the Zion Station project and completion of two major commercial utility projects during the last quarter 2012 while no contracts of this magnitude have been signed during 2013. Gross profit increased $0.1 million for the three month period ended September 30, 2013 compared to the same period in 2012, due primarily to decreased costs on certain fixed priced contracts completed during 2012.

Revenue and cost of revenue related to the decommissioning of the Zion Station project decreased $3.9 million and $3.8 million, respectively, for the three month period ended September 30, 2013, compared to the three month period ended

September 30, 2012, due primarily to delays in fabrication of transportable storage canisters pending approval from the National Regulatory Commission for various aspects of the independent spent fuel storage installations due in part to the government shutdown. As a result, gross profit decreased $0.1 million for the three month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to commercial project and technology services delivery decreased $5.4 million and $5.2 million, respectively, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 due primarily to the completion of two major decommissioning projects related to the disposal of a reactor vessel and a steam turbine earlier this year. As a result, gross profit decreased $0.2 million for the three month period ended September 30, 2013 compared to the same period in 2012.

Revenue related to our commercial products increased $0.3 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 due to increased demand for liquid waste processing systems and spent fuel services during 2013. Cost of revenue decreased $0.1 million for the three month period ended September 30, 2013 compared to the same period in 2012 due primarily from the realization of cost savings initiatives. As a result, gross profit increased $0.4 million for the three month period ended September 30, 2013 compared to the same period in 2012.

LP&D

Revenue from our LP&D operations decreased $9.3 million to $53.1 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to lower waste disposal volumes from government contracts at our Clive, Utah facility, lower receipts of waste materials from utility companies at our Bear Creek, Tennessee facilities; decreased demand of fuel pool inserts at our Manufacturing Sciences Corporation subsidiary and timing differences on recognition of fees on certain large waste processing contracts. Gross profit decreased $2.5 million while gross margin increased to 35.7% for the three month period ended September 30, 2013 from 34.5% for the three month period ended September 30, 2012 due primarily to cost savings initiatives, which commenced during the second half of 2012.

Revenue related to our disposal facilities decreased $1.7 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to lower volumes of waste receipts on DOE projects during 2013 resulting from the government spending cuts. Cost of revenue decreased $2.9 million for the three month period ended September 30, 2013 compared to the same period in 2012 due primarily from lower revenues as well as the realization of cost savings initiatives and a reduction in workforce. As a result, gross profit increased $1.2 million for the three month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our processing facilities decreased $6.6 million and $2.6 million, respectively, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to a completion of a major order of fuel pool inserts during the third quarter of 2012, the overall decrease in receipts of waste materials from utility companies during 2013 and the realization of cost savings initiatives. As a result, gross profit decreased $4.0 million for the three month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our logistics operations decreased $1.8 million and $1.7 million, respectively, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to decreased shipping activity on major DOE contracts. As a result, gross profit decreased $0.1 million for the three month period ended September 30, 2013 compared to the same period in 2012.

International

Revenue from our International operations decreased $32.2 million to $257.0 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to the completion of a major delivery of media filters, containers and water treatment systems during 2012 and decreased commissioning activities on the China contracts during 2013 as we move into the final equipment testing phase. Gross profit decreased $7.0 million and gross margin decreased to 1.4% for the three month period ended September 30, 2013 from 2.6% for the three month period ended September 30, 2012 due primarily to timing in recognition of fees on certain milestone type contracts.

Revenue from our operations in the U.K. increased $2.2 million to $252.4 million for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to additional contract incentive fees recognized during the third quarter of 2013 associated with the completion of the 2012/2013 contract year and higher cost efficiency fees resulting from the exceptional performance of the Wylfa nuclear power station. Cost of revenue increased $3.1 million primarily due to increased costs in waste processing and managing activities on other contracts in Europe. Gross profit decreased $0.9 million and gross margin decreased to 1.6% for the three month period ended September 30, 2013 from 2.0% for the three month period ended September 30, 2012.

Revenue and cost of revenue were also impacted by a decrease in the quarterly average pound sterling exchange rates period over period from 1.5798 for the three month period ended September 30, 2012 to 1.5500 for the three month period ended September 30, 2013.

Revenue and cost of revenue from our operations in Asia decreased $34.6 million and $27.4 million, respectively, for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012, due primarily to completion of a major delivery of media filters, containers and water treatment systems during 2012. In addition, our reactor commissioning activities at the Yangjiang and Haiyang nuclear power plants in China are winding down and moving into the final equipment testing phase. As a result, gross profit decreased $7.2 million for the three month period ended September 30, 2013 compared to the same period in 2012.

Segment selling, general and administrative expenses

Segment SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Segment SG&A expenses increased $0.5 million, or 3.8%, to $14.5 million for the three month period ended September 30, 2013 compared to $14.0 million for the three month period ended September 30, 2012, due primarily to increased bidding and proposal expenses. Segment SG&A expenses, as a percentage of revenue, increased 0.1% for the three month period ended September 30, 2013 compared to the same period in 2012.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses decreased $2.3 million, or 12.7% to $15.6 million, for the three month period ended September 30, 2013, from $17.8 million for the three month period ended September 30, 2012 due primarily to a decrease in equity-based and performance compensation expense. Corporate SG&A expenses, as a percentage of revenue, decreased 0.6% for the three month period ended September 30, 2013 compared to the same period in 2012.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $0.5 million for the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012, due to increased losses from our proportional share of income from our SempraSafe LLC joint venture.

Interest expense

Interest expense increased $2.8 million to $20.5 million for the three month period ended September 30, 2013 from $17.6 million for the three month period ended September 30, 2012, due primarily to acceleration of amortization of deferred financing fees and bond premiums incurred in connection with the issuance of our debt. The acceleration resulted from $56.0 million of debt principal prepayments made during the three month period ended September 30, 2013. In addition, the variable interest rate on the term loan increased 0.5% upon completion of the Merger on May 24, 2013 and pursuant to Amendment 2 to the Credit Agreement and Consent and Waiver (the "Second Loan Amendment"). The variable interest rate on our term loan was 6.75% and 6.25%, for the three month periods ended September 30, 2013 and 2012, respectively, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income (expense), net

Other income (expense), net, decreased $10.1 million to $2.3 million income for the three month period ended September 30, 2013 from $12.4 million income for the three month period ended September 30, 2012, due primarily to increased unrealized losses from investments in the nuclear decommissioning trust ("NDT") fund and decreased interest and dividend income received from investments held at the NDT fund due primarily to a reduction in the NDT fund balance resulting from withdrawals to cover D&D expenses related to the Zion Station project. The increase in unrealized losses resulted from increases in fixed income yields across most classes of securities that decreased market values and, in the case of NDT fund investments, unrealized capital gains for the three month period ended September 30, 2013. These decreases were offset by a reduction in other expenses related to a $2.4 million donation of an engineering research facility to the Washington State University and a $5.0 million reserve for settlements on certain legal matters recorded during the third quarter of 2012.

Income taxes

We recognized an income tax benefit of $3.1 million for the three month period ended September 30, 2013 compared to income tax expense of $3.3 million for the three month period ended September 30, 2012, for quarterly effective rates of 39.0% and 25.0%, respectively, based on an estimated annual effective tax rate method.

The 2013 effective tax rate differs from the statutory rate of 35% primarily as a result of the small amount of tax expense on U.K. and Zion NDT fund income relative to consolidated pretax book losses which include large losses in the U.S. and the U.K. for which no benefit is recorded due to their full valuation allowance positions. The year-to-date effective rate was also impacted by lower statutory tax rates for foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, and a benefit recorded for the effect of a statutory rate reduction in the U.K. enacted during the quarter.

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

Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012

Government Group

Revenue from our Government Group increased $6.4 million to $131.1 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to increased waste management and disposition activities on certain government projects and increased technical testing and design activities on our large scale mixing projects. These increases were largely offset by the completion of major DOE projects in 2012 and the overall reduction of federal spending throughout the year. Gross profit increased $5.5 million and gross margin increased to 15.7% for the nine month period ended September 30, 2013 from 11.9% for the nine month period ended September 30, 2012 due primarily to a fee adjustment recorded in March 2012 related to our Salt Waste project. The federal government's budget sequestration is expected to continue through the end of fiscal year 2021. We believe the reductions in government spending and delays in award of new contracts will continue to negatively impact the financial results of our Government Group.

Revenue and cost of revenue from our operations in the Southwest region increased $12.8 million and $10.4 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 due primarily to increased waste characterization, storage and management services at the DOE's Los Alamos National Laboratory site in New Mexico, and increased supporting remediation activities at the Oronogo mine site in Missouri. As a result, gross profit increased $2.4 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue from our operations supporting the construction of the Salt Waste Processing facility in Savannah River, South Carolina increased $5.6 million while cost of revenue decreased $0.3 million, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to a $6.4 million fee adjustment recorded in 2012 resulting from costs to complete the contract exceeding the original total budgeted costs by the prime contractor. As a result, gross profit increased $5.9 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to our engineering and technology projects increased $1.6 million and $0.8 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 due primarily to increased technical testing activities and design supporting activities related to the clean up and decontamination of the reactors located at the DOE Hanford Site in Washington State. As a result, gross profit increased $0.8 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our operations to clean up the DOE Atlas mill tailings site near Moab, Utah, decreased $10.0 million and $9.0 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to completion of the project in April 2012. As a result, gross profit decreased $1.0 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our liquids and gases staff augmentation project in Oak Ridge, Tennessee, decreased $3.0 million and $2.4 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to completion of the project during the second quarter of 2012. As a result, gross profit decreased $0.6 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Global Commercial Group

Commercial Services

Revenue from our Commercial Services operations decreased $6.1 million to $123.0 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to decreased independent spent fuel fabrication activities at the Zion Station project and completion of two major commercial utility projects during 2012. Gross profit increased $3.3 million and gross margin increased to 12.0% for the nine month period ended September 30, 2013 from 8.9% for the nine month period ended September 30, 2012 due primarily to decreased costs on certain fixed price contracts completed during 2012.

Revenue and cost of revenue related to the decommissioning of the Zion Station project increased $8.5 million and $3.2 million, respectively, for the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012, due primarily to increased activities related to the independent spent fuel storage installation and to a decrease in accretion costs when compared to 2012. As a result, gross profit increased $5.3 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to our commercial project and technology services delivery decreased $9.3 million and $8.9 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 due primarily to the completion of two major decommissioning projects related to the disposal of a reactor vessel and a steam turbine earlier this year. As a result, gross profit decreased $0.4 million for the nine month period ended September 30, 2013 compared to the same period in 2012, due primarily to cost overruns and schedule delays associated with the completion of these contracts.

Revenue and cost of revenue related to our commercial products decreased $2.4 million and $1.4 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 due primarily to timing on delivery of liquid waste processing systems and decreases in labor costs resulting from cost savings initiatives implemented during the second half of 2012. As a result, gross profit decreased $1.0 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

LP&D

Revenue from our LP&D operations decreased $2.7 million to $153.0 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to lower waste disposal volumes from government contracts at our Clive, Utah facility, decreased demand of fuel pool inserts at our Manufacturing Sciences Corporation subsidiary and decreased fees recognized on certain large waste processing contracts. However, gross profit increased $13.7 million and gross margin increased to 33.5% for the nine month period ended September 30, 2013 from 24.1% for the nine month period ended September 30, 2012 due primarily to cost savings initiatives, which commenced during the second half of 2012.

Revenue related to our disposal facilities decreased $0.5 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to lower volumes of waste received from government contracts at our Clive, Utah facility. In contrast, cost of revenue decreased $9.6 million for the nine month period ended September 30, 2013 as a result of the cost savings initiatives which included reductions in workforce and the optimization of processes. As a result, gross profit increased $9.1 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our logistics operations decreased $4.0 million and $2.4 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to decreased shipping activity on major DOE contracts. As a result, gross profit decreased $1.6 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue from our processing facilities increased $1.0 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to increased metal melting and incineration activities, offset by decreased revenue due to completion of a major order of fuel pool inserts during the third quarter of 2012. However, cost of revenue decreased $4.6 million for the nine month period ended September 30, 2013 due primarily from the realization of cost savings initiatives. As a result, gross profit increased $5.6 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

International

Revenue from our International operations increased $4.6 million to $922.5 million for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to a timing difference in recognition of fees related to our operations at the Magnox sites in the U.K. offset by decreased commissioning activities on the China contracts during 2013 as we move into the final equipment testing phase. Gross profit decreased $6.6 million while gross margin decreased to 3.3% for the nine month period ended September 30, 2013 from 3.8% for the nine month period ended September 30, 2012 due primarily to timing in recognition of fees on certain milestone type contracts.

Revenue and cost of revenue related to our operations in the U.K. increased $37.0 million and $37.7 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to timing difference in recognition of fees related to our operations at the Magnox sites. All costs are reimbursable from the NDA under the terms of the Magnox contracts. As a result, gross profit decreased $0.7 million for the nine month period ended September 30, 2013 compared to the same period in 2012. In addition, results from our operations in the U.K. were negatively impacted as a result of the overall decrease in pound sterling average exchange rates for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our operations in Asia decreased $34.4 million and $26.6 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due primarily to completion of a major delivery of media filters, containers and water treatment systems on the Fukushima contract during 2012. In addition, our reactor commissioning activities at the Yangjiang and Haiyang nuclear power plants in China are winding down and moving into the final equipment testing phase. As a result, gross profit decreased $7.8 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our waste processing and storage operations in Canada increased $2.1 million and $0.2 million, respectively, for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, due to increased volumes of waste and higher demand for waste storage services. As a result, gross profit increased $1.9 million for the nine month period ended September 30, 2013 compared to the same period in 2012.

Segment selling, general and administrative expenses

Segment SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Segment SG&A expenses increased $6.5 million, or 15.8%, to $47.6 million for the nine month period ended September 30, 2013 compared to $41.1 million for the nine month period ended September 30, 2012, due primarily to higher bidding and proposal costs and increased employee compensation expense resulting from the acceleration in vesting of equity-based awards due to the Merger. Segment SG&A expenses, as a percentage of revenue, increased 0.5% for the nine month period ended September 30, 2013 compared to the same period in 2012.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $25.5 million, to $84.1 million, for the nine month period ended September 30, 2013, from $58.6 million for the nine month period ended September 30, 2012 due primarily to recognition of expenses related to the Merger Transaction such as employee incentives, professional fees, consulting fees and equity-based and performance compensation. These increases were partially offset by a decrease in restructuring charges associated with the change in management that occurred during the second quarter of 2012.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $3.0 million for the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012, due primarily to a $1.8 million decrease from our proportional share of income coming from our Washington River Protection Solutions LLC joint venture at the Hanford site and a $1.0 million increase in losses recorded in connection with our SempraSafe LLC joint venture.

Interest expense

Interest expense increased $5.1 million to $57.9 million for the nine month period ended September 30, 2013 from $52.8 million for the nine month period ended September 30, 2012, due primarily to acceleration of amortization of deferred financing fees and bond premiums incurred in connection with the issuance of our debt. The acceleration resulted from $72.6 million debt principal prepayments made during the nine month period ended September 30, 2013. In addition, the variable interest rate on the term loan increased 0.5% upon completion of the Merger on May 24, 2013 pursuant to the Second Loan Amendment. The variable interest rate on our term loan was 6.75% and 6.25%, for the nine month periods ended September 30, 2013 and 2012, respectively, while our senior notes bear interest at a fixed annual rate of 10.75%.

For the nine month period ended September 30, 2013, we also made interest payments totaling $61.2 million of which $32.3 million relates to the semi-annual payment of interest on the senior notes and $28.9 million relates to interest on the term loan, related senior secured revolving facility and other fronting fees.

Other income (expense), net

Other income (expense), net, decreased $55.3 million to $9.2 million expense for the nine month period ended September 30, 2013 from $46.1 million income for the nine month period ended September 30, 2012, due primarily to a significant increase in unrealized losses from investments in the NDT fund during 2013. The unrealized losses resulted from increases in fixed income yields across most classes of securities that decreased market values and, in the case of the NDT fund, unrealized capital gains. Interest and dividend income received from investments held at the NDT fund also decreased due primarily to a reduction in the NDT fund balance resulting from withdrawals to cover D&D expenses related to the Zion Station project. For the nine month period ended September 30, 2013, we also recorded $7.0 million of lead arranger banker fees associated with the modification of our senior secured credit facility and the successful completion of the Merger.

Income taxes

We recognized income tax expense of $6.2 million and an income tax benefit of $20,000 for the nine month periods ended September 30, 2013 and 2012, respectively, for year-to-date effective rates of negative 9.6% and 0.1% respectively, based on an estimated annual effective tax rate method. The income tax expense arises from income for certain entities in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other entities in the U.K. are available to offset tax expense due to their respective full valuation allowance positions.

The 2013 effective tax rate differs from the statutory rate of 35% primarily as a result of the small amount of tax expense on U.K. and Zion NDT fund income relative to consolidated pretax book losses which include large losses in the U.S. and the U.K. for which no benefit is recorded due to their full valuation allowance positions. The year-to-date effective rate was also impacted by lower statutory tax rates for foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, and a benefit recorded for the effect of a statutory rate reduction in the U.K. enacted during the quarter.

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

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity consisted of $54.2 million in existing cash and cash equivalents, of which $38.1 million was held in foreign jurisdictions, and $39.7 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $65.3 million of outstanding letters of credit issued against it. Due to U.S. tax laws and foreign regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is limited. We also had $258.3 million in accounts receivable and $87.5 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. We review the collectability of these balances on a regular basis and determine if allowances for doubtful accounts are needed. As of September 30, 2013 our allowance for doubtful accounts represented 0.7% of the combined total of these accounts. We also monitor our Days Sales Outstanding ("DSO") periodically and use it as a metric of performance of our credit and collection function. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash. We calculate DSO by dividing the average accounts receivable for the applicable period into the amount of revenue recognized during the year and multiplying the result of that calculation by the number of days in that period. Our average DSO decreased to 53 days as of September 30, 2013 from 57 days as of December 31, 2012.

We believe we have sufficient resources to fund our operating and capital expenditure requirements, to pay our income taxes and to service our debt for at least the next twelve months.

Cash Flows

Our cash and cash equivalents for the nine month period ended September 30, 2013 were sufficient to cover our operating expenses. We are actively engaged in managing our working capital to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business. Our primary use of cash was to fund our working capital and capital expenditures, to service our debt and to pay taxes.

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

Cash used by operating activities was $10.9 million for the nine month period ended September 30, 2013 compared to cash provided by operating activities of $15.8 million for the nine month periods ended September 30, 2012. The decrease year over year resulted primarily from the payment of significant Merger related transaction costs which reduced our net income and lower cash distributions received from our non consolidated joint ventures during 2013. Operating cash inflows for the nine month period ended September 30, 2013 were provided primarily from a reduction in costs and estimated earnings in excess of billings due to achievement of milestones on certain large contracts. In addition, we received a large income tax refund from the U.S. Treasury related to our 2010 tax filings with the IRS.

Investing Activities

We used $6.5 million of cash in investing activities for the nine month period ended September 30, 2013 compared to $7.2 million for the nine month periods ended September 30, 2012. The decrease year over year resulted primarily from lower capital expenditures and lower investment fees paid in connection with the management of the NDT fund due to decreases in the NDT fund balance as work is completed at the Zion Station project. For the nine month period ended September 30, 2013 we invested cash primarily in capital expenditures. Investments in capital expenditures included purchases of transportation equipment to support our disposal and logistics operations and storage equipment to support waste disposal activities. Cash was also used to pay for investment fees associated with the management of the NDT fund. We actively invest in securities to provide our target returns on the NDT fund assets to satisfy current and future decommissioning costs associated with the Zion

Station ARO. Investment income and realized earnings on the NDT fund are a source of working capital for the decommissioning work we perform at the Zion Station.

Financing Activities

We used $63.1 million of cash in financing activities for the nine month period ended September 30, 2013 compared to $0.6 million for the nine month periods ended September 30, 2012. The increase resulted primarily from uses of cash to prepay $72.6 million of term loan debt, repurchase treasury common stock vested as a result of the merger transaction and to pay debt financing fees paid to the lenders in connection with amendments made to our senior secured credit facility. During the third quarter of 2013, we also released $21.0 million from our restricted cash account used as collateral for deposit letter of credit obligations.

As of September 30, 2013 and December 31, 2012, approximately $289.5 million and $310.6 million, respectively, of the borrowings under the senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit. During the third quarter of 2013, we were able to reduce the deposit letter of credit specified amount by approximately $21.0 million and the proceeds were immediately applied as a prepayment of our term loan as required by our senior secured credit facility. From time to time, we are allowed to permanently reduce the deposit letter of credit specified amount provided that our exposure with respect to the deposit letter of credit obligations is less than the balance in the restricted cash account. Increases in our bonding capacity could allow us to further reduce the deposit letter of credit specified amount, however the issuance of a bond is at the surety’s sole discretion and may not always be available to us on reasonable terms.

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

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the nine month periods ended September 30, 2013 and 2012, most major foreign currencies strengthened against the U.S. dollar. As a result, the Company had unrealized translation gains of $0.5 million and $1.5 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the Company’s exposure to realized exchange gains and losses is generally mitigated.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $65.3 million was used to fund letters of credit issued as of September 30, 2013. Borrowings of $289.5 million and $310.6 million, respectively, were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit for each of the periods ended September 30, 2013 and December 31, 2012.

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Second Loan Amendment"). The Second Loan Amendment became effective on May 24, 2013 upon the consummation of the

Merger. Pursuant to the Second Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loan is refinanced prior to the date that is one year following the execution date of the Second Loan Amendment. We incurred $6.1 million of debt financing fees in connection with the Second Loan Amendment all of which were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of September 30, 2013. Parent contributed $3.1 million to fund the payment of these financing fees. For the nine month period ended September 30, 2013, we also incurred $7.0 million of lead arranger banker fees with respect to the Second Loan Amendment, all of which were included in other income (expense), net, within the condensed consolidated statement of operations and comprehensive income (loss). Parent contributed $4.3 million to fund the payment of these lead arranger banker fees.

Borrowings under the senior secured credit facility bear interest at a rate equal to: (a) Adjusted LIBOR plus 5.00% (subject to a LIBOR floor of 1.75%), or ABR plus 4.00% in the case of the senior secured term loan; (b) Adjusted LIBOR plus 4.50% (subject to a LIBOR floor of 1.75%), or ABR plus 3.50% in the case of the senior secured revolving credit facility, and (c) a per annum fee equal to the spread over Adjusted LIBOR under the senior secured revolving credit facility, along with a fronting fee and issuance and administration fees in the case of revolving letters of credit. On May 24, 2013, upon the closing of the Merger and pursuant to the Second Loan Amendment, the interest rate on our senior secured term loan was increased by 0.5%.

The senior secured term loan amortizes in equal quarterly installments payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured term loan with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional and mandatory prepayments made on the senior secured term loan during the forth quarter of the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of term loan debt resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC. Each optional and mandatory prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loan on a pro rata basis. During the nine month period ended September 30, 2013, we made principal debt payments totaling $72.6 million, and as such all mandatory quarterly term loan prepayment requirements have been satisfied.

Upon completion of the Merger Transaction and pursuant to the Second Loan Amendment we were required to reduce our debt with respect to our senior secured term loan and our 10.75% Senior Notes due 2018, to $675.0 million or less by October 21, 2013, which repayment deadline was extended to July 15, 2014, pursuant to the Third Loan Amendment as more fully described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview" of this report. As of September 30, 2013, the aggregate outstanding principal amount of our senior debt was $754.4 million. As such, as of September 30, 2013, we had a mandatory principal repayment of $79.4 million.

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending September 30, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended September 30, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of September 30, 2013, our total leverage and cash interest coverage ratios were 3.37 and 2.17, respectively. Pursuant to the Second Loan Amendment, the definition of change of control and reporting requirements under the senior secured credit facility were amended.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the nine month period ended September 30, 2013 were $10.2 million. As of September 30, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $471.1 million as of September 30, 2013, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

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

Off Balance Sheet Arrangements

As of September 30, 2013, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of September 30, 2013, we had an outstanding variable rate term loan of $454.4 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash.  We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of September 30, 2013, which is 64.5% of our outstanding debt, net of $289.5 million in restricted cash collateralizing deposit letters of credit.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of September 30, 2013, we had $286.5 million in deposit letters of credit issued against cash collateral from our senior secured term loan and $65.3 million of letters of credit issued against our revolving credit facility. As of September 30, 2013, we had $60.5 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, surety bonds and insurance policies. As of September 30, 2013 the closure and post-closure requirements for our facilities were $147.6 million.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of September 30, 2013, based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our 2012 Annual Report and Part II, Item 1. "Legal Proceedings" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Pennington et al. v. ZionSolutions, LLC, et al.

As previously disclosed, on September 13, 2011, the defendants in the matter titled Pennington et al. v. ZionSolutions, LLC, et al. filed a motion to dismiss the plaintiffs' claims. On July 29, 2013, the U.S. District Court for the Northern District of Illinois, Eastern Division dismissed the entire lawsuit. The plaintiffs have appealed to the United States Court of Appeals for the Seventh Circuit.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed under Part I, Item 1A. "Risk Factors" in our 2012 Annual Report.
Reductions in government funding could harm our businesses.
If Congress does not pass annual appropriations bills in a timely fashion, it may delay spending on new government contracts or cease providing funding for current contracts. During October 2013, the federal government was partially shut-down as a result of Congress’ failure to pass an appropriations bill funding the federal government. The 16 day shut-down ended on October 16, 2013 after Congress passed an agreement to fund the federal government through January 15, 2014 and lift the federal debt limit through Feb. 7, 2014. The failure of Congress to pass an appropriations bill to fund the federal government after January 15, 2014 or raise the federal debt limit by February 7, 2014 could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any reduction in the level of government funding, particularly at the DOE, may result in, among other things, a reduction in the cleanup and waste handling projects put out for bid by the government or the curtailment of existing government waste disposal programs, either of which may result in a reduction in the number of contract award opportunities available to us, a reduction of waste shipment and disposal activities from DOE sites and an increase in our costs of obtaining a contract award or providing services under the contract.
Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1
Amendment No. 3 to Credit Agreement, dated as of October 11, 2013, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2013.

ENERGYSOLUTIONS, INC.

By:	/s/ GREGORY S. WOOD
Gregory S. Wood
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1
Amendment No. 3 to Credit Agreement, dated as of October 11, 2013, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

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