Form 10-K
period 2013-12-31
EnergySolutions, Inc.
filed 2014-03-31
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (801) 649-2000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of March 31, 2014, there were 100 shares of the registrant’s common stock outstanding all of which were owned by Rockwell Holdco, Inc. the registrant’s parent holding company. The registrant’s common stock is not publicly traded.

ENERGYSOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

GLOSSARY OF DEFINED TERMS

The following defined terms are used throughout this Annual Report on Form 10-K.

ABR	Alternate Base Rate
AEA	Atomic Energy Act of 1954, as amended
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act
ASX	Autosampling Pneumatic Transfer System
BNGA	BNG America, LLC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CSR	Comprehensive Spending Review
D&D	Decontamination and Decommissioning
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
ECP	Energy Capital Partners
EPA	U.S. Environmental Protection Agency
ETTP	East Tennessee Technology Park
ERA	Energy Reorganization Act of 1974
ESEU	EnergySolutions EU Limited
ESPS	EnergySolutions Performance Strategies
HBPP	Humboldt Bay Power Plant
HSWA	Hazardous and Solid Waste Amendments of 1984
ISFSI	Independent Spent Fuel Storage Installations
LANL	Los Alamos National Laboratory
LIBOR	London Interbank Offer Rate
LLRW	Low-Level Radioactive Waste
LP&D	Logistics, Processing and Disposal
M&O	Management and Operation
MLLW	Mixed Low-Level Waste
MODP	Magnox Optimized Decommissioning Program
NDA	U.K. Nuclear Decommissioning Authority
NDT	Nuclear Decommissioning Trust
NORM	Naturally Occurring Radioactive Material
NNPP	Navy Nuclear Propulsion Program
NNS	Newport News Shipbuilding
NSSF	Nuclear Support Services Facility
NRC	Nuclear Regulatory Commission
NWPA	Nuclear Waste Policy Act of 1982
NYSE	New York Stock Exchange
ONR	Office of Nuclear Regulation
ORNL	Oak Ridge National Laboratory
OSHA	Occupational Safety and Health Administration
OSSC	On-site Shield and Storage Containers
RCRA	Resource Conservation and Recovery Act of 1976
REA	Request for Equitable Adjustment
RFP	Request for Proposal
RSA 1993	Radioactive Substances Act 1993
SAFSTOR	Safe Storage (nuclear plant in retirement)
SEC	U.S. Securities and Exchange Commission
SEPA	Scottish Environment Protection Agency

SGLA	Steam Generator Lower Assemblies
SONGS	San Onofre Nuclear Generation Station
SRS	Savannah River Site
TDEC	Tennessee Department of Environment and Conservation
TEPCO	Tokyo Electric Power Company
THOR	Thermal Organic Reduction
TSCA	Toxic Substances Control Act
WCS	Waste Control Specialists LLC
WRPS	Washington River Protection Solutions LLC
Y-12	Y-12 National Security Complex

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
We operate strategic facilities designed for the safe processing and disposal of radioactive materials, including a facility in Clive, Utah, four facilities in Tennessee, two facilities in Barnwell, South Carolina and one facility in Brampton, Ontario Canada. According to the U.S. Government Accountability Office, our facility in Clive, Utah is the largest privately owned Class A LLRW disposal site in the U.S. and currently handles over 95% of all commercial Class A LLRW disposal volume in the country. We estimate that Class A LLRW accounts for more than 90% of the volume but less than 1% of the radioactivity of all radioactive by-products. We also manage ten sites in the U.K. with 22 reactors for the NDA, of which 1 is currently operating and producing electricity and 21 are in various stages of decommissioning. We have a comprehensive portfolio of nuclear processing technology and know-how, supported by approximately 167 patents that we own or are licensed to use. As of December 31, 2013, we had more than 4,950 employees, including more than 810 scientists and engineers and 280 radiation and safety professionals. Approximately 2,600 of our employees are located at the ten sites we manage in the U.K. We also manage approximately 200 employees at various DOE sites. We have also received multiple awards for our safety record.
Our Segments
EnergySolutions is a solution-oriented company that helps its customers solve the complex challenges posed by the management and use of hazardous and nuclear materials. We provide a broad range of nuclear services to government and commercial customers through four major operating groups: Projects; Products; Logistics, Processing and Disposal ("LP&D") and International. When a project involves the provision of specialized on-site nuclear services as well as processing and disposal services and depending on the type of customer, our Projects and Products groups coordinate with our LP&D group to provide those specialized services. We actively seek to minimize contract risk across the groups and, in 2013, approximately 92% of our revenue was derived from cost-reimbursable or unit-rate contracts.

Projects Group
Our Projects Group provides a wide range of services in the following markets:
Government
We derive revenue from U.S. government customers for the management and operation ("M&O") of DOE facilities and the clean-up of sites and facilities under the federal government's control that are contaminated by hazardous or radioactive materials. The services we provide to our government customers include the on-site characterization, processing, sorting, segregation, packaging, transportation, management and disposal of classified and unclassified solid and liquid transuranic, LLRW, MLLW and other special wastes. Our licensed technologies are used for the processing of high-level radioactive waste, and as a result, we participate as part of consortia that manage the nation's high-level radioactive waste inventories at a number of government sites. Our government projects are divided into four regional organizations (Northwest, Eastern, Southeast and Southwest) and three national organizations (Navy Decommissioning Programs, Engineered Systems and Technology Projects and Management Consulting).
Our government projects include the development of processes, engineering, fabrication and operation of facilities to reduce the hazards posed by high-level radioactive waste pending final disposition in a national geological repository. In addition, we derive revenue from the provision of D&D, processing and disposal services to the DOD, including the environmental restoration of contaminated federal sites, the decontamination of classified equipment, and the decontamination and recycling of materials for re-use in nuclear applications. We also manage site operations of federal facilities as part of a number of our contracts.
Our government projects involve providing customized waste management solutions, D&D of high hazard nuclear facilities, environmental remediation of federal sites contaminated by hazardous and radiological waste, and the deployment of our engineering and technology-based expertise to meet these kinds of challenges throughout the federal government. Our primary emphasis to date has been for the clean-up of sites at major DOE facilities, such as the Hanford site in Richland, Washington; Oak Ridge National Laboratory in Oak Ridge, Tennessee; Savannah River Site near Aiken, South Carolina; Idaho National Lab in Idaho Falls, Idaho and Los Alamos National Laboratory in Los Alamos, New Mexico. Our contract role for government customers is either under Tier 1 or Tier 2 subcontract arrangements. Under a Tier 1 contract, we typically provide services as an integrated member of a prime contract team either as a joint venture owner or as an integrated team subcontractor. Where we act as part of a Tier 1 team under a prime contract with the DOE, our employees often work alongside with and manage dedicated employees at the site who are employed by the Tier 1 contractor for the duration of the prime contract and who are covered by local benefit packages. Under a Tier 2 subcontract arrangement, we provide services to Tier 1 contractors on a subcontracted basis.
Our government customers have in the past and may in the future account for a significant portion of our revenue. We assumed voting control over two joint ventures at the request of the DOE during 2007 and 2008, respectively. Consolidation of these joint ventures added $38.9 million to our Government projects revenue in 2011. In March 2011, we completed construction activities at one of our consolidated joint ventures and in December 2011 we acquired 100% ownership of the other one. While in the past our primary focus was on the DOE, we began to target additional government markets that have work scopes that align with our core competencies.
Our government projects are highly customized to our customers' specific needs and the technical challenges posed at those customers' sites. The following are examples of our Government projects in recent years:
Hanford Site Operations — The 586-square mile Hanford site was a former plutonium production complex with nine nuclear reactors and associated processing facilities located along the Columbia River in southeastern Washington. In 1989, the DOE, the U.S. Environmental Protection Agency ("EPA"), and the Washington State Department of Ecology signed the Tri-Party Agreement, which established milestones for the clean-up of the Hanford site. Currently, the DOE is shifting a portion of the use of the site from inactive storage to waste characterization, treatment, storage and disposal operations. Massive plants are being designed and built either to vitrify the waste at the Hanford site or to contain it in blocks of concrete grout. About 300 contaminated buildings are slated for clean up, and a radioactive waste packaging program is expected to continue until the Hanford site clean-up is complete.
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
Oak Ridge Operations — The DOE has three separate and distinctive operations within the city of Oak Ridge, Tennessee. These are the Y-12 National Security Complex ("Y-12"), the East Tennessee Technology Park ("ETTP"), and the Oak Ridge National Laboratory ("ORNL"). ORNL, one of the DOE's largest science and energy laboratories, was established in 1943 as a part of the Manhattan Project, and has been managed since April 2000 by a partnership of the University of Tennessee and Battelle Memorial Institute.
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
Savannah River Site Operations — Established in 1950 by the Atomic Energy Commission, the DOE's Savannah River Site ("SRS") is a 310-square mile facility near Aiken, South Carolina. The site was constructed during the early 1950s to produce materials, primarily tritium and plutonium-239, used in the fabrication of nuclear weapons in support of certain U.S. defense programs. Due to changes in the national security strategy of the U.S., many SRS facilities are no longer needed to produce or process nuclear materials. The DOE has identified approximately 300 structures as surplus and requiring clean-up, ranging in size and complexity from large nuclear reactors to scores of small storage buildings.
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
Idaho National Laboratory — Established in the late 1950s, the Idaho National Laboratory occupies approximately 700 square miles and was originally established as the National Reactor Testing Station. More than 60 nuclear reactors were designed, built and tested on the site. Spent nuclear fuel reprocessing missions were subsequently added to the site whereby the DOE extracted highly enriched uranium from used nuclear fuel for recycling into the weapons program. The Idaho National Laboratory was also a disposal site for transuranic waste generated during processing operations at Rocky Flats in Colorado.
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
Atlas Mill Tailings Cleanup — In June 2007, the DOE awarded us a contract to clean up the Atlas mill tailings that lie alongside the Colorado River near Moab, Utah. The site encompasses approximately 435 acres, of which approximately 130 acres contain uranium mill tailings (16 million tons). This contract included the design and construction of the disposal cell, design and construction of the transportation system and shipment and disposal of 2.5 million tons of tailings. In 2009, this project received American Recovery and Reinvestment Act ("ARRA") funding to transport and dispose of an additional 2 million tons of tailings material. The contract was largely completed in December 2011.
Los Alamos National Laboratory — The Los Alamos National Laboratory ("LANL") occupies approximately 40 square miles located in northern New Mexico. LANL is the research facility of the National Nuclear Security Administration and birthplace of the atomic bomb. It is managed by Los Alamos National Security LLC. Since its inception in 1943, the primary mission of LANL has been focused on high-level science and technology essential to national defense and global security. Many of the activities and operations at LANL have produced solids, liquids and gases that contain radioactive and non-radioactive hazardous materials. Such activities include conducting research and development programs in basic and applied chemistry, biology and physics; fabricating and testing explosives; cleaning chemically contaminated equipment; and working with radioactive materials. Since environmental management work began in 1989 at LANL, the number of legacy sites there requiring further cleanup has been reduced by approximately 60 percent through active remediation, or by confirming that no action is needed.
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
In addition, the EnergySolutions Southwest Operations based in Los Alamos provides hazardous and radioactive waste management support throughout the Southwestern U.S. Major projects include two contracts for lead mine cleanup for the EPA in Kansas and Missouri. These contracts were awarded in 2012 with approximately five more similar projects to be bid in the same area over the next two years. These contracts were executed throughout 2013 with phase 1 of one project being completed during the year.
Navy Decommissioning Programs — Our Navy Decommissioning Programs focus on the U.S. Navy Nuclear Propulsion Program ("NNPP"). NNPP operates four federal shipyards (Portsmouth, New Hampshire; Norfolk, Virginia; Puget Sound, Washington and Pearl Harbor, Hawaii), and subcontracts the operation of two private shipyards in Newport News, Virginia and Groton, Connecticut. There are also three Navy laboratories: Knolls Atomic Power Laboratory in New York, Bettis Atomic Power Laboratory in Pennsylvania and the Naval Reactors Facility in Idaho. We have received, processed, and disposed waste from these facilities since 1994. These sites have been of particular importance to our metal recycling programs at our facilities in Tennessee, with NNPP's continued commitment to green technologies.
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
Engineered Systems and Technology Projects — We employ highly trained personnel with technical and engineering experience in critical areas of the nuclear services industry. Our technical capabilities include engineering (chemical, process, mechanical, nuclear, civil and structural), radiological safety, chemistry, environmental, safety and other disciplines that are critical to the provision of technology-based nuclear services.
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
Autosampling Pneumatic Transfer System — Waste Treatment Plant, Hanford, Washington — The Autosampling Pneumatic Transfer System ("ASX") is an integrated process and control system for the waste treatment plant project in Hanford, Washington. The ASX system collects waste and process effluent samples from vessels and equipment of the pretreatment facility, low-activity waste facility and high level waste facility and pneumatically sends the samples to the analytical laboratory for testing confirmation. Our project scope was to design, supply, test and provide technical services for the installation, commissioning and training for ten shielded autosamplers and associated equipment. This project was completed in 2010.
M3 Pulse Jet Mixer Mixing Stand — Waste Treatment Plant, Hanford Washington — We are currently contracted to design, build, fabricate, install, commission, operate and report test results for the waste treatment and immobilization plant M3 PJM mixing test stand in Hanford, Washington. This test is designed to compare computational fluid dynamics analytical data for pulse jet mixing in the WTP Tanks FEP-17 and HLP-22 with scaled results using a four foot diameter instrumented test vessel. We expect to complete work on this project in mid 2014.
Management Consulting — EnergySolutions Performance Strategies ("ESPS") provides management consulting, with 125 consultants supporting our Projects Group. ESPS delivers high impact individuals in specialty disciplines: nuclear safety, quality assurance, training and performance assurance. Performance assurance, the dominant discipline within ESPS, is staffed by retired Navy engineers and adds substantial value to our own projects and our customers' operations.
Commercial
We provide a broad range of on-site services to our commercial customers, including nuclear power and utility companies, fuel fabrication and related nuclear fuel cycle companies, pharmaceutical companies, research laboratories, universities, industrial facilities and other entities that generate radioactive and hazardous materials or are involved in the nuclear services industry. We also provide D&D, large component removal and disposition, radioactive material characterization and management, emergency response, site remediation and restoration, license termination, stakeholder and regulatory interface, liquid and solid waste management and other nuclear and hazardous services.
Decontamination and Decommissioning — We have been providing D&D services to our customers for over 30 years. This includes D&D of commercial nuclear power plants, test reactor facilities, nuclear research laboratories, fuel cycle/fabrication facilities and industrial facilities that used nuclear materials in their processes.
Site Remediation and Restoration — We provide site characterization, remediation and release survey services to clients who have radioactively contaminated sites, including facilities that are currently licensed at the federal and state level by the NRC or NRC-Agreement States. We also provide remediation services at legacy facilities where non-radioactive material possession license currently exists, or where licenses were previously terminated but residual contamination remains above current regulatory guidelines.
On-Site Waste Management Services — We provide a variety of client-site waste management services to prepare waste streams for more efficient on-site storage and/or compliant packaging and transport to an authorized disposal facility. Engineered processing at client sites includes size reduction by means of shearing or cutting, compaction, solidification and dewatering.
Emergency Response — We employ more than 220 trained nuclear safety professionals who can be deployed rapidly throughout the U.S. to respond to a variety of radioactive contamination events. We also maintain procedures, equipment and mobile radioactive material licenses that can be used for radiological emergency response events. We have responded to a variety of emergency situations, including spills and other radiological events at non-nuclear facilities.
Examples of key commercial projects include:
Pacific Gas & Electric (PG&E) — Humboldt Bay Decommissioning Projects — In 2012, we were awarded new projects for nuclear decommissioning support at the Humboldt Bay Power Plant ("HBPP") in Eureka, California. This work consists of three projects. The first project which includes engineering and planning work is scheduled to be completed in 2013, and involves removal, segmenting and disposition of the HBPP Unit 3 reactor vessel internals. The second project, which began in 2011, was completed during 2012 and involved the removal of greater than Class C waste that is stored in the spent fuel pool, shipping the waste to our Barnwell processing facility for removal of organics by de-ashing and return to HBPP for eventual storage on their ISFSI. The third project, which began in 2011, was planning for the removal of four liquid radioactive waste hold-up tanks and associated piping. The project also entails the removal of approximately 100 cubic feet of resin/sludge from one of the tanks and processing and de-watering. The project was completed in 2013.
Whittaker Corporation Site Remediation Projects — In 2013, we continued work at the Whittaker Corporation legacy sites in California. At the Whittaker Bermite site in Santa Clarita, California, we were contracted to complete the remediation of a former firing range contaminated with depleted uranium fragments. The scope of services included site clearing, unexploded ordnance clearance and removal, site characterization, excavation, disposal of contaminated soil, final status surveys and backfilling and grading the site. Waste was transported to and disposed of at our Clive, Utah disposal facility. We expect to complete work on this project in mid 2014.

Nuclear Reactor Decommissioning

Our nuclear reactor decommissioning program provides D&D services to owners and operators of shut-down nuclear plants. Under this program, we acquire title to substantially all of a customer’s buildings, facilities and equipment of its non-operating nuclear facilities. As the owner of the facility and associated permits, licenses and other assets, we are eligible to acquire a license from the NRC to decommission the plant and to acquire the rights to the customer’s decommissioning trust fund associated with the facility (if applicable). Because of our technology, expertise and assets, this unique structure facilitates the decommissioning of the plant ahead of the schedule that the customer would otherwise expect to achieve.
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
During the course of the project, some major scope activities to be completed include transferring over 2,000 spent fuel assemblies to storage on an ISFSI pad, removing major components such as the reactor vessel, steam generators, pressurizers, turbines, generators, main power transformers and other large components, demolishing and removing all buildings and structures with the exception of the ISFSI pad, transporting and disposing of radioactive and hazardous waste and remediation of the site to unrestricted release criteria as specified by the NRC.
By the end of 2013, we had accomplished or initiated a number of key activities related to our obligations to complete the identified scope of work. Some of our milestones on the project include completing design and construction of the heavy haul path and the ISFSI pad, continued fabrication of transport storage canisters, beginning the segmenting of unit 2 reactor vessel internals and completing all licensing, preparatory and readiness activities to enable the commencement of spent fuel loading and transfer of spent fuel casks to the ISFSI pad.
Products Group
Our Products Group provides expertise, technology, systems and equipment used to process millions of gallons per year of radioactively contaminated liquids generated by operating nuclear plants in the U.S. and internationally. We have proprietary and patented systems and technologies that support our clients' needs to safely manage their radioactive plant liquid and effluent discharges.
Our Products Group provides engineered equipment to a variety of customers including domestic nuclear power stations, international nuclear power stations, U.S. Navy, U.S. Navy shipbuilders and DOE contractors. The Products Group is composed of highly experienced project managers most of whom are graduate engineers. These project managers are well equipped to evaluate customer requirements and direct the design of processing systems, handling equipment, specialty containers and liners and transport equipment to safely and efficiently handle the customer's radioactive waste from point of origin through storage and final disposal. They are also knowledgeable in all aspects of design, fabrication management and overall project management.
Spent Fuel Pool Services — We have more than 30 years of experience managing and processing irradiated hardware and other high activity materials found in spent fuel pools at both boiling water and pressurized water reactors. Our fuel pool services include underwater irradiated hardware volume reduction, component transfer and container loading, cask transportation, fuel pool vacuuming, pool-to-pad transfers and waste characterization. Our fuel pool personnel are specially trained to handle the planning, on-site processing, packaging, transportation, on-site storage and disposal of various fuel pool components. We have completed more than 100 fuel pool projects and our customers have included nearly every nuclear power and utility company in the U.S. and the Tokyo Electric Power Company ("TEPCO") in Japan. We also provide full service support of spent fuel storage activities, including cask design and procurement, cask loading and related activities, as well as design and construction oversight for on-site independent spent fuel storage installations ("ISFSIs").
Liquid Waste Processing Group — Our radioactive liquids processing services incorporate a number of technologies, including advanced ion exchange and membrane-based systems, to reduce radioactive secondary waste generation, reduce radioactive liquid discharge, improve water chemistry and enable the recycling of wastewater for reuse by utilities. We are currently providing full-time on-site services for the removal of radioactive and chemical contaminants from wastewater at over 20 nuclear power plants across the country. We also provide dewatering services of radioactive particulate wastes. The dewatered waste resulting from our dewatering technology is compatible with our approved disposal containers and with disposal criteria at our Clive, Utah and Barnwell, South Carolina disposal facilities. We currently provide dewatering services at more than 30 nuclear power plants in the U.S. In addition to long term on-site service contracts, we also provide radioactive liquids processing and dewatering services on a demand basis for nuclear facilities in the U.S., the U.K. and Mexico. In 2012, we were awarded and completed substantial work related to a contract for equipment utilizing our water treatment technology for the removal of a complex spectrum of high concentration radionuclides from contaminated water in Fukushima, Japan.
The Products Group's primary focus is on liquid waste process equipment design and fabrication including:

•	Ion exchange systems

•	Reverse osmosis systems

•	Specialty ultra filtration systems

•	Advanced injection methodology for polymer and coagulants treatments

•	Dewatering systems utilizing self-engaging fillheads (SEDS, SERDS)

•	Solidification and encapsulation systems utilizing cement or polymers

•	Container remote grappling equipment

•	Container remote capping equipment

•	Liquid drying systems

•	Carbon steel pressure vessels

•	Stainless steel pressure vessels

•	High integrity container and liners utilized as waste containers including but not limited to:

•	High Integrity Containers

◦	High Integrity Container Overpacks

◦	Standard steel containers

•	Specialty containers including but not limited to:

◦	NRC Licensed Type B transportation casks and cask inserts

◦	Type A transportation casks

•	Specification 7A and IP-II containers

•	Specialty transport, storage and disposal liners

◦	On-site concrete shield and storage containers and lifting hardware including:

•	Class B and C waste storage vaults

•	Radvaults and OSSCs

•	Process shields

Our Products Group also operates and manages the Nuclear Support Services Facility ("NSSF") and liner operations at our Barnwell, South Carolina disposal facility. The NSSF maintains a radioactive materials license to permit receipt of contaminated equipment and subsequent maintenance and, or repair of this equipment at the NSSF hot shop. The Liner operations team assembles and delivers waste processing containers to EnergySolutions' clients. Examples of work performed by this group include:

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
The following are examples of major contracts awarded to our Products Group in recent years:
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
In February 2012, we were awarded a four year contract to design and supply waste management systems for the United Arab Emirates nuclear energy program. The Korea Electric Power Corporation leads a consortium building four reactors for the Emirates Nuclear Energy Corporation. We supply liquid waste processing equipment, including ion exchange and reverse osmosis systems, which serve to significantly reduce levels of contamination and waste.
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
LP&D Group
We provide a broad range of logistics, processing and disposal services and we own and operate strategic facilities for the safe processing and disposal of radioactive materials. Our facilities include our LLRW disposal facility in Clive, Utah, three processing facilities in Tennessee, one processing facility in South Carolina, one separate disposal facility in Barnwell, South Carolina, that we operate pursuant to a long-term lease with the state of South Carolina, and one processing and storage facility in Brampton, Ontario Canada. We also own a facility in Tennessee that we believe is the only commercial facility in the world with the ability to cast, flat-roll and machine casks and other products from depleted uranium. We believe that virtually every company or organization that holds a nuclear license in the U.S. uses our facilities either directly or indirectly.

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
Many of our LP&D projects complement the services we provide in our Projects Group. The following are examples of LP&D services that we have performed in recent years:
Life-of-Plant Contracts — Our life-of-plant contracts integrate our LP&D services into a tailored solution for our commercial customers' needs. Life-of-plant contracts provide our customers with LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services when these plants are shut down. We have signed life-of-plant contracts with nuclear power and utility companies that own and/or operate 84 of the 104 operating nuclear reactors in the U.S. Some of the customers with whom we have entered into life-of-plant contracts include Dominion Resources, Inc., Duke Energy Corporation, Entergy Corporation, Exelon Corporation, Florida Power & Light Company and Progress Energy.
Large Component Removal and Disposition — An important service provided to our commercial nuclear power plant customers is the disposition of overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. As operational nuclear power plants age, their components are replaced either to provide increased operational capacity or as part of planned plant maintenance. For example, in late 2008 and 2009, we worked on a contract to remove eight retired steam generators from Duke

Energy's McGuire Nuclear Station in Huntersville, North Carolina. This contract provided us with the experience to propose and win a three year project with Exelon to upgrade several of its nuclear power plants in the mid-west and to dispose of four steam generators from Edison International's San Onofre Nuclear Plant in California. The scope of work includes the removal, packaging and transport of large components for disposal during time-critical outage periods. The first phase of that project was successfully completed in 2010, followed by two steam generators that were received and disposed of at our Clive, Utah disposal facility in 2011, and the remaining two were received for disposal in 2012. Additionally, in 2013, we received a steam generator from Prairie Island Nuclear Plant in Minnesota.
Our expertise, personnel and strategic assets enable us to prepare large components for transport via public highway, waterway, rail, or combinations thereof to ensure the highest degree of safety and compliance with regulatory requirements. Large components include overweight and oversized nuclear components, such as reactor pressure vessels, steam generators, reactor heads, pressurizers, turbine rotors, reactor coolant pumps and feed water heaters. Transportation, processing and disposal of these large components are typically handled through our LP&D Group.
Los Alamos National Laboratory — The DOE is currently in the process of a phased cleanup and D&D program at the LANL site and surrounding lands. Under a continuing series of contracts in place since June 2005, we have repackaged LANL transuranic legacy waste to meet the requirements for its disposal at the Waste Isolation Pilot Plant in New Mexico. Revenue from these services is recognized in our Projects Group segment. We are also a major subcontractor for the transport and disposal of LLRW, MLLW and other contaminated materials from LANL.
Other Department of Energy Environmental Management Sites — The DOE's Office of Environmental Management has ongoing work at several major sites including Portsmouth in Ohio, Paducah in Kentucky and the ETTP in Tennessee. As part of cleanup efforts at these and other DOE sites EnergySolutions provides treatment and disposal services.
U.S. Navy Contracts — We are the principal service provider to the U.S. Navy for the disposition of radiological materials under the Naval Nuclear Propulsion Program. Through a series of long-term contracts, we process and dispose of Class A LLRW and MLLW generated by the U.S. Navy's nuclear operations worldwide.
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
International
Our International operations derive revenue primarily through contracts with the NDA in the U.K. for the operation and management of its ten Magnox nuclear power plant sites. Under these contracts, we are responsible for the operation, defueling and decommissioning of those sites. One site currently generates electricity and the nine other sites are in varying stages of defueling and decommissioning. We have extended our international business into other European, Asian and Canadian markets. We primarily offer to our international customers our technologies and expertise in nuclear waste processing solutions, clean-up of old reactors and design of innovative waste systems for new units. We also provide waste management and technology-based services. Some of our recent developments in International markets include:
During 2013, we completed our business development efforts in preparing to bid for the award of the next phase of the NDA Magnox M&O contract, which is expected to be for an initial period of seven years. We have prequalified in partnership with Bechtel and submitted our bid in late 2013. We expect the NDA to announce the results of the rebid competition in March 2014.

During the contract year ending March 31, 2014, we expect to receive funding from the NDA in the amount of approximately £662.0 million for our Magnox operations, or $948.3 million based on the annual average sterling pound exchange rate for the year ended December 31, 2013. Notable achievements during the 2013/14 contract year to date include the emptying of FED Vaults at Bradwell, the completion of bulk asbestos removal at Chapelcross, further extension of reactor operation at Wylfa through to December 2015 and maintaining the momentum built up across the Magnox decommissioning program in line with the Magnox Optimized Decommissioning Program ("MODP"). In addition, we have delivered a further £70.0 million or $109.5 million of lifetime savings into the MODP through a series of additional baseline change controls reflecting a more efficient approach to delivering the Care and Maintenance requirements at all sites.
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
Tennessee Facilities

We own and operate facilities at four locations in Tennessee where we process and transfer radioactive materials generally to our Clive, Utah disposal facility. These facilities are all operated in an integrated fashion to maximize the breadth of options available to our customers.
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
On March 4, 2014 we acquired Studsvik, Inc.’s Tennessee processing facilities. These facilities deliver waste treatment services to nuclear power producers and suppliers to the nuclear power industry in the U.S. The services include treatment of low and intermediate level waste in a facility in Erwin, Tennessee, and treatment of low level waste, metallic material and large components from nuclear power plants in a facility in Memphis, Tennessee. In addition, we acquired Studsvik, Inc.’s rights to use its patented Thermal Organic Reduction technology ('THOR"), in the commercial North America market and China. The THOR technology is a technique for stabilizing and reducing the volume of complex types of waste, such as ion-exchange resins.
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
Ontario, Canada Facility
Our operations in Canada include radioactive waste management, radiation health physics consulting, sealed source services, storage of containers and engineering services. In November 2012, we opened our new EnergySolutions Walker Operations facility in Brampton, Ontario. This new facility enables EnergySolutions to provide licensed space for storage, support to Canada Deuterium Uranium refurbishment projects, decommissioning projects and waste management services. Controlled radiation areas have been established for dedicated equipment inspection and refurbishment and special waste processing systems are being established. The waste management services and operations are licensed by the Canadian Nuclear Safety Commission under a Waste Nuclear Substance License that was renewed in 2012 for 10 years. Our major customers in Canada include Atomic Energy of Canada Limited, nuclear power plants and supporting industries.
Research and Development

We have not incurred material costs for company-sponsored research and development activities.
Patents and Other Intellectual Property Rights
As of December 31, 2013, we owned or licensed the right to use approximately 77 patents in the U.S. We also own or license the rights to use approximately 65 foreign counterparts. These licenses cover the fields of radioactive material management, storage, treatment, separation, spent nuclear fuel recycling and transport. We have approximately 13 registered trademarks in the U.S. Our patents expire between 2014 and 2030. We do not believe that our business, results of operations or financial condition will be adversely affected by any of the patent expirations over the next several years.
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
Contracts
Our work is performed under a variety of contract types including cost-reimbursable contracts, unit-rate contracts and fixed-price contracts, some of which may be modified by incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. The majority of the government work in our Projects Group and International operations is performed on a cost-reimbursable basis awarded through either a competitive proposal process or negotiation. With the relatively fluid nature of the scope of the government work we perform, we believe this type of contract reduces our exposure to unanticipated and unrecoverable cost overruns. Fixed-price contracts, on the other hand, are generally obtained by the proposal and negotiation processes but are accepted only when the scope of the work is clearly defined. Our commercial D&D projects are generally fixed-price contracts or time and material based contracts and almost all of our contracts within the LP&D operations are unit-rate.
The following table sets forth the percentages of revenue represented by these types of contracts for the year ended December 31, 2013:

% of Revenue
Cost-reimbursable	77%
Unit-rate	16%
Fixed-price	7%
Cost-Reimbursable Contracts
Most of the government contracts in our Projects and International Groups are cost-reimbursable contracts. Under a cost-reimbursable contract, we are reimbursed for allowable or otherwise defined costs incurred plus an amount of profit. The profit element may be in the form of a simple mark-up applied to the labor costs incurred or it may be in the form of a fee, or a combination of a mark-up and a fee. The fee element can take several forms; it may be a fixed amount as specified in the contract; it may be an amount based on the percentage of the estimated costs; or it may be an incentive fee based on targets, milestones, cost savings, or other performance factors defined in the contract.
Our government contracts are typically awarded through competitive bidding or negotiations and may involve several bidders or offerers. Many of these contracts are multi-year indefinite delivery and indefinite quantity agreements. These contracts provide estimates of a maximum amount the governmental agency expects to spend. Our program management and technical staffs work closely with our customers to define the scope and amount of work required. Although these contracts do not initially provide us with any guaranteed amount of work, as projects are defined, the work may be awarded to us via task release without having to further compete for the work. Government contracts typically have annual funding limitations and are subject to public sector budgeting constraints. Government contracts may be terminated at the discretion of the government agency for convenience with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we would typically receive an allowance for profit or fee on the work we performed.
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
Unit-Price Contracts
Almost all of the contracts entered into by our LP&D Group, including our life-of-plant contracts, are unit-rate contracts. Under a unit-rate contract, we are paid a specified amount for every unit of work performed. A unit-rate contract is essentially a fixed-price contract with the only variable being the number of units of work performed. Variations in unit-rate contracts include the same type of variations as fixed-price contracts. We are normally awarded unit-rate contracts on the basis of a total estimated price that is the sum of the product of the specified units and unit prices.
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
The market for our Projects, Products and International operations is the management and clean-up of radioactive materials. Within this market, there are two different types of contracts. The first is Tier 1 contracts in which a federal agency outsources the M&O of a federal project for the purpose of executing a site mission, managing a site clean-up or a combination of both. The second type is Tier 2 subcontracts, which are project-driven contracts. For these contracts, we generally act as a subcontractor to a Tier 1 contractor. Each of these opportunities requires unique business development and sales approaches.
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
Our sales teams actively market our integrated services and technical expertise to nuclear power and utility customers. For example, one of our commercial sales teams was instrumental in developing and marketing the concept of life-of-plant contracts with our commercial power and utility customers and has also been involved in developing our reactor decommissioning program to serve the owners and operators of shut-down nuclear reactors
In our LP&D Group, we maintain dedicated sales teams at our Clive, Bear Creek and Barnwell facilities to market to and serve customers who require logistics, transportation, processing and disposal services for radioactive materials. Our LP&D sales team's duties include visiting customer sites, assisting customers in completing all required paperwork and obtaining necessary licenses and permits for the transportation of radioactive materials to any of our facilities and managing the transportation process.
Our business development and technical teams approach bidding opportunities in the U.K. in a similar manner as they do for bids for contract opportunities in the U.S. In addition, our international business development team works closely with key nuclear power operators to pursue a variety of opportunities.
Safety

We devote significant resources to ensuring the safety of the public, our employees and the environment. In the U.S., we have built a safety record that is critical to our reputation throughout all our markets, particularly with DOE and other federal agency contractor services. Our 2013 domestic safety incident record is substantially better than standards for other similar businesses according to the North American Industrial Classification System with total Occupational Safety and Health Administration ("OSHA") recordable and lost time incidence rates of 0.33 and 0.04, respectively, versus industry averages of 4.4 and 1.6, respectively. None of our safety incidents have involved radioactive contamination.
We have traditionally met or exceeded the occupational and public radiation safety requirements for the U.S. nuclear services industry. The average employee radiation dose, at our Clive, Utah disposal facility, is less than 60 millirem annually, which is only 1.0% of the federal government's allowable annual guideline of 5,000 millirem.
In 2013, we passed approximately 500 person-days of regulatory inspections by state regulators, the NRC, the DOE and the Nuclear Procurement Issues Committee. We submit routine reports to the applicable state and federal regulatory agencies demonstrating compliance with applicable rules and regulations.
We have established an extensive safety education program for our employees. Before employees are permitted to work in restricted areas, they are required to complete a four-day training course on radiation theory, proper work procedures and radiation safety. In addition to extensive training, we employ more than 280 safety professionals and technicians who are responsible for protecting our workers, the public and the environment. Where necessary, we also employ a round-the-clock security staff to prevent unauthorized access to our sites. Two of our facilities in the U.S. are recognized by OSHA as Voluntary Protection Program Star Sites.
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

Limit
General (All)—Supplier's and Transporter's	$100 million
Barnwell, South Carolina facility	100 million
Zion, Illinois—Zion Station	100 million
Oak Ridge, Tennessee—Bear Creek facility	50 million
International Supplier's and Transporter's	25 million
Memphis, Tennessee facility	10 million
Oak Ridge, Tennessee—Manufacturing Sciences Corporation facility	5 million
Oak Ridge, Tennessee	5 million
Brampton, Ontario Canada - Walker Drive facility	5 million
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
Competitors to our Projects, Products and International Groups include international and national engineering and construction firms such as Bechtel Group, Inc., CH2M Hill, Fluor Corporation, Jacobs Engineering Group Inc., URS Corporation, AMEC plc and AREVA. Many of our competitors have greater financial and other resources than we do, which may give them a competitive advantage. In addition, we also face competition from smaller firms. Our major U.S. government customer, the DOE, has substantially increased small business set-aside programs for prime contracts. Because we are not a small business, we have responded by teaming in certain circumstances as a subcontractor with small businesses responding to requests for proposals as a prime contractor on selected procurements. To some degree, we also face competition from nuclear utilities, since many elect to self-perform the decommissioning of their plants. Other competitors in the commercial market include a number of companies who have the capability to provide similar services, which include large component removal, facility decontamination, site remediation, radiological consulting services, staff augmentation, fuel pool services, cask services and liquid waste processing. We believe that we have a competitive advantage due to our wider range of in-house services and larger staff resources. However, we often face stiff price competition on bids where other companies are willing to accept lower margins or have lower indirect cost structures.
The LP&D Group faces competition in providing radioactive material transportation, processing and disposal services to our customers. Currently, the predominant radioactive material treatment and disposal methods include direct landfill disposal, on-site containment or processing, incineration and other thermal treatment methods. Competition in this area is based primarily on price, safety record, regulatory and permit restrictions, technical performance, dependability and environmental integrity.
At this time, we have the only commercial disposal outlet for MLLW and we operate two of the four commercial LLRW disposal sites in the U.S., through our Clive, Utah and Barnwell, South Carolina disposal facilities. There is a state owned commercial LLRW facility located in Richland, Washington that does not accept radioactive materials from outside the Northwest Interstate Compact on Low Level Radioactive Waste Management (the "Northwest Compact"). In addition, Waste Control Specialists LLC ("WCS") operates a commercial LLRW facility in Andrews County, Texas. WCS received a license to receive LLRW at its disposal facility from the Texas Commission on Environmental Quality and announced receipt of its first shipment in April of 2012. It is possible that other commercial sites may be licensed for the disposal of radioactive waste.
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
Employees
As of December 31, 2013, we had more than 4,950 employees, including approximately 810 scientists and engineers and 280 radiation and safety professionals. A majority of our employees are skilled professionals, including nuclear scientists and engineers, hydrogeologists, engineers, project managers, health physics technicians, environmental engineers and field technicians. Approximately 140 of our U.S. employees and 2,600 of our U.K. employees are represented by labor unions. In addition to our own employees, we also manage, approximately 200 DOE employees through various Tier 1 arrangements at those sites, a portion of which belong to unions.
Approximately 3,100 of our employees are located at the ten Magnox sites we manage in the U.K. A full organizational review of our Magnox sites was undertaken in conjunction with an optimized decommissioning planning exercise for all ten sites, which reduced support and overhead costs, increased funding for accelerated decommissioning work at two sites and base-lined an optimized generation, defueling and decommissioning program for Magnox. The Magnox MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government's Comprehensive Spending Review ("CSR").

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
The processing, storage and disposal of high-level radioactive waste (e.g., spent nuclear fuel) are subject to the requirements of the NWPA, as amended by the NWPA Amendments. These statutes regulate the disposal of high-level radioactive waste by establishing procedures and schedules for the DOE to site geologic repositories for such waste and such repositories are to be licensed by the NRC. The NRC has issued regulations that address the storage and disposal of high-level radioactive waste, including storage and transportation of such waste in dry casks and storage at Independent Spent Fuel Storage Installations ("ISFSI"). ZionSolutions has successfully licensed and constructed an ISFSI as part of the agreement to dismantle Exelon's Zion Station plant. Although we are not involved with the processing or disposal of high-level radioactive waste at our facilities, we do provide technical and operations support services to the DOE and nuclear utilities for the management of such high-level waste at client sites.
Applicable U.K. Statutes
Through our U.K. subsidiaries, we are subject to extensive and changing laws and regulations in the U.K. Some of the laws affecting us include, but are not limited to, the Nuclear Installations Act 1965, the Health and Safety at Work Act 1974, the Radioactive Substances Act 1993 ("RSA 1993") (applicable in Scotland and Northern Ireland only), the Environment Act 1995, the Nuclear Industries Security Regulations 2003, the Energy Act 2004 and the Electricity Act 1989 and the Ionising Radiations Regulations 1999 and the Environmental Permitting Regulations 2010.
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
Nuclear Industries Security Regulations 2003 - The Office of Nuclear Regulation (“ONR”) Civil Nuclear Security conducts its regulatory activities, approving security arrangements within the industry and enforcing compliance under the authority of these regulations.
Energy Act 2004 established the NDA to ensure the decommissioning and clean-up of Britain's civil public sector nuclear sites including the sites operated by ESEU Limited.
The Ionising Radiations Regulations 1999 provides a framework for the general radiation protection of workers and the public from work activities involving ionising radiation.
The Environmental Permitting Regulations 2010 (which repeal the Radioactive Substances Act 1993 in England and Wales only) applies to the use of radioactive substances on premises.
The U.S. Regulatory Environment
The state of Utah regulates our operations at our Clive facility. Our Utah licenses include our Clive facility's primary radioactive material license (UT2300249) and our 11e(2) material license (UT2300478), both of which are currently in timely renewal, which allow us to operate under the terms of our prior license until a new license is issued. Four different divisions of the Department of Environmental Quality regulate this facility with approximately 14 employees devoted to the facility. The Division of Radiation Control and the Division of Solid and Hazardous Waste regulate our ability to receive LLRW, NORM/NARM (naturally-occurring/accelerator-produced radioactive material), 11e(2) material and MLLW. Additionally, the Division of Water Quality and the Division of Air Quality also regulate the facility. The site is inspected daily to ensure strict compliance with all Utah regulations. The Division of Radiation Control also requires us to provide surety bonds as financial assurance for the decommissioning or "closure" of our Clive facility, including areas that are closed on an ongoing basis. The adequacy of the funding provided is reviewed annually to assure that adequate financial resources are set aside and maintained to fund any required on-site clean-up activities. Finally, we also maintain nine Tooele County, Utah Conditional Use Permits for the facility.
The South Carolina Department of Health and Environmental Control regulates our South Carolina operations through multiple groups, including the Division of Waste Management, the Bureau of Air Quality and the Bureau of Water. Our licensed operations in South Carolina include the Barnwell disposal facility (the license is currently in timely renewal), the Calibration

Laboratory, the Nuclear Services Support Facility, the Barnwell Environmental and Dosimetry Lab and the Chem-Nuclear Systems, Service Operations Division. The South Carolina Department of Health and Environmental Control has staff specifically devoted to the regulation of our facilities which continually inspects us and assures that we fully comply with all regulations. We lease the Barnwell site from the state of South Carolina under the terms of the Atlantic Compact. As part of that lease and as part of its regulatory oversight, South Carolina requires us to contribute to a long-term care fund for the site and maintain decommissioning or closure assurance.
The Tennessee Department of Environment and Conservation ("TDEC"), regulates our Tennessee operations through multiple groups, including the Division of Radiological Health, the Division of Solid Waste Management and the Division of Water Pollution Control. The TDEC has staff that continually oversees our facilities and also requires each facility to provide financial assurance for decommissioning. Several of our Tennessee licenses are currently in timely renewal.
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
The ONR grants nuclear site licenses on behalf of the Health and Safety Executive. The ONR also ensures that nuclear installations comply with all statutory safety requirements. ONR staff regularly inspects our facilities to confirm that the relevant licensing requirements are met throughout the life of the facility, including decommissioning.
The Environment Agency in England and Wales and the SEPA in Scotland have extensive powers and statutory duties to improve and protect the environment across England, Wales and Scotland. The Nuclear Regulation Groups (North and South) of the Environmental Agency regularly inspect and regulate our facilities in England and Wales to confirm compliance with regulations regarding radioactive substances, integrated pollution control, waste regulation and water quality. SEPA fulfills a similar function in Scotland. Memoranda of Understanding between the Environment Agency/SEPA and the Health and Safety Executive facilitate coordination between the multiple agencies regarding overlapping functions.
Under the Energy Act 2004, the NDA was given responsibility for the operation, clean-up and decommissioning of 20 civic public sector nuclear sites, including reactor facilities used for the storage, disposal or treatment of hazardous material. We are operating or decommissioning reactors for the NDA at 10 of these sites. Accordingly, we serve as a prime contractor for the NDA.
Financial Information About Business Segments and Foreign and Domestic Operations
For financial information relating to (a) each of our business segments and (b) our foreign and domestic sales, transfers between geographic areas net income and identifiable assets, see Note 15 to our consolidated financial statements included within this Annual Report on Form 10-K.
Development of Our Business
The Company was initially formed as Envirocare of Utah, Inc. in 1987 to operate a disposal facility for mixed waste, uranium mill tailings and Class A LLRW in Clive, Utah. In January 2005, the Company converted to a limited liability company, Envirocare of Utah, LLC ("Envirocare"). Immediately thereafter, the sole member of Envirocare sold all of its member interest to ENV Holdings LLC. In 2006, we changed our name from Envirocare to EnergySolutions, LLC. Since 2005, we have expanded and diversified our operations through a series of strategic acquisitions, including the D&D division of Scientech, LLC in October 2005, BNGA in February 2006, Duratek, Inc, in June 2006, Safeguard International Solutions, Ltd. (renamed EnergySolutions EU Services Limited) in December 2006, Parallax, Inc. (renamed EnergySolutions Performance Strategies) in January 2007, Reactor Sites Management Company in June 2007, NUKEM Corporation (renamed EnergySolutions Diversified Services, Inc.) in July 2007, and Monserco Canada in December 2007. The operations of these acquisitions are included in our results of operations from the date of acquisition.
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
On January 7, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation (the "Parent" or "Rockwell") and Rockwell Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") established as an acquisition vehicle for the purpose of acquiring the Company. The Merger Agreement was later amended on April 5, 2013. Pursuant to the terms of the Merger Agreement, as amended, on May 24, 2013, (the "Merger Date"), Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the "Merger"). Parent is 100% owned by Energy Capital Partners II, LP and its parallel funds ("Energy Capital" or "ECP") a private equity firm focused on investing in North America’s energy infrastructure.
On May 24, 2013, each issued and outstanding share of common stock of the Company (other than shares of Company common stock held in the treasury of the Company or owned by Parent, affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who had validly exercised and perfected their appraisal rights under Delaware law), was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on that date. The Company continues its operations as a privately-held company. The Company filed with the Securities and Exchange Commission (the "SEC"), or has had filed on its behalf, a Form 15 and Form 25 to deregister the Company's common stock under Sections 12(b) and (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, which deregistration became effective 90 days after the filing of the applicable form. Further, the Company's reporting obligations under Section 15(d) of the Exchange Act on account of its common stock were suspended effective January 1, 2014, at which time the Company ceased filing periodic reports with the SEC on account of its common stock, but continues to have public reporting obligations with the SEC with respect to its 10.75% Senior Notes due 2018, as required by the indenture governing such Senior Notes.
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

Item 1A.  Risk Factors.

You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our senior notes.
Amendments to the federal and state regulations that govern the classification of LLRW could negatively impact the Company’s business.
Federal regulations require that low-level radioactive waste be classified as Class A, B, or C prior to disposal. LLRW disposal facilities may only receive LLRW that complies with criteria set by state regulators, according to the NRC’s LLRW classification. The NRC is proposing to amend its LLRW classification regulations to require new and revised site-specific analyses and to permit the development of criteria for waste acceptance based on the results of these analyses, rather than on just the current generic classification system. Ultimately these amendments could impact what waste our Clive, Utah disposal facility is permitted to accept for disposal. Any temporary or permanent disruption or decrease in the waste streams coming to Clive for disposal could have a significant material impact on the Company’s business. We expect the NRC to finalize these amendments in late 2015 or 2016.
Our licensed stewardship arrangement with Exelon exposes us to significant financial risks.
The transaction with Exelon is the first of its kind and, therefore, required extensive assurances. The Exelon transaction is expected to prove the license stewardship initiative as a viable model, such that other utility companies will not require as many layers of financial assurance. The transaction with Exelon establishes a series of financial consequences intended to ensure that the Zion Station decommissioning trust fund does not fall below projected completion costs (a “Deficiency”). Whenever there is a Deficiency, ZionSolutions must defer collection of invoices from the trust fund (“deferred receivables”) until the Deficiency is resolved. EnergySolutions, LLC and EnergySolutions, Inc. guaranteed ZionSolutions’ performance; in a Deficiency scenario, these guarantees would deplete Company assets before the $200.0 million letter of credit would fund remaining decommissioning activities, as described below. If the ZionSolutions’ deferred receivables reach $50.0 million, EnergySolutions must defer receivables from ZionSolutions or EnergySolutions, LLC must extend a loan to ZionSolutions or contribute capital to ZionSolutions such that ZionSolutions’ own deferred receivables do not exceed $50.0 million and ZionSolutions is able to pay vendors for materials and services within established terms of trade payables and otherwise meet current operating expenses when such expenses are incurred and become due and payable. Deferral of receivables may also be triggered (up to, but not greater than, $5 million per month) if ZionSolutions fails to achieve certain milestones, subject to force majeure or schedule extension conditions. With respect to any deferral of receivables, such receivables may be collected when the Deficiency is resolved or the milestone is achieved, as applicable. Also, additional rent under the lease with Exelon may be required if substantial completion of the D&D activities is not achieved within ten years, subject to certain schedule extension conditions. Such additional rents would be $200,000 per month for the first year of delay, $800,000 per month for the second year of delay, $1,250,000 per month for the third year of delay and $1,750,000 per month for the fourth year of delay and beyond. As discussed above, the Exelon transaction also includes financial assurances beyond the deferral of receivables and additional rents. These include a pledge of the ZionSolutions equity to Exelon, a $200.0 million letter of credit (the proceeds of which may only be used for decommissioning by Exelon to the extent that Exelon exercises its right to ZionSolutions under the pledge), and a disposal easement at our Clive facility. To the extent that any of these deficiencies or events of default occur, there will be a substantial impact to our operations and financial condition because we have the contractual obligation to fund the operations of ZionSolutions if costs exceed the value of the trust fund.
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
Because there are over five years remaining on the project, there can be no assurance that our current estimates, assumptions and projections will prove accurate and all such forward‑looking statements, including our projection of the project’s profitability, could change materially. Our estimates, assumptions and projections are necessarily dependent upon future economic, market and other conditions over which we have no control. Accordingly, the expected profitability of the Zion Station project is uncertain. In the event actual project costs are higher than total realized NDT fund levels, we will realize no profit on the project and could incur a substantial loss that could have a material adverse effect on our business, financial condition and results of operations.

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

The NDA contracts (the “Magnox Contracts”) held by EnergySolutions EU Limited through its subsidiary Magnox Limited have been extended and are scheduled to expire August 31, 2014 and can be extended for an additional six months at the option of the NDA. For the contract year ended March 31, 2014, we expect to recognize revenue of approximately $1.2 billion from these contracts. The competition of these contracts commenced in July 2012. We competed for the re-bid of the Magnox Contracts by teaming with one partner which reduced our ownership percentage of the re-bid opportunity. On March 31, 2014, the NDA announced that our team was not selected as the preferred bidder to manage the Magnox sites. We and our teaming partner have not decided whether to protest the results of the re-bid process. Our failure to win the re-bid will have a significant negative impact on our results of operations. We also have goodwill and other intangible assets associated with our international business unit that we will evaluate for possible impairment.

Our international operations involve risks that could have a material negative impact on our results of operations.
For the year ended December 31, 2013, we derived 68.9% and 36.1% of our revenue and segment operating income from our operations outside of North America. For the year ended December 31, 2012, we derived 68.2% and 35.3% of our revenue and segment operating income from our operations outside of North America. Our business depends on the success of our international operations and we expect that our international operations will continue to account for a significant portion of our total revenue and operating income. In addition to risks applicable to our business generally, our international operations are subject to a variety of heightened or distinct risks, including:

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
One or a few government and commercial customers have in the past and may in the future, account for a significant portion of our revenue in any one year or over a period of several consecutive years. For example, the NDA accounts for most of our revenue in the International segment. For the years ended December 31, 2013, 2012 and 2011, respectively, 64.9%, 63.8% and 61.0%, of our total consolidated revenue was generated from contracts funded by the NDA. In addition, from time to time we typically have contracts with various offices within the DOE, including with the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. For the years ended December 31, 2013, 2012 and 2011, 12.1%, 11.0% and 15.3%, respectively, of our total consolidated revenue was from contracts funded by the DOE. Our business strategy and profitability rely on our ownership of unique disposal facilities. A significant amount of our revenue is derived from large one-time projects.
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
As of December 31, 2013, we had outstanding debt balances of $440.0 million under our senior secured credit facility and $300.0 million under our senior notes. Our substantial debt could have important consequences to us, including the following:

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
Borrowings under our senior secured credit facility bear interest at variable rates. As of December 31, 2013, the interest rate of our term loan was 7.25% and the revolving credit facility was 6.75%. Assuming that the term loan interest rate and principal balance remain constant during the following years, our interest payment obligations related to the term loan obligations would be approximately $31.9 million for each of the next five years. Based on the amount of variable rate debt outstanding and the interest rate at December 31, 2013, a hypothetical 1% increase in interest rates would increase our annual interest expense by approximately $4.4 million. If interest rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial debt would intensify.
Outstanding balances under our senior notes due 2018 bear interest at a 10.75% fixed interest rate. At this rate and assuming an outstanding balance of $300.0 million as of December 31, 2013, our annual debt service obligations would be $32.3 million. Based on the amount of outstanding debt and its fixed interest rate we must use a substantial portion of our cash flow from operations to redeem all or a portion of our senior notes and to pay interest and other fees associated with our senior notes, which could reduce the funds available to us for other purposes and could significantly increase our debt.
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
For example, in connection with our agreement with Exelon regarding the decommissioning of Zion Station, we delivered a $200.0 million letter of credit to Exelon relating to our present and future obligations. Under our contract with Exelon and our NRC license, the letter of credit must remain in place for the duration of the Zion Station project, which we expect will occur no earlier than 2020. The letter of credit is collateralized by $200.0 million in restricted cash, which we initially obtained in 2010 through borrowings on our senior secured credit facility. Although there are provisions for step downs in the amount of the letter of credit toward the end of the Zion Station project, any release of our obligation to maintain this letter of credit is at Exelon’s discretion, and we do not expect that Exelon will release us from this obligation. Exelon may cause the letter of credit to be drawn upon to fund a backup trust upon the occurrence of one of the following conditions (i) our failure to maintain the required letter of credit from a qualified financial institution, (ii) our bankruptcy or the bankruptcy of ZionSolutions, (iii) the cessation by ZionSolutions to provide all or substantially all decommissioning services for a period of longer than one year, (iv) our failure to make a payment pursuant to our guarantee of ZionSolutions’ obligations, or (v) ZionSolutions’ failure to use diligent efforts to perform services according to the agreed upon schedule. If we exhaust our resources and ability to complete the D&D activities, and in the event of a material default under a credit support agreement we entered into with Exelon in connection with the Zion project, Exelon may exercise its rights to take possession of ZionSolutions. At that point, through its ownership of ZionSolutions, Exelon, and not the Company, would then be entitled to draw on the funds associated with the $200.0 million letter of credit. Under the terms of our financing arrangements, we obtained restricted cash and took on the liability for the letter of credit. In addition to providing this letter of credit, we also provided a guarantee as primary obligor to the full and prompt payment and performance by ZionSolutions of all its obligations under the various agreements with Exelon and pledged 100% of our interests in ZionSolutions to Exelon. We also granted an irrevocable easement of disposal capacity of 7.5 million cubic feet at our Clive disposal facility and purchased the insurance coverage required of a licensee under the NRC’s regulations.
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
Our failure to comply with obligations under our senior secured credit facility, including satisfaction of the financial ratios, would result in an event of default under the facilities. A default, if not cured or waived, would prohibit us from obtaining further loans under our senior secured credit facility and permit the lenders thereunder to accelerate payment of their loans and not renew the letters of credit which support our bonding obligations. If we are not current in our bonding obligations, we may be in breach of our contracts with our customers, which generally require bonding. In addition, we would be unable to bid or be awarded new contracts that required bonding. If our debt is accelerated, we currently would not have funds available to pay the accelerated debt and may not have the ability to refinance the accelerated debt on terms favorable to us or at all particularly in light of the tightening of lending standards as a result of the ongoing financial crisis. If we could not repay or refinance the accelerated debt, we would be insolvent and could seek to file for bankruptcy protection. Any such default, acceleration or insolvency would likely have a material adverse effect on the market value of our senior notes.
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
Fluctuations in quarterly results, lower than anticipated revenue or our failure to meet published analyst forecasts, could negatively impact the price of our senior notes.

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
We are required to meet licensing and safety‑related requirements imposed by the NDA and other regulatory agencies in the U.K. In the event of non-compliance, the NDA or other regulatory agencies may increase regulatory oversight, impose fines and/or shut down a facility, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by regulatory agencies could necessitate capital expenditures, as well as proportionate assessments against us to cover third‑ party losses.
If a nuclear incident were to occur at one of the nuclear facilities operated by us, there could be environmental, health and public safety consequences. A nuclear incident could lead to the termination of our position as the operator of that facility and/or other nuclear facilities and potentially impact other segments of our business.
The elimination or any modification of the Price‑Anderson Act’s indemnification authority, which is applicable to certain of our operations, could harm our business.
The AEA comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price‑ Anderson Act, provides for broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract for a licensed power plant or under a DOE prime contractor transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price‑Anderson Act was extended through 2025 by the Energy Policy Act of 2005.
The Price‑Anderson Act’s indemnification provisions generally do not apply to our processing and disposal facilities and do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price‑Anderson Act indemnification, we could incur substantial losses, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price‑Anderson Act. If such indemnification authority is not applicable in the future, we may not be able to obtain commercially adequate insurance on a cost effective basis, or at all and our business could be adversely affected if the owners and operators of new facilities elect not to retain our services.
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
Demand for our services has been and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. During economic downturns, the ability of private and government entities to make expenditures on nuclear services is likely to be curtailed. Our Commercial Services customers have reduced their spending on nuclear services during the recent economic downturn and despite the recent recovery in equity markets, they have not increased their spending to levels prior to the downturn. In particular, our operations depend, in part, upon government funding and especially upon funding levels at the NDA and DOE. Significant changes in the level of government funding (for example, the annual budget of the NDA or DOE) or specifically mandated levels for individual programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows. For example, although the Magnox Contract funding for the 2013/2014 contract year increased over the 2012/2013 contract year, the NDA may reduce Magnox funding allocations in the future as the NDA directs funds to meet the funding requirements of other “high hazard” sites that are perceived to pose a greater degree of risk.
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
We may not be successful in entering into new license stewardship arrangements or facility-wide D&D contracts with owners and operators of shut-down nuclear plants.
We continue to market our license stewardship solution to the owners and operators of shut-down nuclear reactors in SAFSTOR or monitored storage. We also continue to market our D&D management experience and expertise to win conventional facility-wide D&D contracts with owners and operators of shut-down nuclear reactors. Although we believe we offer an attractive alternative to deferring decommissioning and related risks to the reactor owner, the following factors may adversely affect our efforts:

•
owners and operators of shut-down nuclear reactors have the option of maintaining their reactors in SAFSTOR or monitored storage, allowing their decommissioning trust fund to grow and eventually pursue a D&D program in the future;

•	uncertainty regarding the appropriate tax and regulatory treatment may prevent owners and operators of nuclear power plants from entering into these kinds of arrangements with us;

•	if a plant’s decommissioning trust fund has decreased or failed to grow, the fund may not be large enough to make license stewardship or facility-wide D&D contracts economically feasible;

•	we may fail to obtain the necessary approvals and licenses from the NRC and the applicable state public utility commission on terms we find acceptable, or at all;

•	these contracts may require us to post letters of credit or surety bonds that we may be unable to obtain on reasonable terms, or at all;

•
as the owner of the reactor assets and the holder of the NRC license, we may be subject to unforeseen environmental liabilities, including fines for non-compliance with environmental requirements and costs associated with the clean-up of unanticipated contamination; and

•	if we underestimate the costs or timing of D&D activities at a particular site, the project may not be profitable for us.
Whether under our license stewardship arrangements or facility-wide D&D contracts, we would assume the D&D obligations of owners of shut-down nuclear facilities. We anticipate the costs of this process will be paid exclusively from the decommissioning trust fund of the related facility. We would commit to undertake a particular arrangement only if we believed the decommissioning trust fund would be sufficient to fund the D&D activities including a reasonable profit. However, if the investment of the trust fund is not appropriately managed to achieve a targeted return, or such funds are adversely affected by market conditions or investment returns, there may not be sufficient funds in the trust fund to complete the obligations we have assumed. Moreover, the costs of D&D could exceed the amounts in the trust fund and we may not be able to draw from other sources of funds, including funds from our other operations, to meet the costs of the project. Any of these outcomes would expose us to significant financial risk.

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
Our business and operating results could be adversely affected by losses under fixed‑price contracts.
Fixed‑price contracts require us to perform all work under the contract for a specified lump-sum. Fixed‑price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and regulatory, economic or other changes that may occur during the contract period. If we have underestimated the costs of our fixed‑price contracts, we may experience losses on such contracts and, in certain circumstances, those losses could be material.
If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.
In some instances, we guarantee a customer that we will complete a project by a scheduled date or within a specified budget. For example, in connection with our reactor decommissioning program, we guarantee that we will complete the decommissioning of a nuclear power plant that is currently shut down within both a particular time frame and budget. Sometimes, we also guarantee that a project, when completed, will achieve certain performance standards. If we fail to complete the project as scheduled or budgeted, or if the project fails to meet guaranteed performance standards, we may be held responsible for the impact to the customer resulting from any delay or for the cost of further work to achieve the performance standards, generally in the form of contractually agreed-upon penalty provisions. As a result, the project costs could exceed our original estimate, leading to reduced profits or a loss for that project.

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
We may not be able to identify suitable acquisition targets or negotiate attractive terms in the future. In addition, our ability to complete acquisitions is limited by covenants in our senior secured credit facility and other credit arrangements and by our financial resources, including available cash and borrowing capacity. Given the tight debt markets, we may be unable to make acquisitions. If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected.
Our success depends on attracting and retaining qualified personnel in a competitive environment.
Our operations require the services of highly qualified operations personnel and management, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction in the U.S. since the mid-1970s, there have been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science‑based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. Also, the Company has continued to realign senior management to reflect ongoing changes in business opportunities, priorities and strategies. As part of the realignment, several of our executive officers and members of senior management are no longer with the Company. We face increasing competition and expense to attract and retain other qualified personnel. Loss of key personnel or failure to attract qualified management and other personnel could have an adverse effect on our ability to operate our business and execute our business strategy.

An impairment charge could have a material adverse effect on our financial condition and results of operations.
We are required to test acquired goodwill for impairment on an annual basis. Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. We have chosen to complete our annual impairment reviews of goodwill in the second quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our finite‑lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the finite‑lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions towards our facilities and other factors. If the fair market value of our reporting units is less than their book value, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our business, including such factors as industry performance, changes in technology and operating cash flows. Changes in our forecasts could cause book values of certain reporting units to exceed their fair values, which may result in goodwill impairment charges. The amount of any impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
As of December 31, 2013, we had $309.5 million of goodwill and $214.4 million of finite‑lived intangible assets, which collectively represented 21.8% of our total assets of $2.4 billion as of December 31, 2013.
Due to changes in management, decreased earnings guidance and a debt rating downgrade that occurred during the latter part of the second quarter of 2012, our stock price and corresponding market capitalization declined significantly. As a result management performed a comprehensive review of its financial forecasts and adjusted its estimates of future cash flows. These events prompted us to perform an interim goodwill impairment test as of both June 30, 2012 and September 30, 2012. Based on the first step of the analysis each of our reporting units’ fair value exceeded their carrying value. However, as of September 30, 2012, the fair value of the International reporting unit exceeded its carrying value by less than 5% using a weighted average discount rate of 20% and a residual growth rate of 2.5%. The goodwill balance of our International reporting unit as of September 30, 2012 was $55.0 million. A hypothetical increase in the weighted average discount rate of 0.5% would decrease the calculated fair value as a percentage of book value for the International reporting unit by 1.6%. The calculated fair value of each of our other reporting units exceeded the reporting unit’s book value by amounts greater than 5% of their book value. Although the fair value of each of the reporting units currently exceeds their carrying value, a deterioration of market conditions, an adverse change in regulatory requirements, reductions in government funding, failure to win new business or re-bids of current contracts could result in a future impairment loss.
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
These arrangements also involve risks that participating parties may disagree on business decisions and strategies. These disagreements could result in delays, additional costs and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our results of operations.
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

If material weaknesses in our internal control over financial reporting are identified in the future, we may be unable to provide required financial information in a timely and reliable manner our management may not be able to report that our internal control over financial reporting is effective in accordance with Section 404 of the Sarbanes‑Oxley Act. There could also be a negative reaction in the markets due to a loss of investor confidence in us and the reliability of our financial statements and, as a result, our business may be harmed and the price of our senior notes may decline.
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
We have been, and will likely continue to be, subject to cyber‑based attacks and other attempts to threaten our information technology systems, including attempts to gain unauthorized access to our proprietary or classified information and attacks from computer hackers, viruses, malicious code and other security problems. As a U.S. government contractor and our role within the nuclear industry, we may be prone to a greater number of those threats than companies in other industries. From time to time, we experience system interruptions and delays; however, prior cyber‑based attacks directed at us have not had a material adverse impact on our results of operations. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, the value of intellectual property, our future financial results, or our reputation.
Our operations are subject to taxation and regulation by federal, state, local and other governmental entities.
We have deferred tax assets for net operating loss carry‑forwards. We also currently benefit from research and development credits which reduce our overall tax rate. The expiration of the net operating loss carry‑forwards and inability to qualify for future tax credits or changes in governing rules and regulations could result in a material increase in our taxes and effective tax rate. We may not have the ability to pass on the effect of such increase to our customers and, as a result, we could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
As of December 31, 2013, we owned 11 properties, leased 36 properties and operated 1 property pursuant to a long-term lease with the state of South Carolina. We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any reasonable foreseeable needs that may arise. The following table provides summary information of our owned and leased real property, exclusive of renewal options:

Property	Segment	Use	Space	Lease Expiration
Owned
Barnwell, South Carolina	LP&D	Materials processing and packing	1,627 acres	N/A
Barnwell, South Carolina	LP&D	Materials processing and packing	71 acres	N/A
Clive, Utah	LP&D	Treatment and disposal facility	1,557 acres	N/A
Columbia, South Carolina	LP&D	Cask Maintenance facility	16 acres	N/A
Kingston, Tennessee—Gallaher Road	LP&D	Waste processing operations	79 acres	N/A
Memphis, Tennessee	LP&D	Waste processing operations	13 acres	N/A
Oak Ridge, Tennessee—Manufacturing Sciences Corporation	LP&D	Metals manufacturing and fabrication	15 acres	N/A
Oak Ridge, Tennessee—Bear Creek	LP&D	Waste processing operations	45 acres	N/A
Oak Ridge, Tennessee—Shaw property	LP&D	Waste processing operations	33 acres	N/A
Oak Ridge, Tennessee—K-792 Rail yard	LP&D	Rail facility	12 acres	N/A
Antonito, Colorado—Transload property	LP&D	Rail facility	19 acres	N/A
Leased
Aiken, South Carolina	Projects	General office space	11,431 sq ft.	4/17/2016
Albuquerque, New Mexico	Projects	General office space	6,000 sq ft.	10/31/2014
Barnwell, SC	LP&D	Warehouse	10,000 sq ft.	5/31/2014
Beijing, China	Products	General office space	150 sq ft.	8/14/2014
Brampton, Ontario	LP&D	General office space	129,720 sq ft.	10/31/2021
Brossard, Québec	LP&D	General office space	1,500 sq ft.	8/30/2015
Campbell, California	Projects and Products	General office space	3,032 sq ft.	1/31/2016
Columbia, Maryland	Projects and Products	General office space	18,946 sq ft.	8/31/2020
Columbia, South Carolina	Products	General office space	27,627 sq ft.	6/30/2022
Cumbria—Loweswater Pavilion, United Kingdom	International	General office space	4,560 sq ft.	3/17/2016
Cumbria—Unit 2, United Kingdom	International	General office space	942 sq ft.	1/30/2015
Cumbria—Units 5 & 6, United Kingdom	International	General office space	1,921 sq ft.	9/25/2014
Cumbria—Unit 7, United Kingdom	International	General office space	950 sq ft.	6/2/2016
Danbury, Connecticut	Products	General office space	6,704 sq ft.	11/30/2014
Deep River, Ontario	Projects	General office space	1,050 sq ft.	10/31/2014
Elkhorn, WI	Products	General office space	216 sq ft.	1/31/2014
Englewood, Colorado	Projects	General office space	4,389 sq ft.	2/1/2018
Idaho Falls, Idaho	Projects	General office space	5,376 sq ft.	4/30/2015
Knoxville, Tennessee	All	Data center space	60 sq ft.	3/17/2015
Los Alamos, New Mexico	Projects	General office space	6,471 sq ft.	3/1/2015
Los Alamos, New Mexico	Projects	General office space	1,480 sq ft.	1/31/2015
McLean, Virginia	LP&D	General office space	120 sq ft.	8/31/2014
Mississauga, Ontario	Projects	General office space	5,789 sq ft.	7/31/2016
Oak Ridge, Tennessee—Commerce Park	Projects and Products	General office space	31,251 sq ft.	3/31/2015
Oak Ridge, Tennessee—Portal 10	LP&D	Transload Area	3 acres	8/2/2014
Oak Ridge, Tennessee—Scarboro Road	Projects	General office space	15,100 sq ft.	7/31/2016
Richland, Washington—Hertz	Projects	General office space	6,200 sq. ft.	9/30/2018
Richland, Washington—Stevens Drive	Products	General office space	32,300 sq ft.	9/30/2018
Richland, Washington—WSU	Projects	Research and office space	13,132 sq ft.	6/30/2014
Salt Lake City, Utah	All	Corporate offices	36,578 sq ft.	12/31/2016
Salt Lake City, Utah—Gateway	All	Corporate offices	39,494 sq ft.	12/31/2022
Swindon, United Kingdom	International	General office space	7,187 sq ft.	10/13/2018

Tooele, Utah	LP&D	General office space	1,230 sq ft.	12/31/2014
Washington, D.C.	Projects and Products	General office space	5,035 sq ft.	9/30/2017
Washington, D.C.	All	General office space	150 sq ft.	4/30/2014
Zion, Illinois—Zion Station	Products	D&D operations	193 acres	8/31/2020
Operating Rights
Barnwell, South Carolina	LP&D	Treatment and disposal facility	235 acres	4/5/2075

Item 3.   Legal Proceedings
Various legal proceedings are pending against our subsidiaries and us. The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.
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
The plaintiffs claim that payments from the NDT fund to ZionSolutions for decommissioning the Zion Station are in violation of Illinois state law, Illinois state law entitles the utility customers of Com Ed to payments (or credits) of a portion of the NDT fund and that Bank of New York Mellon was inappropriately appointed by ZionSolutions as trustee of the NDT fund. The plaintiffs seek to enjoin and recover payments from the NDT fund to ZionSolutions, that payments (or credits) of a portion of the NDT fund be made to utility customers of Com Ed, the appointment of a new trustee over the NDT fund, an accounting from Bank of New York Mellon of all assets and expenditures from the NDT fund and costs and attorneys fees. The plaintiffs also seek class action certification for their claims. On September 13, 2011, the defendants filed a motion to dismiss the plaintiffs’ claims. On July 29, 2013, the U.S. District Court for the Northern District of Illinois, Eastern Division dismissed the entire lawsuit. The plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. The Seventh Circuit affirmed the dismissal on January 31, 2014 and denied the plaintiffs’ motion for rehearing en banc on February 28, 2014.

Litigation Relating to the Merger with Energy Capital Partners
Following the Company’s January 7, 2013 announcement that it had entered into a Merger Agreement providing for the acquisition of the Company, by Parent, an entity formed by Energy Capital Partners, ten purported class action lawsuits were brought against us, the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub. Six lawsuits were filed in the Delaware Court of Chancery, captioned Printz v. Rogel, et al., C.A. No. 8302-VCG (Jan. 10, 2013); Bushansky v. EnergySolutions, Inc., et al., C.A. No. 8210 (Jan. 11, 2013); Danahare v. EnergySolutions, Inc., et al., C.A. No. 8219 (Jan. 15, 2013); Graham v. EnergySolutions, Inc., et al. (Jan. 15, 2013), and Lebron v. EnergySolutions, Inc., et al., C.A. No. 8223 (Jan. 15, 2013); Louisiana Municipal Police Employees’ Retirement System v. EnergySolutions, Inc., et al., C.A. No. 8350 (Feb. 22, 2013), (the “Delaware actions”).

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

Without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, EnergySolutions, Inc., the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub entered into a settlement agreement with the plaintiffs. The Delaware and Utah courts approved the settlement agreement and dismissed the Delaware actions and Utah actions, respectively.
EnergySolutions, Inc. vs. Kurion, Inc. et al.

On March 6, 2013, the Company filed a lawsuit against Kurion Inc. and John Raymont, Jr. and Mark Denton, two former EnergySolutions employees now employed by Kurion to enforce contractual and intellectual property rights related to EnergySolutions’ waste treatment and vitrification technologies. The lawsuit was initially filed in the Third Judicial District Court in and for Salt Lake City, Utah. The Utah action was dismissed on personal jurisdiction grounds. EnergySolutions filed lawsuits to enforce the same contractual and intellectual property rights related to EnergySolutions’ waste treatment and vitrification technologies in the Supreme Court of the State of New York, County of New York, on November 22, 2013 and in the State of South Carolina Court of Common Pleas County of Richland on November 22, 2013. The Company seeks monetary and punitive damages, and asks the court to enjoin further sales of all Kurion products and services that utilize or derive from the confidential and proprietary technology misappropriated from EnergySolutions. Kurion filed a claim against EnergySolutions in the Superior Court of the State of California County of Orange Central Justice Center on October 21, 2013, alleging breach of contract and asking the court for costs, reasonable attorneys’ fees and unspecified damages. The lawsuits remain in initial procedural motions regarding the jurisdiction of the various courts over the subject matter and parties.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information
Our common stock began trading on the NYSE under the symbol "ES" on November 15, 2007. The following table sets forth the highest and lowest sales prices of our common stock as reported in the Consolidated Transactions Reporting System for each full quarterly period within the two most recent fiscal years:

	Highest	Lowest
2013
First Quarter	$3.96	$3.10
Second Quarter	$4.15	$3.70

2012
First Quarter	$5.43	$3.14
Second Quarter	$4.95	$1.43
Third Quarter	$2.98	$1.53
Fourth Quarter	$3.63	$2.45

On May 24, 2013, each issued and outstanding share of common stock of the Company (other than shares of Company common stock held in the treasury of the Company or owned by Parent, affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who had validly exercised and perfected their appraisal rights under Delaware law), was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on that date.

The Company continues its operations as a privately-held company. The Company's reporting obligations under Section 15(d) of the Exchange Act on account of its common stock were suspended effective January 1, 2014. We no longer file periodic reports with the SEC on account of our common stock, but continue to have public reporting obligations with the SEC with respect to our 10.75% Senior Notes due 2018, as required by the indenture governing such Senior Notes.
We have not paid dividends since the third quarter of 2010. Dividend payments to shareholders, among other payments, are included under the definition of restricted payments in our senior secured credit facility. Our credit facility allows for restricted payments not to exceed $10.0 million during any period of four consecutive fiscal quarters and an additional basket for restricted payments not to exceed 30% of the cumulative available excess cash flow at any time, with such restricted payments permanently reducing the 30% basket.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this report for disclosure relating to our equity compensation plans.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.    Selected Financial Data
The following table presents selected financial data derived from the audited consolidated financial statements of EnergySolutions, Inc. The financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements that are not included within this Annual Report on Form 10-K. This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K which includes a discussion of factors that materially affect the comparability of the information presented and in conjunction with consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands of dollars, except for per share data)
Statement of operations data:
Revenue	$1,804,398	$1,807,505	$1,815,514	$1,752,042	$1,623,893
Cost of revenue(1)(5)	(1,606,958)	(1,645,487)	(1,640,966)	(1,548,080)	(1,408,232)
Asset retirement obligation cost estimate adjustments(1)(2)	—	8,708	(94,860)	(4,786)	—
Selling, general and administrative expenses(3)	(132,384)	(122,814)	(132,386)	(133,184)	(125,319)
Acquisition related expenses(4)	(32,577)	—	—	—	—
Restructuring costs(3)(5)	(5,500)	(15,397)	—	—	—
Impairment of goodwill(6)	—	—	(174,000)	(35,000)	—
Equity in income of unconsolidated joint ventures	4,465	7,392	11,103	13,120	7,573
Income (loss) from operations(2)(5)(6)	31,444	39,907	(215,595)	44,112	97,915
Net income (loss) attributable to EnergySolutions(5)(6)(7)	(54,653)	3,982	(196,181)	(22,001)	50,832
Net income (loss) per share data:
Basic	N/A	$0.04	$(2.21)	$(0.25)	$0.58
Diluted	N/A	0.04	(2.21)	(0.25)	0.57
Cash dividends declared per common share	N/A	$—	$—	$0.075	$0.10
Number of shares used in per share calculations (in thousands):
Basic	N/A	89,640	88,819	88,538	88,318
Diluted	N/A	89,640	88,819	88,538	88,436
Other data:
Amortization of intangible assets(8)	$25,808	$25,907	$26,032	$25,686	$25,271
Capital expenditures(9)	15,199	20,345	23,734	17,034	24,389
Balance sheet data:
Working capital(10)	$11,763	$149,755	$144,227	$153,615	$120,238
Cash and cash equivalents	84,213	134,191	77,213	60,192	15,913
Total assets	2,420,543	2,655,462	3,015,933	3,425,499	1,511,175
Total debt(11)	731,814	815,169	812,734	840,160	524,111
_______________________________________________________________________________

(1)
Together, cost of revenue and asset retirement obligation ("ARO") cost adjustments represent total cost of revenue as reported in the accompanying consolidated statements of operations and comprehensive income (loss).

(2)
ARO cost estimate adjustments recorded for the Zion Station project, for which no corresponding revenue was recognized during those years. For further discussion see Note 12, "Facility and Equipment Decontamination and Decommissioning," to our "Consolidated Financial Statements" included under Item 15 of this annual report.

(3)
Together, selling, general and administrative expenses ("SG&A"), acquisition related expenses and restructuring costs represent total SG&A as reported in the accompanying consolidated statements of operations and comprehensive income (loss).

(4)	Merger Transaction costs related to the May 24, 2013 acquisition of EnergySolutions by Rockwell.

(5)
Includes restructuring costs such as employee termination benefits, asset write downs and facility closing costs incurred to reduce our future operating costs and improve profitability within the U.S. operations.

(6)
For the year ended December 31, 2011 we recorded a $174.0 million non-cash goodwill impairment charge of which $35.0 million is related to the Projects and $139.0 million is related to LP&D. For the year ended December 31, 2010, we recorded a $35.0 million non-cash goodwill impairment charge attributable to our Projects.

(7)
Includes a $2.4 million donation of an engineering research facility to Washington State University and a $5.0 million legal accrual related to pending settlements on certain legal matters both recorded during the year ended December 31, 2012.

(8)
Represents the non-cash amortization of intangible assets such as permits, technology, and customer relationships and non-compete agreements acquired through our business acquisitions during 2005, 2006 and 2007. Portions of this non-cash amortization expense are included in both cost of revenue and selling, general and administrative expenses.

(9)
For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures," included under Item 7 of this annual report.

(10)	Consists of current assets less current liabilities.

(11)
Includes approximately $310.6 million, $310.3 million and $310.3 million, as of December 31, 2012, 2011 and 2010, respectively, of borrowings under the senior secured credit facility held in a restricted cash account as collateral for the Company's reimbursement obligations with respect to letters of credit. For further discussion see Note 10, "Long-Term Debt" to our "Consolidated Financial Statements" included under Item 15 of this annual report.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
We are a leading provider of a broad range of nuclear services to government and commercial customers who rely on our expertise to address their needs throughout the lifecycle of their nuclear operations. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, operation of nuclear reactors, logistics, transportation, processing and LLRW disposal. We derive almost 100% of our revenue from the provision of nuclear services. We operate facilities for the processing and disposal of radioactive materials, including our facility in Clive, Utah, four facilities in Tennessee, two facilities in Barnwell, South Carolina and one facility in Brampton, Ontario.

We have contracts with government and commercial customers. Our government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE"), U.S. Department of Defense ("DOD"), the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") and state agencies. We provide services to our government customers such as the management and operation ("M&O"), and/or clean-up of facilities with radioactive materials. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, manufacturing and industrial facilities, hospitals, universities and other commercial entities that are involved with nuclear materials. We provide a broad range of on-site services, including D&D services and comprehensive long-term stewardship D&D work for shut-down nuclear power plants and similar operations, to our commercial customers. We also provide a broad range of logistics, transportation, processing and disposal services, turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities such as hospitals, research facilities and other manufacturing and industrial facilities.

On January 7, 2013, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation (the "Parent" or "Rockwell") and Rockwell Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") established as an acquisition vehicle for the purpose of acquiring the Company. Parent and Merger Sub are affiliates of Energy Capital Partners II, LP and its parallel funds (together with its affiliates, "Energy Capital" or "ECP"), a private equity firm focused on investing in North America's energy infrastructure. The Merger Agreement was later amended on April 5, 2013. On May 24, 2013, each issued and outstanding share of common stock of the Company was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on that date. The Company continues its operations as a privately-held company. We refer to the May 24, 2013 acquisition of EnergySolutions by Rockwell as the "Merger Transaction".

We refer to the May 24, 2013 acquisition of EnergySolutions by Rockwell as the "Merger Transaction". The following events describe the transactions that occurred in connection with the Merger Transaction:

•
Parent and EnergySolutions purchased and retired all of the Company's outstanding common stock as of the Merger Date and paid approximately $383.9 million in cash to the Company's stockholders. Of the total amount paid, EnergySolutions directly purchased 1.8 million shares for $7.3 million from cash on hand. The 1.8 million shares were issued as a result of accelerated vesting of previously issued restricted stock awards due to the change in control.

•
Parent paid $10.9 million of Merger Transaction related costs on behalf of EnergySolutions. Payments made by Parent on the Company's behalf were accounted for as capital contributions. Of the $10.9 million transaction costs, approximately $3.1 million was capitalized as debt issuance costs and the remainder was expensed on the Merger Date and is included in the consolidated statements of operations and comprehensive income (loss) under selling, general and administrative ("SG&A") expenses.

•
EnergySolutions incurred $32.6 million of Merger Transaction related expenses. These expenses were comprised primarily of employee incentive compensation and related payroll taxes of $21.0 million and professional fees of $11.6 million. These expenses were included in the consolidated statements of operations and comprehensive income (loss) under cost of revenue and SG&A expenses.

On October 11, 2013, we entered into Amendment No. 3 to the Credit Agreement (the "Third Loan Amendment"). The Third Loan Amendment extended the mandatory debt payment deadline on our collective senior debt to 270 days after the Third Loan Amendment's effective date of October 15, 2013, and increased the applicable margin for our senior secured term loan by 0.50% until we reduce the aggregate outstanding amount of senior secured term loan under the amended Credit Agreement and our 10.75% Senior Notes due 2018 to $675.0 million or less. In the event that the outstanding principal amount of our collective senior debt exceeded $675.0 million at the end 180 days from the Third Loan Amendment's effective date, the applicable margin for our senior secured credit facility will be increased by an additional 0.25%. Upon the date that the aggregate outstanding amount of senior debt is $675.0 million or less, the applicable margin for our senior secured credit facility will be decreased by 0.50%, back to the interest rates prior to the effective date of the Third Loan Amendment. In connection with this Third Loan Amendment, we paid a consent fee to each lender equal to 0.25% of the sum of the outstanding term loan and revolving commitments of such lenders as of the effective date of the Third Loan Amendment, and we reimbursed the administrative agent for fees, charges and disbursements of counsel in connection with preparation of the Third Loan Amendment. We prepaid an additional $14.4 million of term loan debt on October 7, 2013 funded by ECP equity contributions to the Company. Subsequent to year end, we made additional principal payments totaling $87.0 million, with funds released from our restricted cash account, bringing our senior debt balance down to $653.0 million. As a result, we have met the requirements of the Third Loan Amendment and the interest rates on the senior secured term loan and revolving credit facility decreased to 6.75 and 6.25%, respectively.
During the fourth quarter of 2012, we announced a restructuring of our company, including a reduction in force. This restructuring was the first step on the path to achieve our strategic objectives to reduce the costs of delivering our products and services, to strengthen our balance sheet and to grow our business. This restructuring reduced our annual costs by approximately $35.0 million. We will reinvest part of the cost savings from this restructuring into strengthening our existing businesses as well as pursuing new growth opportunities. Greater efficiency is also expected to lead to greater cash flow and further reductions in our total debt.
We continue our work on the Magnox contract. The Magnox contract has been extended and is scheduled to expire on September 30, 2014. As expected, the NDA published a notice advising of its intention to launch the contract rebid process that is expected to be completed in late 2013. We are competing for the rebid of the Magnox contract by teaming with one other partner and expect to be notified by the NDA by the end of March 2014 regarding results of the competition.
The foregoing projections, expectations and estimates, together with all other forward-looking statements regarding the project, are based upon current assumptions and are subject to various risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.
Our results of operations for year ended December 31, 2013 included $32.6 million of Merger Transaction related expenses. These expenses were comprised primarily of employee incentive compensation and related payroll taxes of $21.0 million and professional fees of $11.6 million.
Our results of operations for year ended December 31, 2012 included a favorable asset retirement obligation ("ARO") cost estimate adjustment of $8.7 million for the Zion Station project and a $15.4 million non-recurring restructuring charges related to the reorganization of our operations in the U.S. Also during 2012, the Company determined that it had a need to repatriate cash from certain foreign jurisdictions. Consequently, the Company changed its prior assertion regarding permanent reinvestment of foreign earnings for the related foreign entities. There was a dividend paid from U.K. operations to the U.S. of approximately $31.6 million and the Company began recording deferred taxes related to all future foreign income or loss for these entities.
Our results of operations for the year ended December 31, 2011 include an ARO charge of $94.9 million related to the Zion schedule and cost update, a $174.0 million non-cash charge for the impairment of goodwill and a $29.5 million non-cash charge for a valuation allowance recorded against certain of our deferred tax assets. Excluding these charges, income from operations in 2011 would have been $53.3 million, net income would have been $104.8 million.
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
Components of Revenue and Expenses
Revenue and Cost of Revenue
Projects Group
We generate revenue in our Projects Group primarily from M&O and clean-up services on DOE and DOD sites that have radioactive materials. Under Tier 1 contracts, we typically provide services as an integrated member of a prime contract team. Under Tier 2 subcontracts, we provide services to Tier 1 contractors on a subcontracted basis. Tier 1 contracts often include an award fee in excess of incurred costs and may also include an incentive fee for meeting contractual targets, milestones, or performance factors.
Historically, the majority of our Projects Group revenue has been generated from either Tier 1 cost-reimbursable contracts with award (typically based on a percentage of cost) or incentive (typically success-based) fees, or Tier 2 subcontracts that are cost-reimbursable, fixed-price, unit-rate and time and material contracts. When we have provided services as an integrated member of a Tier 1 prime contract team, we have typically entered into contracts with the other members of the team in which we share the award or incentive fees under the customer contract. The revenue characteristics of these contracts are as follows:

•
Tier 1 Contract, Acting as Lead Prime Contractor.  In situations where we act as lead prime contractor in a fee-sharing arrangement, we submit invoices to the customer for recovery of costs incurred in providing project services and we also submit to the customer the cost-recovery invoices of the other team members that have been submitted to us. Depending on the nature of the contract, we typically recognize as revenue the entire amount of our fee and cost reimbursement as lead prime contractor and record an expense for the portion of the fee and cost reimbursement that we pay to the other team members in proportion to their respective percentages of the fee-sharing arrangement and costs. As a result, when we act as lead prime contractor, we recognize higher revenue and may realize higher gross profits than when we do not act as lead prime contractor.

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

Revenue in our Projects Group can fluctuate significantly from period to period because of differences in the timing and size of contract awards in any given period, whether or not we are required to consolidate an entity under a joint venture agreement and reflect its revenue within our financial statements, the completion or expiration of large contracts and delays in congressional appropriations for contracts we have been awarded.
We typically generate revenue in our Project Group pursuant to long-term contracts. The process of bidding for government contracts is extremely competitive and time-consuming. Discussions relating to a potential government contract often begin one or two years before release of an RFP. An additional year or two may pass between the government's announcement of an RFP and its award of a contract and an additional several months may pass before we begin to recognize revenue in connection with contracts we are awarded.
Revenue in our Projects Group also depends on the decisions of our customers to incur expenditures for third-party nuclear services. For example, they may choose to store radioactive materials on site, rather than transporting materials for commercial processing and disposal at third party facilities, such as our Clive, Utah facility. Similarly, customers may defer entering into contracts for D&D services at nuclear plants that have been shut down until such time as they have additional dedicated funds to perform that work.
Cost of revenue in our Projects Group consists primarily of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects and travel expenses. Cost of revenue also includes the accretion expense related to our Zion ARO, Zion ARO settlement gains or losses as work is performed on the Zion Station decommissioning project and any changes in cost estimates related to the Zion ARO.
Products Group
We generate revenue in our Products Group through fixed-price, unit-rate and cost-reimbursable contracts with power and utility companies that operate nuclear power plants and, to a lesser extent, with pharmaceutical companies, research laboratories, universities, industrial facilities and other commercial entities that have nuclear-related operations.
Revenue in our Products Group can fluctuate significantly from period to period because of differences in customer requirements, which depend upon the operating schedules of nuclear reactors, emergency response operations and other clean-up events. The operating schedules of nuclear reactors are affected by, among other things, seasonality in the demand for electricity and reactor refueling and maintenance schedules. Power and utility companies typically schedule refueling and maintenance to coincide with periods of reduced power demand periods in the spring and fall. Therefore, our revenue is typically higher during these periods due to the increased demand for our on-site services. Our revenue also fluctuates from period to period as our commercial power and utility customers start or terminate project operations. Revenue from emergency response operations and other clean-up activities may also cause fluctuations in our results due to the unanticipated nature of events that result in these projects.
Cost of revenue in our Products Group consists primarily of compensation and benefits to employees, outsourcing costs for subcontractor services, costs of goods purchased for use in projects and travel expenses.
LP&D Group
We generate revenue in our LP&D Group primarily through unit-rate contracts for the transportation, processing and disposal of radioactive materials. In general, the unit-rate contracts entered into by our LP&D Group use a standardized set of purchase order-type contracts containing standard pricing and other terms. By using standardized contracts, we are able to expedite individual project contract negotiations with our customers through means other than formal bidding processes. For example, our life-of-plant contracts provide nuclear power and utility company customers with Class A LLRW and MLLW processing and disposal services for the remaining lives of their nuclear power plants, as well as D&D waste disposal services after those plants are shut down. These contracts generally provide that we will process and dispose of substantially all of the Class A LLRW and MLLW generated by those plants for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed and often include periodic price adjustments. Although life-of-plant contracts may be terminated before decommissioning work is complete, we typically expect the duration of these contracts to be in excess of ten years.
Revenue in our LP&D Group can fluctuate significantly depending on the timing of our customers' decommissioning activities. We can receive high volumes of radioactive materials in a relatively short time period when a customer's site or facility is being decommissioned.
Cost of revenue in our LP&D Group consists primarily of compensation and benefit expenses of employees, outsourcing costs for subcontractor services, such as rail transportation of radioactive materials from a customer's site to one of our facilities for processing and disposal, costs of goods purchased for use in our facilities, licenses, permits, taxes on processed radioactive materials, maintenance of facilities, equipment costs and depreciation costs. Most of our fixed assets are in our LP&D Group and we recognize the majority of our depreciation costs in this Group.

International Operations
We generate revenue from our International operations primarily through Tier 1 contracts with the NDA. As a Tier 1 contractor, we are reimbursed for allowable incurred costs. In addition, we receive a range of cost efficiency fees (a percentage of budgeted costs minus actual costs for work performed) and project delivery-based incentive fees. We typically recognize as revenue the full amount of reimbursed allowable costs incurred plus the amount of fees earned and we record as expense the amount of our operating costs incurred, including all labor, benefits, travel expenses and the costs of our subcontractors.
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
Cost of revenue from our International operations consists primarily of compensation and benefits to employees, travel expenses, outsourcing costs for subcontractor services and costs of goods purchased for use in projects.
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
We segregate our SG&A expenses into two categories for reporting purposes. Segment SG&A expenses reflect costs specifically associated with each of our business groups, such as costs for segment leadership compensation and expenses, specific business development activities and other costs associated with a specific segment. Corporate SG&A expenses reflect costs associated with supporting the entire Company including executive management and administrative functions such as accounting, treasury, legal, human resources and information technology and other costs required to support the Company's operations.
Interest Expense
Interest expense includes both cash and accrued interest expense, the amortization of deferred financing costs, debt commitment fees, debt discounts and interest paid on outstanding debt and letters of credit commissions and fees.
Other Income, Net
Other income, (expense) net includes realized and unrealized gains and losses from investments classified as trading securities, interest income, mark-to-market gains and losses on our derivative contracts and transactional foreign currency gains and losses. It also includes non-operating or infrequent charges triggered by unusual events.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenue:
Projects Group	$295,816	$309,188	$411,828
Products Group	84,242	125,816	49,990
LP&D Group	236,854	233,075	252,659
International	1,187,486	1,139,426	1,101,037
Total revenue	1,804,398	1,807,505	1,815,514
Cost of revenue:
Projects Group(3)	(258,813)	(278,070)	(473,099)
Products Group	(65,397)	(99,347)	(38,853)
LP&D Group	(149,873)	(170,555)	(174,969)
International	(1,132,875)	(1,088,807)	(1,048,905)
Total cost of revenue(1)	(1,606,958)	(1,636,779)	(1,735,826)
Gross profit:
Projects Group(3)	37,003	31,118	(61,271)
Products Group	18,845	26,469	11,137
LP&D Group	86,981	62,520	77,690
International	54,611	50,619	52,132
Total gross profit	197,440	170,726	79,688
Selling, general and administrative expenses:
Group SG&A(4)	(63,275)	(55,161)	(63,617)
Corporate SG&A(4)	(107,186)	(83,050)	(68,769)
Total segment selling, general and administrative expenses(1)	(170,461)	(138,211)	(132,386)
Impairment of Goodwill(5)	—	—	(174,000)
Equity in income of unconsolidated joint ventures(2)	4,465	7,392	11,103
Total income (loss) from operations	31,444	39,907	(215,595)
Interest expense	(76,774)	(71,211)	(73,414)
Other income (expense), net	(1,566)	53,192	58,215
Income (loss) before income taxes and noncontrolling interests	(46,896)	21,888	(230,794)
Income tax benefit (expense)	(7,769)	(17,959)	37,145
Net income (loss)	(54,665)	3,929	(193,649)
Less: Net loss (income) attributable to noncontrolling interests	12	53	(2,532)
Net income (loss) attributable to EnergySolutions	$(54,653)	$3,982	$(196,181)
_____________________________

(1)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the years ended December 31, 2013, 2012 and 2011, were $47.9 million, $56.3 million and $58.3 million, respectively. DA&A expenses included in SG&A for years ended December 31, 2013, 2012 and 2011, were $20.9 million, $23.3 million and $22.4 million, respectively.

(2)
For the years ended December 31, 2013, 2012 and 2011, we recorded $4.5 million, $7.392 million and $11.103 million, respectively, of income from our unconsolidated joint ventures of which $2.0 million, $0.3 million and $0.2 million, respectively, of losses are attributable to our LP&D Group and $6.5 million, $7.7 million and $11.3 million, respectively, of income is attributable to the Projects Group.

(3)
For the years ended December 31, 2012 and 2011, we recorded an ARO cost estimate benefit of $8.7 million and an ARO cost estimate charge of $94.9 million, respectively, associated to our Zion Station project.

(4)
Together, group and corporate SG&A expenses represent the Company's total SG&A expenses as reported in the accompanying consolidated statements of operations and comprehensive income (loss). As such, both amounts are needed to compute total consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

(5)
For the year ended December 31, 2011, we recorded a $174.0 million non-cash goodwill impairment charge of which $35.0 million is related to our Projects Group and $139.0 million is related to our LP&D Group.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Projects Group

Revenue from our Projects Group decreased $13.4 million to $295.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to the overall reduction in federal spending throughout the year and the completion of certain commercial projects and government contracts with the DOE in 2012. These decreases were offset by increased waste management and disposition activities on certain government projects and increased technical testing and design activities on our large scale mixing projects. Gross profit increased $5.9 million and gross margin increased to 12.5% for the year ended December 31, 2013 from 10.1% for the year ended December 31, 2012 due primarily to a negative fee adjustment recorded in March 2012 related to our Salt Waste project. The federal government's budget sequestration is expected to continue through the end of fiscal year 2021. We believe the reductions in government spending and delays in award of new contracts will continue to negatively impact the financial results of our Projects Group.

Revenue and cost of revenue from our operations in the Southwest region increased $12.8 million and $11.5 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to increased waste characterization, storage and management services at the DOE's Los Alamos National Laboratory site in New Mexico, and increased supporting remediation activities at the Oronogo mine site in Missouri. As a result, gross profit increased $1.3 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue from our operations supporting the construction of the Salt Waste Processing facility in Savannah River, South Carolina increased $6.5 million while cost of revenue decreased $0.4 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to a $6.4 million fee adjustment recorded in 2012 resulting from costs to complete the contract exceeding the original total budgeted costs by the prime contractor. As a result, gross profit increased $6.9 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our subsidiary EnergySolutions Performance Strategies, decreased $2.7 million and $1.4 million, respectively, for the year compared to the prior year due primarily to reductions in workforce and decreased nuclear safety and quality control activities on two large DOE projects. As a result, gross profit decreased $1.3 million for the year compared to the prior year.

Revenue related to the decommissioning of the Zion Station project decreased by $1.1 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, due primarily to decreased activities related to the independent spent fuel storage installation. Cost of revenue increased $3.5 million due primarily to the fact that costs of revenue for the prior year included an $8.7 million favorable ARO cost estimate adjustment resulting from changes in the timing of some activities as well as a change in the cost escalation factor. No ARO cost estimate adjustment was recorded during 2013. As a result, gross profit decreased $4.6 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our operations to clean up the DOE Atlas mill tailings site near Moab, Utah, decreased $10.0 million and $9.0 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to completion of the project in April 2012. As a result, gross profit decreased $1.0 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our liquids and gases staff augmentation project in Oak Ridge, Tennessee, decreased $3.0 million and $2.4 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31,

2012, due primarily to completion of the project during the second quarter of 2012. As a result, gross profit decreased $0.6 million for the year ended December 31, 2013 compared to the same period in 2012.

Products Group

Revenue from our Projects Group decreased $41.6 million to $84.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to completion of a major media delivery on the Fukushima contract in Japan during 2012 offset by increased commissioning activities on the China contracts. Gross profit decreased $7.6 million and gross margin increased to 22.4% for the year ended December 31, 2013 from 21.0% for the year ended December 31, 2012 due primarily to increased demand for spent fuel pool systems.

Revenue and cost of revenue related to our spent fuel pool operations increased $4.4 million and $2.8 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to increased demand for spent fuel pool systems during 2013. As a result, gross profit increased $1.6 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our operations in Asia decreased $43.7 million and $36.2 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to completion of a major delivery of media filters, containers and water treatment systems on the Fukushima contract during 2012. In addition, our reactor commissioning activities at the Yangjiang and Haiyang nuclear power plants in China are winding down and moving into the final equipment testing phase. As a result, gross profit decreased $7.5 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue related to our liquid waste processing operations decreased $2.3 million and $0.5 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to timing on delivery of liquid waste processing systems and decreases in labor costs resulting from cost savings initiatives implemented during the second half of 2012. As a result, gross profit decreased $1.8 million for the year ended December 31, 2013 compared to the same period in 2012.

LP&D Group

Revenue from our LP&D operations increased $3.8 million to $236.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to increased waste processing activities during 2013, offset by decreased logistics activity on major DOE contracts and decreased demand of fuel pool inserts at our Manufacturing Sciences Corporation subsidiary. Gross profit increased $24.5 million and gross margin increased to 36.7% for the year ended December 31, 2013 from 26.8% for the year ended December 31, 2012 due primarily to cost savings initiatives, which commenced during the second half of 2012.

Revenue related to our disposal facilities increased $2.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to increased waste shipments received at our Clive, Utah facility and at our Brampton, Ontario Canada facility. In contrast, cost of revenue decreased $11.4 million for the year ended December 31, 2013, primarily as a result of cost savings initiatives that included reductions in workforce and the optimization of processes. As a result, gross profit increased $13.8 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue and cost of revenue from our logistics operations decreased $3.1 million and $2.8 million, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to decreased shipping activity on DOE contracts resulting from to the overall reduction in federal spending throughout the year. As a result, gross profit decreased $0.3 million for the year ended December 31, 2013 compared to the same period in 2012.

Revenue from our processing facilities decreased $0.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to completion of a major order of fuel pool inserts at our Manufacturing Sciences Corporation subsidiary during the third quarter of 2012. Cost of revenue decreased $10.5 million for the year ended December 31, 2013 due primarily from the realization of cost savings initiatives at our Bear Creek facility. As a result, gross profit increased $9.7 million for the year ended December 31, 2013 compared to the same period in 2012.

International

Revenue from our International operations increased $48.1 million to $1.2 billion for the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to a timing difference in recognition of fees related to our operations at the Magnox sites in the U.K. All costs are reimbursable from the NDA under the terms of the Magnox contracts. Gross profit increased $4.0 million and gross margin increased to 4.6% for the year ended December 31, 2013 from 4.4% for the year ended December 31, 2012 due primarily to better than expected fees recognized during the year. In addition, results from our operations in the U.K. were negatively impacted due to the overall decrease in pound sterling average exchange rates for the year ended December 31, 2013 compared to the same period in 2012.

Segment selling, general and administrative expenses

Segment SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Segment SG&A expenses increased $8.1 million, or 14.7%, to $63.3 million for the year ended December 31, 2013 compared to $55.2 million for the year ended December 31, 2012, due primarily to higher bidding and proposal costs and increased employee compensation expense resulting from the acceleration in vesting of equity-based awards due to the Merger Transaction. In addition, employee compensation expense for the year ended December 31, 2012 was lower due to a shortfall of 2012 performance targets. Segment SG&A expenses, as a percentage of revenue, increased 0.5% for the year ended December 31, 2013 compared to the same period in 2012.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses increased $24.1 million, to $107.2 million, for the year ended December 31, 2013, from $83.1 million for the year ended December 31, 2012 due primarily to recognition of expenses related to the Merger Transaction such as employee incentives, professional fees, consulting fees and equity-based and performance compensation. In addition, employee compensation expense for the year ended December 31, 2012 was lower due to a shortfall of 2012 performance targets. These increases were partially offset by a decrease in restructuring charges associated with the change in management that occurred during the second quarter of 2012.

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $2.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, due primarily to a $1.2 million decrease from our proportional share of income coming from our Washington River Protection Solutions LLC joint venture at the Hanford site due to lower performance base incentive recognized during 2013 and a $1.7 million increase in losses recorded in connection with our SempraSafe LLC joint venture, due to delays on waste receipts.

Interest expense

Interest expense increased $5.6 million to $76.8 million for the year ended December 31, 2013 from $71.2 million for the year ended December 31, 2012, due primarily to acceleration of amortization of deferred financing fees and bond premiums incurred in connection with the issuance of our debt. The acceleration resulted from $87.0 million of debt principal prepayments made during 2013. In addition, the variable interest rate on the term loan increased 0.5% upon completion of the Merger on May 24, 2013 pursuant to the Second Loan Amendment and another 0.5% upon execution of Third Loan Amendment to the credit facility, which extended the mandatory debt prepayment deadline on our collective senior debt. The variable interest rate on our term loan was 7.25% and 6.25%, for the years ended December 31, 2013 and 2012, respectively, while our senior notes bear interest at a fixed annual rate of 10.75%.

For the year ended December 31, 2013, we also made cash interest payments totaling $70.9 million of which $32.3 million relates to the semi-annual payment of interest on the senior notes and $38.6 million relates to interest on the term loan, related senior secured revolving facility and other fronting fees.

Other income (expense), net

Other income (expense), net, decreased $54.8 million to $1.6 million expense for the year ended December 31, 2013 from $53.2 million income for the year ended December 31, 2012, due primarily to a significant increase in unrealized losses from investments in the NDT fund during 2013. The unrealized losses resulted from increases in fixed income yields across most classes of securities that decreased market values and, in the case of the NDT fund, unrealized capital gains. Interest and dividend income received from investments held at the NDT fund also decreased due primarily to a reduction in the NDT fund balance resulting from withdrawals to cover D&D expenses related to the Zion Station project. For the year ended December 31, 2013, we also recorded $8.0 million of lead arranger banker fees associated with amendments to our senior secured credit facility and the successful completion of the Merger.

Income taxes

We recognized income tax expense of $7.8 million and $18.0 million for the year ended December 31, 2013 and 2012, respectively, for year-to-date effective rates of negative 16.6% and 81.8% respectively, based on an estimated annual effective tax rate method. The income tax expense arises from income for certain entities in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other entities in the U.K. are available to offset tax expense due to their respective full valuation allowance positions.

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

During the year ended December 31, 2012, the Company recognized an income tax benefit of $1.1 million, due to the expiration of the statute of limitations to examine and challenge our tax positions by the taxing authorities in the jurisdictions in which we operate.

The Company made an election under Section 338(g) of the Internal Revenue Code to have the Merger Transaction treated as an asset acquisition (i.e., a taxable transaction). This election resulted in a step-up of the tax basis of certain assets of EnergySolutions, Inc. This increase in tax basis compared to book basis had the effect of significantly increasing the related deferred tax assets. As the U.S. has a full valuation allowance against its deferred tax assets, an additional result was a correlating increase in the valuation allowance compared to the prior year.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Projects Group
Revenue from our Projects Group decreased $102.6 million to $309.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to the decreased ARRA funding during 2012, the completion of certain large government contracts with the DOE and the reversal of $5.6 million incentive fee recorded in March 2012 related to the Salt Waste project. These decreases were offset by increased technical testing and design activities on a large scale mixing project. Cost of revenue decreased primarily due to lower project costs incurred during 2012 related to our decommissioning work at the Zion Station nuclear power plant and the $94.9 million cost adjustment recognized in 2011 related to the schedule of cost update review for that project, for which no corresponding revenue was recognized during 2011. As a result, gross profit increased by $92.4 million and gross margin increased to 10.1% for the year, compared to negative 14.9% for the prior year.
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
Revenue and cost of revenue related to our Engineering and Technology projects increased $15.6 million and $12.1 million, respectively, for the year compared to the prior year, due primarily to increased testing activities on a large scale mixing contract awarded in August 2011 as well as continued high level waste gas development testing for the Washington State Office of River Protection. As a result, gross profit increased $3.5 million for the year compared to the prior year.
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
Revenue and cost of revenue related to our Liquids and Gases project decreased $9.0 million and $7.7 million, respectively, for the year compared to the prior year due to the completion of the contract during the second quarter of 2012. As a result, gross profit decreased $1.3 million for the year compared to the prior year.
Revenue and cost of revenue from our commercial projects decreased $7.9 million and $8.4 million, respectively, for the year compared to the prior year due primarily to the completion of work at Pearl Harbor and at GE's Hitachi's global nuclear fuel plant in Wilmington, North Carolina, during the fourth quarter of 2011. As a result, gross profit increased $0.5 million for the year compared to the prior year.
Products Group
Revenue and cost of revenue from our Products Group increased $75.8 million and $60.5 million, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011, due primarily to the ramp up of operations in the Asia contracts and commencement of new projects during 2012. Gross profit increased $15.3 million for the year compared to the prior year while gross margin decreased to 21.0% compared to 22.3% for the prior year due primarily to timing of completion of milestones.
Revenue and cost of revenue from our operations in Asia increased $73.3 million and $55.5 million, respectively, for the year compared to the prior year, due to increased commissioning activities at the Yangjiang and Haiyang, China nuclear reactor sites and to the completion of a major delivery of media filters, containers and water treatment systems in Fukushima, Japan. As a result, gross profit increased $17.8 million for the year compared to the prior year.

Revenue and cost of revenue related to our Liquid Waste Processing operations increased $2.5 million and $5.0 million, respectively, for the year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily from increased demand for liners and engineered liquid waste processing equipment during the year. Gross profit decreased $2.5 million for the year ended December 31, 2012 compared to the same period in 2011, due primarily to cost overruns on a major contract due to weather delays.
LP&D Group
Revenue and cost of revenue from our LP&D operations decreased $19.6 million and $4.4 million, respectively, for the year ended December 31, 2012, compared to the year ended December 31, 2011, due primarily to lower waste disposal volumes processed at our Clive, Utah, facility offset by increased waste processing activities at our Bear Creek facility and increased demand for transportation services. As a result, gross profit decreased by $15.2 million and gross margin decreased to 26.8% for the year, compared to 30.7% for the prior year. During 2012, the LP&D Group reduced its work force by approximately 120 employees which is expected to generate future costs savings.
Revenue and cost of revenue from our processing facilities increased $8.0 million and $2.5 million, respectively, for the year ended December 31, 2012 compared to the prior year, due primarily to a major order of fuel pool inserts from our Manufacturing Sciences Corporation subsidiary, increased fuel pool waste processing activities and the recognition of fees related to processing of materials on a large scale contract. As a result, gross profit increased $5.5 million for the year compared to the prior year.
Revenue and cost of revenue related to our logistics operations increased $4.1 million and $3.0 million, respectively, for the year compared to the prior year, due to higher utility shipments, increased cask rental and delivery as well as lower labor support, container cost and facility maintenance. As a result, gross profit increased $1.1 million for the year compared to the prior year.
Revenue and cost of revenue related to our disposal facilities decreased $31.8 million and $10.0 million, respectively, for the year compared to the prior year primarily due to lower volumes of waste receipts on DOE contracts due in part to a decrease in ARRA funding during 2012 and decreased decommissioning activities during the year. As a result, gross profit decreased $21.8 million for the year compared to the prior year.
International Group
Revenue and cost of revenue from our International operations increased $38.4 million and $39.9 million, respectively, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to increased reimbursable contract cost base on our Magnox contract. Revenue was negatively impacted by $12.5 million while cost of revenue was positively impacted by $12.1 million as a result of fluctuations in pound sterling average exchange rates period over period. As a result, gross profit decreased $1.5 million for the year compared to the prior year and gross margin decreased to 4.4% for the year ended December 31, 2012 from 4.7% for the year ended December 31, 2011.
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
No benefit for a 2012 research and development credit in the U.S. was included due to the expiration of the statute. That statute has since been reinstated retroactively and the benefit for the 2012 and 2013 credits will be included in the first quarter of 2013. Also during 2012, the Company determined that it had a need to repatriate cash from certain foreign jurisdictions. Consequently, the Company changed its prior assertion regarding permanent reinvestment of foreign earnings for the related foreign entities. There was a dividend paid from U.K. operations to the U.S. of approximately $31.6 million and the Company will begin recording deferred taxes related to all future foreign income or loss for these entities.
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
As of December 31, 2013, our principal sources of liquidity consisted of $84.2 million in existing cash and cash equivalents, of which $41.6 million was held in foreign jurisdictions, and $46.1 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $58.9 million of outstanding letters of credit issued against it. Due to U.S. tax laws and foreign regulations, our ability to use our cash held in foreign jurisdictions to fund U.S. operations is limited.

We also had $287.4 million in accounts receivable and $86.0 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. We review the collectability of these balances on a regular basis and determine if allowances for doubtful accounts are needed. As of December 31, 2013 our allowance for doubtful accounts represented 0.1% of the combined total of these accounts. We also monitor our Days Sales Outstanding ("DSO") periodically and use it as a metric of performance of our credit and collection function. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash. We calculate DSO by dividing the average accounts receivable for the applicable period into the amount of revenue recognized during the year and multiplying the result of that calculation by the number of days in that period. Our average DSO decreased to 55 days as of December 31, 2013 from 57 days as of December 31, 2012.

As of December 31, 2013 and December 31, 2012, approximately $289.7 million and $310.6 million, respectively, of the borrowings under the senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit. During 2013, we were able to reduce the deposit letter of credit specified amount by approximately $21.0 million and the proceeds were immediately applied as a prepayment of our term loan as required by our senior secured credit facility. From time to time, we are allowed to permanently reduce the deposit letter of credit specified amount provided that our exposure with respect to the deposit letter of credit obligations is less than the balance in the restricted cash account. Increases in our bonding capacity could allow us to further reduce the deposit letter of credit specified amount, however the issuance of a bond is at the surety’s sole discretion and may not always be available to us on reasonable terms.

Certain trends or uncertainties could have a material impact on our liquidity. For example, if interest rates increase substantially, that could dramatically increase our cash interest expense; if we are required to increase either: i) the collateral on our existing surety bonds; or ii) our bonding requirements on current or future projects it could materially impact our available liquidity under the senior secured revolving credit facility; if the economy suddenly weakens or governments materially reduce future funding for nuclear remediation or D&D projects, these events could have a negative effect on our liquidity. Furthermore, we have the ability to hedge interest rate and foreign currency fluctuations and we actively monitor these markets in order to mitigate our exposure to these risks.

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
On September 1, 2010, as part of the closing of the Zion Station transaction, the Company took over ownership of a dedicated NDT fund, which exists for the sole purpose of decommissioning the Zion Station nuclear power plant. To that extent, the funds available in the NDT fund are also considered a source of working capital for those operations. We expect that we will be reimbursed from the NDT fund for the work we perform to decommission the plant. However, in the event that we do not comply with the contractual requirements included in the agreements with Exelon, we may become subject to additional financial restrictions. These additional financial restrictions may take the form of not being able to bill the NDT fund for work performed, funding the work on the project through our other cash flows, increasing the letter of credit amount established for this project, or having the letter of credit drawn down by Exelon. We had net cash outlays of approximately $161.6 million, $158.4 million and $161.5 million, for years ended December 31, 2013, 2012 and 2011, respectively, to fund the project execution activities related to this contract.
We had accumulated benefit obligations related to pension plans of $4.2 billion as of December 31, 2013. See Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion. Approximately 98% of that obligation relates to the Magnox pension plan. The Magnox pension plan is funded by contributions from employees and the NDA pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of ESEU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and the employees of ESEU Limited.
We believe we have sufficient resources to fund our operating and capital expenditures requirements, to pay our income taxes and to service our debt for at least the next twelve months.
Historical Cash Flows

	For The Years Ended December 31,
	2013	2012	2011
Cash flows provided by operating activities	$26,140	$67,636	$75,540
Cash flows (used in) investing activities	(10,715)	(11,823)	(22,098)
Cash flows provided by (used in) financing activities	(64,746)	565	(35,158)

Our cash and cash equivalents for the year ended December 31, 2013 were sufficient to cover our operating expenses. We are actively engaged in managing our working capital to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business. Our primary use of cash was to fund our working capital and capital expenditures, prepayments of term loan debt, to service our debt and to pay taxes.

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

Cash used by operating activities was $26.1 million for the year ended December 31, 2013 compared to cash provided by operating activities of $67.6 million for the years ended December 31, 2012. Working capital decreased $138.0 million primarily from the payment of significant Merger Transaction costs which reduced our net income, lower cash distributions received from our non consolidated joint ventures during 2013, increases in accounts receivable, all resulting from normal execution of project activities and timing of payments and collections and not indicative of any significant liquidity issue, and the use of advance payments from customers as processing and disposal activities are completed. These decreases in working capital were partially offset by decreases in costs and estimated earnings in excess of billings on uncompleted contracts and increases in accounts payable and accrued expenses and other current liabilities. In addition, we received a large income tax refund from the U.S. Treasury related to our 2010 tax filings with the IRS.
Cash flows from operating activities for the year ended December 31, 2012, compared to the year ended December 31, 2011, decreased by $7.9 million. Working capital increased $6.4 million due primarily to collections from customers on accounts receivable and progress payments on costs and estimated earnings in excess of billings on uncompleted contracts resulting completion of major milestones on certain performance based contracts, offset by the decrease in accrued project and contract costs due to completion of work on certain major contracts, timing of payments to vendors and subcontractors, the use of advance payments from customers as projects moved towards completion.
Investing Activities

We used $10.7 million of cash in investing activities for the year ended December 31, 2013 compared to $11.8 million for the years ended December 31, 2012. The decrease year over year resulted primarily from lower capital expenditures offset by higher investment fees paid in connection with the management of the NDT fund. Investing activities in 2011 included $2.5 million related to the acquisition of the noncontrolling interest of our Isotek Systems LLC consolidated joint venture.

Capital expenditures of $15.2 million, $20.3 million and $23.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively, primarily related to the purchases of transportation equipment to support our operations in our disposal facilities, facility improvements, office buildouts, purchase of machinery and equipment required for the completion of the Atlas mill tailings contract, as well as investment in information technology. Proceeds from disposal of property, plant and equipment of $5.3 million in 2012 were primarily related to the disposition of assets related to the cleanup of the Atlas mill tailings site near Moab, Utah, which was completed in April 2012. We anticipate the sources of funds for our anticipated capital expenditures will come from cash flows provided by our operating activities or through capital lease arrangements.
We hold investments in marketable debt and equity securities through a NDT fund. We actively invest in a variety of financial instruments to provide our target returns on the NDT fund assets which are used to satisfy current and future decommissioning costs associated with the Zion Station Project. For the years ended December 31, 2013, 2012 and 2011, proceeds from sales of investments in the NDT fund exceeded purchases by $4.4 million, $3.9 million and $4.5 million, respectively. These excess proceeds were used to pay for trustee and trust management fees. Investment management fees fluctuate depending upon trading activity within the NDT fund. Investment income and realized earnings on the NDT fund are a source of working capital for the decommissioning work we perform at the Zion Station.
Financing Activities

We used $64.7 million of cash in financing activities for the year ended December 31, 2013 compared to $0.6 million for the years ended December 31, 2012. The increase resulted primarily from uses of cash to prepay $87.0 million of term loan debt, repurchase common stock vested as a result of the Merger Transaction and to pay debt financing fees paid to the lenders in connection with amendments made to our senior secured credit facility. During the third quarter of 2013, we also released $21.0 million from our restricted cash account used as collateral for deposit letter of credit obligations.
Net cash inflows from our financing activities for the year ended December 31, 2012 resulted from the issuance of common stock to an executive pursuant to his employment arrangement, offset by repayments of capital lease obligations and repurchases of our common stock to pay for taxes due upon the vesting of restricted stock awards.
Net cash outflows from our financing activities for the year ended December 31, 2011 resulted from re-payments of long term debt of $30.2 million and payment of capital lease obligations of $0.7 million. We also made distributions of income to our noncontrolling interest partners of $4.2 million during that year.
Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During 2013 and 2012, most major foreign currencies strengthened against the U.S. dollar. As a result, the Company had unrealized translation gains of $0.5 million and $1.5 million, respectively, related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the Company’s exposure to realized exchange gains and losses is generally mitigated.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $58.9 million was used to fund letters of credit issued as of December 31, 2013. Borrowings of $289.7 million and $310.6 million, respectively, were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit as of December 31, 2013 and December 31, 2012.

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

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Second Loan Amendment"). The Second Loan Amendment became effective on May 24, 2013 upon the consummation of the Merger. Pursuant to the Second Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loan is refinanced prior to the date that is one year following the execution date of the Second Loan Amendment. On May 24, 2013, upon the closing of the Merger and pursuant the Second Loan Amendment, the interest rate on our senior secured term loan was increased by 0.50%.

On October 11, 2013, we entered into Amendment No. 3 to the Credit Agreement (the "Third Loan Amendment"). The Third Loan Amendment extended the mandatory debt prepayment deadline on our collective senior debt to 270 days after the Third Loan Amendment's effective date of October 15, 2013, and increased the applicable margin for our senior secured term loan and revolving credit facility by 0.50% until we reduce the aggregate outstanding amount of senior secured term loan under the amended senior secured credit facility and our 10.75% Senior Notes due 2018 to $675.0 million or less. In the event that the outstanding principal amount of our collective senior debt exceeds $675.0 million at the end of 180 days from the Third Loan Amendment's effective date, the applicable margin for our senior secured credit facility will be increased by an additional 0.25%. Upon the date that the aggregate outstanding amount of senior debt is $675.0 million or less, the applicable margin for our senior secured credit facility will be decreased by 0.50%, back to the interest rates prior to the effective date of the Third Loan Amendment. As of December 31, 2013, the aggregate outstanding principal amount of our senior debt was $740.0 million. As such, as of December 31, 2013, we had a mandatory principal repayment of $65.0 million due by July 15, 2014. Subsequent to year end, we made additional principal payments totaling $87.0 million, with funds released from our restricted cash account, bringing our senior debt balance down to $653.0 million. As a result, we have met the requirements of the Third Loan Amendment and the interest rates on the senior secured term loan and revolving credit facility decreased to 6.75% and 6.25%, respectively.

During 2013, we paid to our lenders $7.6 million in consent fees in connection with the execution of amendments to our senior secured credit facility, all of which were capitalized and are included in other noncurrent assets within the consolidated balance sheet as of December 31, 2013. Parent contributed $3.1 million to fund the payment of these consent fees. We also paid $8.0 million of lead arranger banker fees, all of which were included in other income (expense), net, within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2013. Parent contributed $4.3 million to fund the payment of these lead arranger banker fees.

The senior secured term loan amortizes in equal quarterly installments payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured term loan with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional and mandatory prepayments made on the senior secured term loan during the fourth quarter of the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of term loan resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC. Each optional and mandatory prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loan on a pro rata basis. All mandatory quarterly term loan prepayment requirements have been satisfied.

During 2013, we made principal repayments totaling $87.0 million of which $14.4 million was funded by ECP through equity contributions to the Company and $16.6 million was related to the mandatory principal repayment based on our excess cash flow for the year ended December 31, 2012. We did not have a mandatory principal repayment based on our excess cash flow due for the year ended December 31, 2013. We made no principal debt payments during 2012. For the year ended December 31, 2011, we made principal repayments totaling $30.2 million of which $26.0 million were optional. Each optional prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis.
Scheduled annual principal payments of our outstanding long-term debt for the years subsequent to December 31, 2013 are as follows (in thousands):

2014	$65,000
2015	—
2016	375,000
2017	—
2018	300,000
Outstanding long-term debt	740,000
Less: unamortized discounts	(8,186)
Long-term debt net of discounts	$731,814
The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending December 31, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended December 31, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2013, our total leverage and cash interest coverage ratios were 3.17 and 2.25, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other material indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the year ended December 31, 2013 were $15.2 million. As of December 31, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $442.9 million as of December 31, 2013, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

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

For the years ended December 31, 2013, 2012 and 2011, we made cash interest payments totaling $70.3 million and $71.5 million, and $73.9 million respectively, related to our outstanding debt obligations as of those dates.

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

Contractual Obligations and Other Commitments
As of December 31, 2013, our contractual obligations and other commitments were as follows (in thousands):

	Payments Due by Period
	Total	2014	2015 - 2016	2017 - 2018	2019 and beyond
Term loan obligations	$440,000	$65,000	$375,000	$—	$—
10.75% Senior Notes(1)	300,000	—	—	300,000	—
Interest on debt obligations(2)	211,876	57,563	89,813	64,500	—
Capital lease obligations(3)	3,536	1,040	1,924	572	—
Operating lease obligations(4)	44,237	13,449	14,083	7,305	9,400
Compensation-related obligations(5)	15,754	6,006	8,915	—	833
Other contractual obligations(6)	5,000	2,500	2,500	—	—
Other long term liabilities(7)	5,199	1,618	320	320	2,941
Total	$1,025,602	$147,176	$492,555	$372,697	$13,174
_______________________________________________________________________________

(1)	We have no minimum principal payments obligations relating to our senior notes prior to their maturity in 2018.

(2)
Interest calculated on outstanding borrowings and the timing of payments indicated in the above table. Our term loan bears interest at a variable interest rate Adjusted LIBOR plus 4.50%, or ABR plus 3.50%. At December 31, 2013, the variable interest rate on our term loan was 7.25%. During the first quarter of 2014 the variable interest rate on our term loan decreased to 6.75%. Interest on debt obligation calculations assumes that this rate remains constant during the following years.

(3)	Includes principal and interest future minimum capital lease payments.

(4)	Operating leases are primarily for machinery and equipment used in connection with long-term contracts, real property and other personal property.

(5)
Consists of deferred executive compensation, phantom stock incentive plan payable in cash and employee retention agreements. Phantom stock incentives payments to certain executives assumes no termination and one-third paid at close of the Merger Transaction with remaining two-thirds paid one-third after one year with remainder after two years.

(6)	Relates to naming rights liabilities.

(7)
Includes a $1.6 million liability related to the demolition permit to perform activities at the Zion Station, $1.4 million in reclamation liabilities related to the restoration of waste land, $0.9 million of long term rate reserves and $0.5 million in an advance from the State of South Carolina.

Off Balance Sheet Arrangements

As of December 31, 2013, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of December 31, 2013, we had an outstanding variable rate term loan of $440.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount if no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash. We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of December 31, 2013, which is 66.6% of our outstanding debt, net of $289.7 million in restricted cash collateralizing deposit letters of credit.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of December 31, 2013, we had $286.5 million in deposit letters of credit issued against cash collateral from our senior secured term loan and $58.9 million of letters of credit issued against our revolving credit facility. As of December 31, 2013, we had $60.5 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, surety bonds and insurance policies. As of December 31, 2013 the closure and post-closure requirements for our facilities were $142.5 million.

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
On the date of the closing of the asset sale agreement, the NDT fund investments of approximately $801.4 million previously held by Exelon for the purpose of decommissioning the Zion Station nuclear power plant were transferred to us and the use of those funds and any investments returns arising therein, remains restricted solely to that purpose. As part of this transaction, we have assumed Exelon's cost basis in the investments, for tax purposes, which included an unrealized gain of approximately $171.7 million at the closing date which resulted in a deferred tax liability of approximately $34.3 million. The investments are classified as trading securities and as such, the investment gains and losses are recorded in the statement of operations and comprehensive income (loss) as other income (expense), net. To the extent that the NDT fund assets exceed the costs to perform the D&D work, we have a contractual obligation to return any excess funds to Exelon. Throughout the period over which we perform the D&D work, we will assess whether such a contingent liability exists using the measurement thresholds under ASC 450-20.
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

Projects, Products and International Contracts
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
For the years ended December 31, 2013, 2012, and 2011, revenue calculated using a cost-to-cost approach, including Zion Station project revenues, were $149.3 million, $163.5 million and $175.0 million, respectively.
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
Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion Station ARO, these charges are recorded directly to cost of revenue in the consolidated statement of operations and comprehensive income (loss). For instance, during 2011, we recorded $94.9 million to cost of revenue to reflect a net increase in estimated costs associated with the Zion station project. During 2012, the estimated cost evaluation resulted in a reduction in future expected costs due to lower estimated inflation and changes in expected timing of cash flows. No charges were recorded during 2013. A hypothetical 1% increase in the inflation rate would have increased our AROs by $17.8 million. A hypothetical 10% increase in our cost estimate would have increased our AROs by $39.5 million.
We update our D&D and closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates.
Recoverability of Long-Lived Assets, Including Goodwill
For purposes of the goodwill impairment assessment, goodwill is allocated to each of our reporting units which are Projects, Products, LP&D and International. These reporting units were determined based on our internal management reporting and organizational structure. Goodwill is assigned to each of these reporting units based on which of the reporting units derive the benefits of an acquired company. If multiple reporting units benefit from an acquisition, goodwill is allocated to each reporting unit based on an allocation of revenue between the reporting units at the acquisition date.
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
We evaluated whether there were any indicators of impairment as of December 31, 2013 that would require us to perform an additional interim impairment analysis and determined that there were none.
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
Share-Based Compensation Expense
We recognize shared based compensation costs in the statement of operations and comprehensive income (loss) over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant using a valuation model which takes into account various assumptions that are subjective. Key assumptions used in the valuation of stock options included the expected term of the equity award taking into account both the contractual term of the award, the effects of employees' expected exercise and post-vesting termination behavior, expected volatility and the risk-free interest rate for the expected term of the award. Stock option compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. As of December 31, 2013, we have options outstanding to purchase an aggregate of 34,687 shares of Rockwell Holdco, of which all are unvested. We estimate that we will recognize compensation expense related to the issuance of these awards of $4.6 million for each of the years ended December 31, 2014, 2015 and 2016.
Our estimates of fair value for the stock options were made using the Black-Scholes model. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period, because we do not have sufficient exercise history to calculate an expected holding period. The expected life of the options represents the period of time that the options granted are expected to be outstanding. Expected volatility is based on our historical volatility. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant. Our expected forfeiture rate is based on historical rates experienced by us as well as our expectations of future forfeiture rates and represents management's best estimate of forfeiture rates that we expect to occur.
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

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk.
Our primary market risk relates to changing interest rates. As of December 31, 2013, we had outstanding variable rate long-term debt of $440.0 million. Under the terms of our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount if no less than 50% of the outstanding principal amounts of our long term debt. Since the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of December 31, 2013, which is 66.6% of our total outstanding term loans net of $289.7 million in restricted cash collateralizing deposit letters of credit, we were not required to enter into new hedge agreements. A hypothetical interest rate change of 1% on our senior secured credit facility would have changed interest expense for the year ended December 31, 2013 by approximately $4.4 million. In addition, changes in market interest rates would impact the fair value of our long-term obligations.
We have foreign currency exposure related to our operations in the U.K. as well as to our operations in other foreign locations. This foreign currency exposure arises primarily from the translation or re-measurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2013, would cause a change in consolidated net assets of approximately $20.5 million and a change in gross profit of approximately $5.5 million, primarily due to pound sterling-denominated exposures.
We maintain a NDT fund to fund the decommissioning of the Zion Station nuclear plant. Our NDT fund is reflected at fair value on our consolidated balance sheets. As of December 31, 2013, we had outstanding net investments with carrying amounts of $429.6 million with an approximate fair value of $442.9 million. The mix of securities in the NDT fund is designed to provide capital to be used to fund our Zion Station D&D work and to compensate us for inflationary increases in D&D costs. However, the equity securities in the NDT fund are exposed to price fluctuations in the equity markets and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. A hypothetical change in rates of 30 basis points would have changed the fair value of the NDT fund investments by approximately $7.9 million.
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
In connection with the preparation of the company's annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices and our overall control environment. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers of the Company
Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as our executive officers and members of our board of directors (the “Board”). Our Board currently consists of three members, Messrs. Lockwood, Wood and Workman, each of whom are executive officers of the Company. Mr. Lockwood was appointed the Board in November 2010 and Messrs. Wood and Workman were appointed by Rockwell following the effectiveness of the Merger Transaction.

Name	Age	Position
David J. Lockwood	54	President and Chief Executive Officer and Director
Greg Wood	55	Executive Vice President, Chief Financial Officer and Director
Russell G. Workman	51	General Counsel and Corporate Secretary and Director
John A. Christian	57	President, Logistics, Processing and Disposal Group
Mark Morant	57	President, Projects, Products and Technology Group
Alan Parker	61	Chief Operating Officer, Projects Group
Ken Robuck	54	President, Logistics, Processing and Disposal Group
Brent H. Shimada	53	Senior Vice President Human Resources

David J. Lockwood was appointed President and Chief Executive Officer of EnergySolutions in June 2012 and has served as a member of the Board since November 2010. Prior to joining the Company, from 2007 through 2012 Mr. Lockwood was Managing Partner of ValueAct Small Cap, an investment management firm. Prior to that, Mr. Lockwood was Chairman and CEO of Liberate Technologies (NYSE: LBRT), a provider of applications and services to the telecommunications, satellite and cable industries, from 2003 to 2006. From 2001 to 2003, he was CEO and President of Intertrust (NYSE: ITRU), a supplier of digital rights management and computing systems. Prior to his experience leading public companies, Mr. Lockwood worked in the financial services industry at Goldman Sachs, where he was a Managing Director. Mr. Lockwood has been a board member of numerous public and private companies, including Intertrust Technologies, Liberate Technologies, BigBand Networks, Steinway Musical Instruments, Inc., Unwired Planet (current board member) and Forbes. Mr. Lockwood holds a B.A., magna cum laude, from Miami University (Ohio), and an M.B.A. from the Graduate School of Business of the University of Chicago, where he was a Peat Marwick Scholar. Mr. Lockwood has been a lecturer on the faculty of the Stanford Graduate School of Business, where he has taught courses in corporate leadership. Mr. Lockwood is also a board member of USTAR, the Utah Science and Technology Research Initiative.

Greg Wood was appointed Executive Vice President and Chief Financial Officer for EnergySolutions in June 2012 and was appointed to the Board in June 2013. From February 2010 to June 2012, he served in various capacities for Actian Corporation, a provider of database and data analytics software, including as Co-President and Chief Financial Officer. Prior to joining Actian, Mr. Wood held Chief Financial Officer roles at numerous public and private companies, including Silicon Graphics, Liberate Technologies, and InterTrust Technologies. Mr. Wood served as a director of Steinway Musical Instruments, Inc. (formerly NYSE: LVB), from 2011 until it was acquired in September 2013. A certified public accountant (inactive), Mr. Wood holds a Bachelor of Business Administration degree in Accounting from the University of San Diego and a Juris Doctor degree from the University of San Francisco School of Law.
Russell G. Workman was appointed as General Counsel and Corporate Secretary on September 18, 2012 and was appointed to the Board in June 2013. Prior to his appointment as General Counsel, Mr. Workman accumulated 22 years of experience, including private law firm practice and in-house practice, representing U.S. and international companies in commercial transactions, litigation and corporate governance. Mr. Workman is licensed to practice law in Utah and admitted to practice before the U.S. Court of Appeals for the 10th Circuit. He received a Juris Doctor degree from the University of Utah College of Law.

John A. Christian was appointed as President, Logistics, Processing and Disposal Group in September 2012. Prior to this appointment, he served as President, Long-Term Stewardship Group from January 2011 to September 2012, as President, Commercial Group from April 2010 to January 2011 and as President, Commercial Services, from March 2006, when he joined the Company as part of the BNG America, LLC acquisition, until April 2010. Prior to the acquisition, Mr. Christian served in various executive positions within BNG America from 2000 to 2006 including Chief Operating Officer from 2003 to 2006. He received a Bachelor of Science degree in Engineering from Duke University and a Master of Engineering degree from the University of Florida.
Mark Morant was appointed as President, Projects, Products and Technology Group in January 2014. Prior to this appointment, he served in a number of leadership roles in the Company since joining EnergySolutions in 2007, including as President of the Global Commercial Group and as President of the International Group. From 1991 to 2007, Mr. Morant served as Managing Director of Magnox Electric (now owned by EnergySolutions EU Limited), Managing Director of Alfa, a division of British Nuclear Fuels Limited that managed liabilities and contract performance, and Director of Privatization, a group that helped transition British Nuclear Fuels Limited from a public company to a private company. Prior to those positions, Mr. Morant worked for a European change management consultancy supporting clients in the nuclear, aerospace, transport and engineering industries. Mr. Morant has been a member of the Institute of Chartered Accountants since 1981. Mr. Morant received a Bachelor of Science degree in Economics from Nottingham University.

Alan Parker was appointed as Chief Operating Officer of the Projects Group in January 2014 and continues to serve as President, Government Group, to which he was appointed in March 2010. Prior to these appointments, Mr. Parker served as President, Project Group from September 2012 to December 2013, Executive Vice President supporting the Company’s International Division from December 2008 to March 2010 and Chief Operating Officer from November 2006 to December 2008. Before joining the Company, Mr. Parker served as President, Federal Group of CH2M Hill, a global company engaged in engineering, consulting and construction, in 2006, and Chief Executive Officer of CH2M Hill-Washington Group Idaho, a joint venture entity, from 2005 to 2006. Prior to that, Mr. Parker was Chief Executive Officer of Kaiser-Hill, LLC (a subsidiary of the Kaiser Group Holdings, Inc. (NASDAQ: KGHI)), the prime contractor for the Department of Energy’s $7 billion closure of the Rocky Flats site from 2001 to 2004. Mr. Parker also has 20 years of experience in various project management and executive positions with Morrison Knudsen Corporation, a construction company (acquired by Washington Group International, which was later acquired by URS Corporation (NYSE: URS)). Mr. Parker received a Bachelor of Science degree in Mining Engineering from the University of Idaho.
Kenneth W. Robuck joined the Company as Senior Vice President of Business Development in July 2013 and in November 2013 was appointed as President of the Logistics, Processing and Disposal Group. Before joining the Company, Mr. Robuck served in a variety of leadership positions at Williams Industrial Services Group, LLC, a group of companies that provide major maintenance and construction service work in the commercial nuclear, DOE, DOD and heavy industrial market, including serving as its President and Senior Vice President of Global Power Equipment Group (William’s parent company) from 2007 to July 2013. From 2000 to 2005, Mr. Robuck served as Vice President of Energy and Chemical of Alberici Construction, inc., a major North American construction firm. Mr. Robuck has over 34 years of experience in the nuclear power, fossil-fuel, government services, and related industrial industries. Mr. Robuck received a Bachelor of Science degree in Civil Engineering from Auburn University.
Brent H. Shimada joined the Company as Senior Vice President of Human Resources in July 2011. Prior to joining the Company, he was Vice President Administration and General Counsel for Otix Global, Inc. (formerly Sonic Innovations, Inc.), where he had been employed since October 2004. From May 1999 to October 2004, he was Human Resources Director for American Express’ Global Travelers Cheque Operations Group. Mr. Shimada served as Senior Corporate Counsel for grocery and drug retail conglomerate American Stores Company from 1996 to 1999. He was Legal Counsel for Alliant Techsystems, Inc. (formerly Hercules Incorporated), a government contractor, from 1985 to 1996. Mr. Shimada earned Bachelor of Science in Finance, Master of Business Administration and Juris Doctor degrees from the University of Utah.

There are no family relationships among any directors or executive officers of the Company.

CORPORATE GOVERNANCE

Governance Principles and Code of Business Conduct and Ethics

The Board has adopted Corporate Governance Guidelines and Principles along with a written Code of Business Conduct and Ethics and a Supplemental Code of Conduct for the CEO and Senior Officers (collectively referred to herein as the “Codes”), all of which are available in print upon written request to the Company’s Corporate Secretary, 423 West 300 South, Suite 200, Salt Lake City, Utah 84101.

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

BOARD OF DIRECTORS AND COMMITTEES

Following the close of the Merger Transaction on May 24, 2013, the Company dissolved its Board Committees and the Board of Directors of Rockwell (the "Rockwell Board") assumed responsibility for reviewing and approving executive compensation for the Company. The Rockwell Board has also formed an audit committee that performs the functions previously performed by the Company's audit committee prior to the Merger Transaction.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the completion of the Merger Transaction, the Company was subject to Section 16(a) of the Exchange Act which required the Company’s directors and officers, and persons who beneficially owned more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. Other than as has been previously disclosed, we believe all filings required to be made by reporting persons during 2013 were timely made in accordance with the requirements of the Exchange Act.

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Compensation Policies and Procedures
Prior to the Merger Transaction, the Compensation Committee was responsible for overseeing, reviewing and approving the Company’s compensation programs and philosophy. Concurrent with the effectiveness of the merger, the Compensation Committee was dissolved and the Rockwell Board assumed responsibility for reviewing and approving all executive compensation matters for the Company. The Rockwell Board has reviewed the Company’s compensation program as it relates to all of the Company’s full-time employees and believes there are no risks arising from the Company’s compensation programs that are likely to have a material adverse effect on the Company. As a matter of best practice, the Rockwell Board continues to monitor the Company’s compensation program as part of its risk oversight activities to ensure that the compensation program continues to align the interests of the Company’s employees with those of the Company’s long-term stakeholders while avoiding unnecessary or excessive risk.
Report of the Board of Directors on Executive Compensation
The information contained therein shall not be deemed to be “solicited material” or “filed” or incorporated by reference in any filing we make under the Securities Act or under the Exchange Act, irrespective of any general statement incorporating by reference this Form 10-K into any such filing, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into a document we file under the Securities Act or the Exchange Act.
The Board has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section. Based upon this review and discussion, the Board of Directors approved the inclusion of the Compensation Discussion and Analysis section in this Annual Report on Form 10-K, to be filed with the SEC.
THE BOARD OF DIRECTORS
David J. Lockwood
Greg Wood
Russ Workman

Compensation Discussion and Analysis
A.    Introduction
The following discussion and analysis provides information regarding the Company’s executive compensation objectives, principles, procedures, practices and decisions, and is provided to give perspective to the numbers and narratives that follow in the tables in this section. Compensation of the following named executive officers of the Company will be addressed:

Name of Officer	Position
David J. Lockwood	President and Chief Executive Officer
Greg Wood	Executive Vice President and Chief Financial Officer
John A. Christian	President, Logistics, Processing and Disposal Group
Mark Morant	President, Projects, Products and Technology Group
Alan Parker	Chief Operating Officer, Projects Group

B. Executive Compensation Overview

1.	Executive Compensation Objectives
The primary goal of the Company’s named executive officer compensation program is the same as its goal for operating the Company-to create long-term growth in Company revenue, profitability and value. The Company’s executive compensation programs are designed and implemented to attract a talented, entrepreneurial and creative team of executive officers, reward the named executive officers for sustained financial and operating performance and leadership excellence, to align their interests with those of its stakeholders and to encourage them to remain with the Company for long and productive careers. Each of the Company’s compensation program elements is intended to fulfill one or more of our performance, alignment, recruiting and retention objectives. In deciding on the type and amount of compensation for each executive, the Company focuses on such executive’s current pay and opportunity to receive future compensation. The Company combines the compensation program elements for each executive in a manner it believes optimizes the executive’s contribution to the Company.

2.	Key 2013 Highlights
Fiscal 2013 was a period of transition during which the Company became a privately held company as a result of the Merger Transaction effective May 24, 2013. The Company’s senior leadership team remained unchanged with the transaction. Effective July 8, 2013, the Company hired Kenneth W. Robuck as Executive Vice President of Business Development. Mr. Robuck became a member of the Company’s senior leadership team.
On January 7, 2013, the Company announced that it had entered into a definitive agreement to be acquired by Rockwell. As a result, the Company’s then existing Compensation Committee made the following key executive compensation decisions and took the following executive compensation actions for fiscal 2013:

•
Annual Performance-Based Cash Incentive Compensation: The Compensation Committee decided to refine the annual performance-based cash incentive compensation program to encourage the closing of the Merger Transaction while maintaining focus upon the Company’s financial performance. Therefore, 45% of the annual performance-based cash incentive for each of the named executive officers was based on a successful closing of the Merger Transaction, 45% was tied to Company Plan EBITDA and 10% was based upon specified safety goals.

•
Long-Term Incentive Compensation: In June 2012, the named executive officers were granted Phantom Performance Share Unit Awards. The Phantom Performance Share Unit Awards were a one-time four year grant designed to further align the interests of the executive team with the creation of stockholder value and promote the achievement of key strategic objectives. Since these awards were intended to cover long-term incentive awards for four years subsequent to their initial award, the Compensation Committee did not award any further long-term incentive awards to the named executive officers prior to the Merger Transaction.

•
Severance Agreements: In June 2012, the Compensation Committee conducted a review of the Company’s standard executive officer severance agreement. As a result of this review, the Compensation Committee and Board adopted several changes to the severance agreement and entered into the newly adopted agreement with each of Messrs. Lockwood and Wood upon their appointment to office, and entered into amended and restated severance agreements with each of Messrs. Christian, Morant and Parker, which replaced and superseded the severance agreements that each of Messrs. Christian, Morant and Parker entered into with the Company in 2011. The Compensation Committee did not make any further amendments to these severance agreements prior to the Merger Transaction.

•
Retention Agreements: In order to retain the employment of the named executive officers through the closing of the Merger Transaction, and to incentivize them to successfully close the merger, on January 9, 2013, the Compensation Committee approved retention awards in the following amounts to the named executive officers set forth below:

Name	Amount of Retention Award ($)
David J. Lockwood	3,300,000
Greg Wood	1,200,000
John A. Christian	100,000
Mark Morant	100,000
Alan Parker	100,000
On May 24, 2013, the Merger Transaction became effective, at which time the Company became a wholly owned subsidiary of Rockwell. Concurrent with the effectiveness of the merger, the Compensation Committee was dissolved and Rockwell Board became responsible for reviewing and approving all executive compensation matters for the Company. Also following the effectiveness of the merger, each of the named executive officers entered into employment agreements which superseded and replaced all prior employment, severance and equity agreements that each of the named executive officers may have had with the Company.

3.	Treatment of Outstanding Equity Awards As a Result of the Merger Transaction
Pursuant to the Company’s incentive plans and programs that were in place prior to the Merger Transaction, certain Company equity award held by the named executive officers that were outstanding immediately prior to the close of the merger were subject to accelerated vesting. The following table shows, for each named executive officer, the number of shares subject to equity awards that accelerated vesting upon completion of the merger, the value of the payment that the executive received for such equity award, and the total payments the executive received in consideration for all outstanding equity awards that accelerated vesting upon the completion of the merger.

Name	Number of Shares Subject to Unvested Options (1)	Cash-Out Payment for Unvested Options ($)	Number of Shares Subject Unvested Restricted Stock (1)	Value of Payment for Restricted Stock ($)	Number of Shares Subject to Unvested Performance Share Units (1)	Value of Payment for Performance Share Units ($)	Number of Shares Subject to Unvested Phantom Performance Share Units (1)	Value of Payment for Phantom Performance Share Units ($)	Total Payment for Unvested Equity Awards ($)
David J. Lockwood	—	—	1,000,000	4,150,000	—	—	1,695,330	7,035,620	11,185,620
Greg Wood	—	—	—	—	—	—	1,078,132(1)	4,474,248	4,474,248
John A. Christian	38,332	—	40,717	168,976	25,184	104,514	351,148(1)	1,457,264	1,730,754
Mark Morant	45,999	—	53,156	220,597	32,367	134,323	351148(1)	1,457,264	1,812,184
Alan Parker	40,000	—	37,136	154,114	25,184	104,514	351,148(1)	1,457,264	1,715,892
_____________

(1)	The value of the performance share unit awards are paid to the executives in 1/3 annual installments with the first 1/3 paid immediately following completion of the Merger Transaction.

4.	Executive Compensation Components
As noted above, following the effectiveness of the Merger Transaction, each of the named executive officers entered into employment agreements which superseded and replaced all prior employment, severance and equity agreements that each of the named executive officers may have had with the Company. The following discussion shall be in reference to the terms and conditions of these new employment agreements, unless otherwise noted. The compensation program for the named executive officers for fiscal year 2013 consisted of the following components:

•	base salaries;

•	annual performance-based cash incentive awards;

•	long-term equity-based incentive awards pursuant to the Rockwell Stock Option Plan;

•	benefits and limited perquisites; and

•	severance and change in control benefits.
C.    Executive Compensation Program Design

1.	The Role of Cash Compensation
The Company provides cash compensation to the named executive officers through a combination of base salaries and performance-based cash incentive compensation.
Base Salaries.  Base salaries for the named executive officers reflect each named executive officer’s level of experience, responsibilities and expected future contributions to the Company’s success. The Rockwell Board reviews base salaries on an annual basis, or as responsibilities change, and considers factors such as individual and Company performance and the competitive environment in the Company’s industry in determining whether salary adjustments are warranted. The Rockwell Board believes that base salaries are an important component in achieving the Company’s compensation objectives, but that the most significant portion of each named executive officer’s compensation should be delivered through performance-based incentives.
Upon the closing of the Merger Transaction and with the recommendation and concurrence of Mr. Lockwood, the Rockwell Board set the base salary of each of the named executive officers at the same level of $600,000. The total base salary paid to each named executive officer during 2013 is set forth in the Summary Compensation Table below.
Performance-Based Cash Incentive Compensation.  The Company provides additional cash compensation to its executives through annual performance-based cash incentive compensation. Upon the closing of the Merger Transaction, the Rockwell Board agreed to maintain the current annual performance-based cash incentive plan for each of Messrs. Wood, Christian, Morant and Parker as described above with the exception that the Company Plan EBITDA goal would be changed to Adjusted Cash EBITDA. Rockwell Boards’ actions with respect to Mr. Lockwood’s 2013 annual performance-based cash incentive compensation are described below. The Rockwell Board believes that performance-based cash compensation incentivizes superior performance, rewards achievement of short-term Company and individual goals, aligns the officers’ interests with those of the Company’s stakeholders and is an important component of executive compensation.
David Lockwood
Pursuant to the terms of Mr. Lockwood’s amended and restated employment agreement dated as of June 13, 2013, for the fiscal year 2013, Mr. Lockwood agreed to receive a pro-rated performance-based cash compensation for the period between January 1, 2013 and the close of the Merger Transaction at the target amount of $295,895. In consideration of this payment, and other payments he received under his amended and restated employment agreement, Mr. Lockwood agreed that he would not be eligible for performance-based cash incentive compensation between the close of the Merger Transaction and the end of 2013. He will be eligible for performance-based cash incentive compensation for the full 2014 fiscal year.
Greg Wood, John Christian, Mark Morant and Alan Parker
The following is a description of the Company’s performance-based cash incentive compensation program for these named executive officers for 2013.

•
Payment of performance-based cash compensation is determined based on attainment of specific performance goals approved by the Rockwell Board, including financial performance goals for the Company and attainment of safety goals.

◦
45% of performance-based cash compensation was tied to the successful closing of the Merger Transaction. If the named executive officers were unsuccessful in closing the Merger Transaction, the named executive officers would not have received this percentage of performance-based cash compensation.

◦
45% of performance-based cash compensation was tied to the Company’s Adjusted Cash EBITDA. If the Company failed to attain a pre-determined threshold level of Adjusted Cash EBITDA, the named executive officers would not receive this percentage of performance-based cash compensation.

◦
10% of performance-based cash compensation was tied to safety goals. If a named executive officer failed to achieve these pre-determined safety goals, the named executive officer would not receive the portion of performance-based cash compensation attributable to those goals for the year.

•
Officers are eligible for above target compensation should the Company exceed its target performance goals. Similarly, officers are eligible for a below target or zero bonus awards should performance fall below target or below the required threshold.

•
The performance-based cash compensation payable to the named executive officers is interpolated for actual financial and safety results between threshold and target levels or between target and maximum levels.

•
Performance-based cash compensation is designed to be attainable upon exertion of extra effort and hard work. Accordingly, in any year performance-based cash compensation may not be earned at all or may be earned at less than 100%. The uncertainty of meeting target goals ensures that any payments under performance-based cash compensation plan are truly performance-based, consistent with the Rockwell Board’s objectives.

At the end of the year or the beginning of the following year, the Rockwell Board determines the amount of performance-based cash compensation to be paid to each named executive officer by comparing actual Company financial performance and safety results to the year’s pre-determined performance goals. The Rockwell Board may adjust the amount paid to any individual based on the officer’s overall performance or unique events that may have occurred during the year.
The following table sets forth the weightings for each component of the 2013 annual performance-based cash compensation for each of the named executive officers:

Name	Successful Closing of the Merger Transaction	Adjusted Cash EBITDA	Safety
Greg Wood	45%	45%	10%
John A. Christian	45%	45%	10%
Mark Morant	45%	45%	10%
Alan Parker	45%	45%	10%
The following table sets forth the target bonus as a percentage of base salary for each of the named executive officers for 2013:

Name	Target % of 2013 Base Salary (1)
Greg Wood	100%
John A. Christian	80%
Mark Morant	80%
Alan Parker	80%
_____________

(1)
For 2013, annual performance-based cash compensation is based on the named executive officer’s base salary rate as set forth in such executive’s employment agreement that was entered into following the close of the Merger Transaction, rather than the base salary actually earned during 2013.

Merger Transaction: As noted above, 45% of each named executive officer’s 2013 annual performance-based cash compensation was tied to the successful closing of the Merger Transaction. If the Company’s Adjusted Cash EBITDA results were less than target, the portion of the performance-based cash compensation tied to the successful closing of the Merger Transaction would be paid at the target level. If, however, the Company’s Adjusted Cash EBITDA results were greater than target, the portion of the performance-based cash compensation tied to the successful closing of the Merger Transaction would be paid above target, assuming such closing was successful. The following table sets forth the threshold, target and maximum amounts that each named executive officer could earn in 2013 based on the closing of the Merger Transaction:

	Percent of Target Award Paid for Achieving
Name	Merger Transaction Not Closed	Merger Transaction Closed	Maximum (Merger Transaction Closed & 120% of Adjusted Cash EBITDA Goal)
Greg Wood	0%	100%	200%
John A. Christian	0%	100%	200%
Mark Morant	0%	100%	200%
Alan Parker	0%	100%	200%

On May 24, 2013 the Merger Transaction was successfully closed and, as noted below, the Company’s Adjusted Cash EBITDA results were less than target, therefore, each of the named executive officers will be paid at target for this portion of their performance-based cash compensation.
Company Performance Goals. As noted above, 45% of each named executive officer’s 2013 annual performance-based cash compensation was tied to the Company’s Adjusted Cash EBITDA. The following table sets forth the threshold, target and maximum amounts that each named executive officer could earn in 2013 based on different levels of achievement of the 2013 Company Adjusted Cash EBITDA performance targets:

	Percent of Target Award Paid for Achieving
Name	Threshold (80% of Adjusted Cash EBITDA Goal)	Target (100% of Adjusted Cash EBITDA Goal)	Maximum (120% of Adjusted Cash Goal)
Greg Wood	0%	100%	200%
John A. Christian	0%	100%	200%
Mark Morant	0%	100%	200%
Alan Parker	0%	100%	200%

EBITDA (earnings before interest, taxes, depreciation and amortization) is a non-GAAP financial measure that the Company defines as net income (loss) attributable to the Company plus interest expense (including the effects of interest rate derivative agreements), income taxes, depreciation, impairment charges and amortization. Adjusted Cash EBITDA is a non-GAAP financial measure that the Company uses as a measure of performance for its executive officer bonus compensation program and represents EBITDA plus or minus certain non-cash and unusual or non-recurring items, as determined in the discretion of the Rockwell Board, and is calculated solely for compensation purposes to reflect the Rockwell Board’s view of management’s annual performance. In March 2014, the Rockwell Board reviewed the Company’s 2013 financial performance and applied its discretion to calculate the Adjusted Cash EBITDA for the Company to determine what percentage of this component of the 2013 annual performance-based cash compensation was achieved. The following table identifies the target and actual 2013 Adjusted Cash EBITDA for the Company as determined by the Rockwell Board:

Company
Plan Adjusted Cash EBITDA - Target	$135,000,000
Plan Adjusted Cash EBITDA - Actual	$133,132,000
Percent achievement of target Adjusted Cash EBITDA	99%
Percent of this component of performance-based cash compensation achieved	93%
Safety Goals. For 2013, 10% of each named executive officer’s 2013 annual performance-based cash compensation was tied to safety goals. One-third of the safety goals consisted of the Company achieving a target number of corrective actions identified during management field observations during 2013, one-third consisted of the Company achieving an As Low As Reasonably Achievable (ALARA) goal, and one-third consisted of the Company achieving a Total Recordable Case (TRC) rate goal. Management field observations are in-person site audits to identify any existing or potential safety issues that may be present.
The safety goals component of the annual performance-based cash compensation was subject to the following adjustments:

•	If the Company experienced a single Notice of Violation (NOV) over $200,000 or cumulative NOVs over $500,000, the safety bonus would be reduced by 50%; and

•	If the Company experienced a work-related fatality, the safety bonus would be forfeited.

The results of the Company’s performance against the 2013 safety goals are set forth in the chart below.

Weighting	Safety Goals	2013 Achievement Level
33.33%	Corrective Actions completed	177%
33.33%	ALARA	133%
33.33%	OHSA Total Recordable Case Rate	200%
Based upon its review of the Company’s safety performance during 2013, in March 2014 the Rockwell Board determined that the Company’s achievement level for its safety goals was 170% and each named executive officer would therefore receive 170% of the 10% of the annual performance-based cash compensation tied to safety goals.
2013 Payout. The following table identifies the percentage of each component of the 2013 performance-based cash compensation each named executive officer earned based on each named executive officer’s 2013 performance as determined by the Rockwell Board:

Name	Adjusted Goal EBITDA	Closing of ECP Transaction	Safety	Total Award Earned as Percentage of Target
Greg Wood	93%	100%	170%	104%
John A. Christian	93%	100%	170%	104%
Mark Morant	93%	100%	170%	104%
Alan Parker	93%	100%	170%	104%

The following table identifies the target and actual amounts of performance-based cash compensation each named executive officer earned based on each named executive officer’s 2013 performance as determined by the Rockwell Board. The 2013 performance-based cash compensation will be paid to the named executive officers in April 2014.

Name	Target % of 2013 Base Salary	Total Award Earned as Percentage of Target	Actual % of 2013 Base Salary	Target 2013 Amount (1)	Actual 2013 Amount
Greg Wood	100%	104%	104%	$600,000	$623,320
John A. Christian	80%	104%	83%	$480,000	$498,656
Mark Morant	80%	104%	83%	$480,000	$498,656
Alan Parker	80%	104%	83%	$480,000	$498,656
_____________

(1)
For 2013, annual performance-based cash compensation is based on the named executive officer’s base salary rate as set forth in such executive’s employment agreement that was entered into following the close of the Merger Transaction, rather than the base salary actually earned during 2013.

2.	The Role of Long-Term Equity-Based Incentive Awards
Overview. Long-term equity-based awards align the interests of the named executive officers with the interests of the Company’s stakeholders by tying a portion of executive compensation to long-term stock value. The Rockwell Board believes that long-term equity-based incentive awards are the most effective way to attract, retain, and reward a strong executive team. In order to achieve this alignment and encourage retention, in May 2013, the Rockwell Board approved grants of time-vested stock options to the named executive officers. The following table identifies the long-term equity-based incentive awards made to the named executive officers in May 2013 as part of the employment agreement entered into subsequent to the closing of the Merger Transaction:

Name	Time- Vested Options (1)	Grant Date Fair Value of Time- Vested Options ($)(1)
David J. Lockwood	7,894	5,199,773
Greg Wood	5,639	3,714,406
John A. Christian	4,511	2,971,393
Mark Morant	4,511	2,971,393
Alan Parker	4,511	2,971,393
_____________

(1)
The amounts reported in this column reflect the grant date fair value which is the number of shares granted multiplied by the fair market value of the shares on the grant date, which calculation is in accordance with FASB ASC Topic 718.

Time-vested Stock Options. The time-vested stock options vest in five equal installments beginning on May 24, 2014, subject to the named executive officer’s continued service with the Company. The exercise price of the time-vested stock options is equal to the fair market value at the time of grant. Time-vested stock options expire ten years from the date of grant. These awards are intended to be one-time awards and the Rockwell Board does not anticipate awarding similar equity based awards in the future. The grant of time-vested stock options to the named executive officer aligns the interests of the executives with the long-term value interests of the stakeholders because the awards only have value as the market price of the Company’s stock increases.

3.	The Role of Benefits and Perquisites
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

4.	Severance and Change in Control Benefits
On June 13, 2013, subsequent to the closing of the Merger Transaction, the Rockwell Board approved and the Company entered into newly adopted employment agreements which replaced and superseded any and all other prior employment, severance and equity agreements with the named executive officers. These employment agreements provide for certain payments to the named executive officers in the event of a triggering event, as defined in the agreements. See the section titled “Potential Payments upon Termination or Change in Control-Executive Severance Agreements” below for a description of the executive severance agreements.

5.	The Role of Consultants

During 2013, before the Merger Transaction the Compensation Committee directly retained the services of ClearBridge Compensation Group, an independent executive compensation consulting firm, on a range of external market factors, including evolving compensation trends, appropriate comparison companies and market survey data. ClearBridge Compensation Group provides general observations on the Company’s compensation programs, but it does not determine or recommend the amount of compensation for any executives. No member of the Company’s executive management, including any named executive officer had contact or communications with ClearBridge Compensation Group, unless ClearBridge Compensation Group was specifically directed to work with management to ensure support for the Compensation Committee. ClearBridge Compensation Group agreed to advise the Chair of the Compensation Committee if any potential conflicts of interest arise that could cause ClearBridge Compensation Group’s independence and loyalty to be questioned, and also agreed not to undertake any projects for the Company’s management except at the request of the Compensation Committee Chair as an agent for the Compensation Committee. Subsequent to the closing of the Merger Transaction, the Rockwell Board did not consult with the ClearBridge Compensation Group.

6.	The Role of Peer Groups
Subsequent to the closing of the Merger Transaction, compensation deliberations were conducted through private negotiations between the Rockwell Board and Company management without with the use of specific peer group data.

7.	Stock Ownership Guidelines
Pursuant to Mr. Lockwood’s new employment agreement, he was required to purchase $5,000,000 worth of common stock of Rockwell, subject to the terms of the applicable Rockwell stockholders agreement. No other named executive officer was subject to such purchase requirement. Except with respect to Mr. Lockwood’s purchase requirement and the time-vested option awards granted to the named executive officers, as described above, the Company does not currently offer stock ownership to its executive officers.

8.	Tax and Accounting Considerations

Tax Deductibility of Compensation Expense.  The Company no longer has publicly traded stock. As a result, the Company is no longer subject to Section 162(m) of the Internal Revenue Code.
Accounting Considerations.    The Rockwell Board considers the accounting and cash flow implications of various forms of executive compensation. In its financial statements, the Company records salaries and performance-based cash compensation as expenses in the amounts paid, or to be paid, to the named executive officers. The accounting expense of long-term equity-based incentive awards to employees is calculated in accordance with FASB ASC Topic 718, Share-Based Payment. The Rockwell Board believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.
Summary Compensation Table
The following table sets forth the compensation earned by the named executive officers in 2013, and the prior two fiscal years to the extent required under applicable SEC rules.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)
David J. Lockwood	2013	698,077	5,337,669	—	5,199,773	295,895	—	1,976,923(4)	13,508,336
President and Chief	2012	418,269	—	3,695,187	—	403,846	—	140,837	4,658,139
Executive Officer(3)	2011	—	—	—	—	—	—	—	—

Greg Wood	2013	573,077	1,200,000	—	3,714,406	623,320	—	51,414(6)	6,162,217
Executive Vice President	2012	278,846	275,000	1,453,512	—	269,231	—	32,662	2,309,251
and Chief Financial Officer(5)	2011	—	—	—	—	—	—	—	—

John A. Christian	2013	561,038	100,000	—	2,971,393	498,656	—	19,650(7)	4,150,737
President, Logistics, Processing	2012	475,000	—	682,949	83,743	196,859	—	20,500	1,459,051
and Disposal Group	2011	469,038	—	161,280	65,067	605,477	—	20,250	1,321,112

Mark Morant	2013	567,474	100,000	—	2,971,393	498,656	28,212(9)	66,944(10)	4,232,680
President, Projects, Products	2012	475,000	—	682,949	83,743	219,773	13,129	249,793	1,724,387
and Technology Group(8)	2011	472,627	—	328,920	130,134	458,713	41,287	224,863	1,656,544

Alan Parker	2013	570,179	100,000	—	2,971,393	498,656	—	15,743(11)	4,155,972
Chief Operating Officer,	2012	484,566	—	687,159	87,384	108,291	—	44,686	1,412,086
Projects Group	2011	484,566	—	167,640	67,896	455,612	—	19,750	1,195,464
_____________

(1)
The amounts reported in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Detailed information about the amount recognized for specific awards is reported in the table under "Outstanding Equity Awards at Fiscal Year-End" below. For a discussion of the assumptions and methodologies used to value the stock awards and option awards reported in this table, please see the discussion of stock awards and option awards contained in Notes to Consolidated Financial Statements at Note 14, "Equity-Based Compensation" in this Annual Report.

(2)
Amounts in this column show the aggregate of amounts earned under our annual performance-based cash compensation program in the respective year and, except with respect to Mr. Lockwood, paid in the following year.

(3)
Compensation for fiscal year 2011 is not reported for Mr. Lockwood because he was not a named executive officer during that time. Mr. Lockwood was appointed as the Company’s President and Chief Executive Officer effective June 11, 2012.

(4)	This amount consists of relocation payments of $1,969,273 and the Company's matching contributions to Mr. Lockwood's account under its 401(k) Plan of $7,650.

(5)
Compensation for fiscal year 2011 is not reported for Mr. Wood because he was not a named executive officer during that time. Mr. Wood was appointed as the Company’s Executive Vice President and Chief Financial Officer effective June 11, 2012.

(6)	This amount consists of relocation payments of $43,764 and the Company's matching contributions to Mr. Wood's account under its 401(k) Plan of $7,650.

(7)	This amount reflects a car allowance of $12,000 and the Company's matching contributions to Mr. Christian's account under its 401(k) Plan of $7,650.

(8)	Amounts paid to Mr. Morant in sterling pounds have been converted to dollars based on the annual average sterling pound exchange rate for the applicable year.

(9)
Represents the change in the actuarial present value of Mr. Morant’s accumulated benefit under the section of the Civil Nuclear Pension Plan maintained by the Company as of December 31, 2013 over such amount as of December 31, 2012. Mr. Morant is an inactive participant in this pension scheme. The change in the actuarial present value during 2013 for Mr. Morant's benefit is primarily attributable to changes in actuarial assumptions, the passage of time and exchange rate fluctuations and does not reflect any additional accruals for service or compensation in 2013.

(10)
This amount reflects a car allowance of $12,000, the Company's matching contributions to Mr. Morant’s account under its 401(k) Plan of $2,880, housing allowance of $15,385, airfare reimbursements for family member travel of $17,818 and tax preparation and consulting fees of $18,862.

(11)	This amount reflects a car allowance of $12,000, the Company's matching contributions to Mr. Parker's account under its 401(k) Plan of $2,895 and tax settlement of $848.

Grants of Plan-Based Awards
The following table sets forth the plan-based awards made to the named executive officers during 2013.

Name	Type of Award (1)	Grant Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(3)		All Other Option Awards:
			Target ($)	Maximum ($)	Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards Per Share ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
David J. Lockwood(6)	APBC	2/27/2013	295,895	591,790
	SO	5/24/2013			7,894	1,000	5,199,773
Greg Wood	APBC	2/27/2013	600,000	1,200,00
	SO	6/13/2013			5,639	1,000	3,714,406
John A. Christian	APBC	2/27/2013	480,000	960,000
	SO	6/13/2013			4,511	1,000	2,971,393
Mark Morant	APBC	2/27/2013	480,000	960,000
	SO	6/13/2013			4,511	1,000	2,971,393
Alan Parker	APBC	2/27/2013	480,000	960,000
	SO	6/13/2013			4,511	1,000	2,971,393
____________

(1)	Type of Award:
APBC    Annual Performance-Based Cash Incentive Compensation
SO    Time-Vested Stock Option

(2)
The grant date is the date on which the Compensation Committee adopted the EBITDA targets that set the basis for the 2013 annual performance-based cash incentive compensation awards or the date on which the Rockwell Board approved the option awards, as applicable.

(3)
These columns show the potential amounts payable to our named executive officers pursuant to the 2013 annual performance-based cash incentive compensation awards if the target or maximum goals established for such awards were satisfied. For a discussion of the 2013 annual performance-based cash incentive compensation award performance goals, see the section titled “Executive Compensation-Compensation Discussion and Analysis-Executive Compensation Program Design-The Role of Cash Compensation-Performance-Based Cash Incentive Compensation” above. The 2013 annual performance-based cash incentive compensation awards did not have a threshold award amount. The actual amounts paid to our named executive officers under our 2013 annual performance-based cash incentive compensation awards are shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(4)	All options were granted at the fair market value as of the date of grant.

(5)
The amounts reported in this column reflect the aggregate dollar amounts recognized for option awards for fiscal year 2013 in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the option awards reported in this table, please see the discussion of option awards contained in Notes to Consolidated Financial Statements at Note 14, “Equity-Based Compensation" in this Annual Report.

(6)
The target and maximum amounts for Mr. Lockwood’s annual performance-based incentive compensation reflect the pro-rated amounts of such compensation Mr. Lockwood was eligible to receive through the close of the Merger Transaction. Pursuant to the terms of Mr. Lockwood’s amended and restated employment agreement, Mr. Lockwood was not eligible for annual performance-based incentive compensation from the close of the Merger Transaction through the end of 2013.

Outstanding Equity Awards at Fiscal Year-End
The following tables present information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2013, including the vesting dates for the portions of these awards that had not vested as of that date. There were no outstanding stock awards outstanding as of December 31, 2013.

Option Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
David J. Lockwood	5/24/2013(1)	—	7,894	1,000	5/24/2023
Greg Wood	6/13/2013(1)	—	5,639	1,000	6/13/2023
John A. Christian	6/13/2013(1)	—	4,511	1,000	6/13/2023
Mark Morant	6/13/2013(1)	—	4,511	1,000	6/13/2023
Alan Parker	6/13/2013(1)	—	4,511	1,000	6/13/2023
_____________

(1)	The shares subject to these options vest in increments of 20% upon each anniversary of May 24 starting on May 24, 2014.

Option Exercises and Stock Vested
The following table includes information, on an aggregate basis, with respect to the exercise of stock options and the vesting of restricted stock for our named executive officers during 2013.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($)(1)
David J. Lockwood	—	—	1,695,330	7,035,620
Greg Wood	—	—	1,078,132	4,474,248
John A. Christian	—	—	453,376	1,833,214
Mark Morant	—	—	479,084	1,971,483
Alan Parker	—	—	464,343	1,906,995
_____________

(1)
Amounts shown in this column are calculated by multiplying (i) the closing sales price per share of our common stock on the vesting date, or in the case of shares that accelerated in connection with the close of the Merger Transaction, the per share purchase price of the Merger Transaction, by (ii) the number of shares acquired on vesting.

Pension Benefits
The Company maintains a section within the Civil Nuclear Pension Plan (“CNPP”) for the benefit of some its U.K. employees. Mr. Morant actively participated in this plan until February 16, 2011, when he relocated to the U.S. Since that time, Mr. Morant has been an inactive participant in the CNPP. The following table sets forth certain information with respect to the accrued pension plan benefits under the CNPP for Mr. Morant for the year ended December 31, 2013:

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit ($)(1)		Payments During Last Fiscal Year ($)
Mark Morant (2)	Civil Nuclear Pension Plan	6.7	775,556	(3)	—
_____________

(1)
This amount represents the present value of the accumulated benefit as of December 31, 2013, computed with the same actuarial assumptions as those used for the Company’s 2013 audited consolidated financial statements and assuming Mr. Morant retires at age 60, which is the earliest age when participants may retire without any benefit reduction due to age. See Note 19 to our audited consolidated financial statements included in this Annual Report for a more detailed discussion of these assumptions.

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

(3)	Converted from sterling pounds based on the annual average sterling pound exchange rate for 2013.

Nonqualified Deferred Compensation
Except as described under “Pension Benefits” above, in the year ended December 31, 2013, our named executive officers received no nonqualified deferred compensation and had no deferred compensation balances.
Potential Payments upon Termination or Change in Control Potential Payments upon Termination or Change in Control
The following table discloses potential payments and benefits under our compensation and benefit plans and other employment arrangements to which our named executive officers would be entitled upon certain events, including a termination of their employment or change of control, assuming the termination of employment or change of control occurred on December 31, 2013.

	Termination By Company Without Cause or By Executive for Good Reason ($)(1)		Upon a Change of Control ($)(1)		Disability ($)(1)		Death ($)(1)
David J. Lockwood
Cash Payments	3,169,343	(2)	3,169,343	(2)(3)	3,169,343	(2)	3,169,343	(2)
Accelerated Equity-Based Awards	—	(4)	—	(5)	—		—
Welfare Benefit Payments, Outplacement Services and Relocation	—		—		—		—
Greg Wood
Cash Payments	3,423,320	(6)	400,000	(7)	1,023,320	(8)	1,023,320	(8)
Accelerated Equity-Based Awards	—	(4)	—	(5)	—		—
Welfare Benefit Payments, Outplacement Services and Relocation	99,194	(9)	—		49,194	(10)	—
John A. Christian
Cash Payments	2,118,656	(11)	—		498,656	(12)	498,656	(12)
Accelerated Equity-Based Awards	—	(4)	—	(5)	—		—
Welfare Benefit Payments, Outplacement Services and Relocation	98,911	(13)	—		48,811	(14)	—
Mark Morant
Cash Payments	2,118,656	(11)	—		498,656	(12)	498,656	(12)
Accelerated Equity-Based Awards	—	(4)	—	(5)	—		—
Welfare Benefit Payments, Outplacement Services and Relocation	408,164	(13)	—		358,164	(15)	321,000	(16)
Alan Parker
Cash Payments	2,118,656	(11)	—		498,656	(12)	498,656	(12)
Accelerated Equity-Based Awards	—	(4)	—	(5)	—		—
Welfare Benefit Payments, Outplacement Services and Relocation	95,027	(13)	—		45,027	(14)	—
_____________

(1)
Except as noted below, such amounts to be reduced by applicable taxes and withholdings. Further, the amounts shown in the table above do not include any payments or benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon a termination of employment. These include (i) accrued salary and, if applicable, accrued and unused vacation time, and (ii) distributions of plan balances under our 401(k) Plan.

(2)	This amount is to be paid to Mr. Lockwood as a lump sum cash payment net of taxes, except for excise taxes under Section 4999 of the Internal Revenue Code.

(3)	This amount shall vest upon a change in control, but not be payable until the termination of Mr. Lockwood’s employment with the Company.

(4)
Under the executive’s stock option agreement, in the event the executive’s employment is terminated by the Company without cause or by the executive for good reason, the option shall vest and become exercisable as to the portion of the option that would have vested prior to the date of termination and within the one (1) year period following the date of termination had the executive remained continuously employed by the Company during such period determined in both cases as if the option had vested monthly from the date of grant of the Option. Because the common stock of Rockwell Holdco is not publicly traded, the value of the common stock underlying the stock option cannot be readily determined for purposes of calculating the value of the accelerated option upon a hypothetical change in control on December 31, 2013. Therefore, the Company assumes, for the purposes of this calculation only, that the fair market value of the common stock of Rockwell as of the date of grant of the stock option on May 24, 2013 or June 13, 2013, as applicable, also represents the fair market value of the common stock of Rockwell on December 31, 2013, resulting in no realized value for the executive upon the acceleration of the option.

(5)
Under the executive’s stock option agreement, the option vests in full and becomes exercisable in full upon a change in control. Because the common stock of Rockwell Holdco is not publicly traded, the value of the common stock underlying the stock option cannot be readily determined for purposes of calculating the value of the accelerated option upon a hypothetical change in control on December 31, 2013. Therefore, the Company assumes, for the purposes of this calculation only, that the fair market value of the common stock of Rockwell as of the date of grant of the stock option on May 24, 2013 or June 13, 2013, as applicable, also represents the fair market value of the common stock of Rockwell on December 31, 2013, resulting in no realized value for the executive upon the acceleration of the option.

(6)
This amount represents (i) a pro rata portion of the executive’s target bonus for 2013, (ii) severance pay consisting of the executive’s base salary plus his target bonus for 2013, payable for 24 months, and (iii) a retention bonus payment.

(7)	This amount represents a retention bonus payment.

(8)	This amount represents (i) a pro rata portion of the executive’s target bonus for 2013, and (ii) a retention bonus payment.

(9)	This amount represents (i) the continuation of standard health and welfare benefits for two years, and (ii) the provision of professional outplacement services for one year.

(10)	This amount represents (i) the continuation of standard health and welfare benefits for two years.

(11)
This amount represents (i) a pro rata portion of the executive’s target bonus for 2013, (ii) and severance pay consisting of the executive’s base salary plus his target bonus for 2013, payable for 18 months.

(12)	This amount represents a pro rata portion of the executive’s target bonus for 2013.

(13)	This amount represents (i) the continuation of standard health and welfare benefits for 18 months, and (ii) the provision of professional outplacement services for one year.

(14)	This amount represents the continuation of standard health and welfare benefits for 18 months.

(15)	This amount represents (i) the continuation of standard health and welfare benefits for 18 months, and (ii) relocation payments.

(16)	This amount represents relocation payments.

Employment Agreements
David Lockwood
On May 24, 2013, the Company entered into an employment agreement with Mr. Lockwood, which provides that Mr. Lockwood will continue to serve as the Company’s Chief Executive Officer. The employment agreement replaces and supersedes all prior agreements between the Company and Mr. Lockwood related to his employment, including his offer letter, severance agreement, phantom performance share unit agreement, and restricted stock agreement, each entered into in June 2012, and his retention award agreement, entered into in January 2013.

Cash Payments. Under the employment agreement, Mr. Lockwood is entitled to an annual base salary of $600,000 and to a cash bonus for each fiscal year, commencing with fiscal year 2014, with a target amount equal to 100% of his annual base salary. In connection with the closing of the Merger to settle existing obligations owed to Mr. Lockwood and in connection with the execution of the employment agreement, Mr. Lockwood received a cash payment equal to $16,819,184. Subject to certain vesting conditions and Mr. Lockwood’s compliance with certain non-competition and non-solicitation covenants, upon his termination of employment, Mr. Lockwood will be entitled to receive a cash payment equal to the amount that results in Mr. Lockwood receiving $3,169,343, after payment of income taxes on such payment.

Option Award. In connection with the execution of the employment agreement, Rockwell granted Mr. Lockwood a non-qualified stock option to purchase 7,894 shares of Rockwell common stock. Each option will vest and become exercisable in five equal annual installments, subject to full or partial acceleration in the event of a change in control of Rockwell or upon a termination of Mr. Lockwood’s employment by the Company without “cause” or by Mr. Lockwood for “good reason.” Each option will be subject to forfeiture and/or repayment in the event Mr. Lockwood breaches his noncompetition covenant.

Investment in Rockwell. In connection with the execution of the employment agreement, Mr. Lockwood entered into an agreement to purchase a number of shares of Rockwell common stock worth $5,000,000.
Greg Wood, John Christian, Mark Morant and Alan Parker
On June 13, 2013, the Company entered into employment agreements with each of Messrs. Wood, Christian, Morant and Parker. The employment agreements replaced and superseded the executive severance agreements that each executive officer entered into with the Company in June 2012.
Cash Payments. Under the employment agreements, each executive officer is entitled to an annual base salary of $600,000 and to a cash bonus for each fiscal year, with a target amount equal to 80% (100% for Mr. Wood) of his annual base salary. Mr. Wood also received a cash retention bonus payment equal to $400,000 which is subject to certain vesting conditions and Mr. Wood’s compliance with certain noncompetition and nonsolicitation covenants.

Option Award. In connection with the execution of the employment agreements, Rockwell granted each executive officer a non-qualified stock option to purchase 4,511 shares (5,639 shares for Mr. Wood) of Rockwell common stock. Each option will vest and become exercisable in five equal annual installments, subject to full or partial acceleration in the event of a change in control of Rockwell or upon a termination of such executive officer’s employment by the Company without “cause” or by the executive officer for “good reason.” Each option will be subject to forfeiture and/or repayment in the event the executive officer breaches his noncompetition covenant.
Severance Payments. The employment agreements entered into by the named executive officers subsequent to the closing of the Merger Transaction provides that if an executive officer’s employment is terminated (i) by the Company without “cause,” or (ii) by the executive officer for “good reason,” then the executive officer shall be entitled to the following severance payments and benefits:

•
all accrued obligations, including all earned or accrued and unpaid base salary, expense reimbursements and other benefits due to the named executive officer under any Company-provided plan, program or arrangement;

•	any annual bonus earned for any fiscal year completed prior to the date of termination of the named executive officer;

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
In the event the named executive officer’s employment is terminated by reason of the named executive officer’s permanent disability, the named executive officer shall be entitled to receive the same benefits above, except for severance pay and professional outplacement services, plus a pro rata bonus for the year in which the date of termination due to disability occurs. In the event the named executive officer’s employment is terminated by reason of the named executive officer’s death, the named executive officer’s heirs, executors, administrators or other legal representatives shall be entitled to receive all accrued obligations and the named executive officer’s pro-rata bonus. If the named executive officer’s employment is terminated by the Company for “cause” or if the named executive officer voluntarily terminates his employment, the named executive officer shall only be entitled to receive payment of all accrued obligations.
In addition to the severance payments and benefits described above, Mr. Morant’s employment agreement entitles him to receive reimbursement for the cost of relocating back to the United Kingdom in the event he and/or his family relocate within two years following the termination of his employment.
A named executive officer’s receipt of severance payments or benefits pursuant to an employment agreement is subject to the named executive officer signing and complying with a general release agreement that contains a general release of claims against the Company and non-solicit, non-disparagement, non-compete and non-disclosure provisions.
Each executive employment agreement has an effective date of May 24, 2013 and continues until terminated by the named executive officer or the Company according to its terms and conditions.
The terms “cause,” “change in control” and “good reason” are defined the same in each agreement and can be reviewed in the form of executive severance agreement filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
Director Compensation
Prior to the Merger Transaction, the Company’s Board was composed of the following members: J. Barnie Beasley, Pascal Colombani, J.I. “Chip” Everest, II, David J. Lockwood, Steven R. Rogel, Clare Spottiswoode, Robert A. Whitman and David B. Winder. During 2013, all of these directors, other than Mr. Lockwood, qualified as a “non-management director.” Non-management directors are those directors who are not executive officers of the Company or its affiliates. In connection with the effectiveness of the Merger Transaction, all of the Company’s directors, other than Mr. Lockwood, resigned and Rockwell , the Company’s sole stockholder, appointed Greg Wood, the Company’s Executive Vice President and Chief Financial Officer, and Mr. Workman, the Company’s General Counsel and Secretary, to the Board.

In the case of directors who are executive officers for the Company or its affiliates, the Company provides no additional compensation for such director services. In 2013, Messrs. Lockwood, Wood and Workman were executive officers of the Company and, therefore, did not receive any compensation for their service as directors of the Company during that time.

Cash Compensation

Each non-management director received an annual cash compensation retainer of $55,000, payable quarterly, which constituted full compensation for six Board meetings per year. In addition, each non-management director was paid cash compensation of $1,250 for each Board meeting after the sixth Board meeting of the year, $1,250 for each committee meeting attended on which he or she was appointed to serve, and an additional $2,000 for each Board meeting for which the director was required to travel across an ocean. The Board Chairman was paid additional annual cash compensation of $72,000, payable quarterly, for his service as Chairman and each committee chair was paid additional annual cash compensation of $10,000, payable quarterly, for his or her service as a committee chair.

Director Compensation Table

The following summarizes the compensation paid by the Company to its non-management directors, each of whom resigned upon the close of the Merger Transaction, for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
J. Barnie Beasley	53,750	—	—		53,750
Pascal Colombani	33,750	—	—		33,750
J.I. "Chip" Everest, II	56,250	—	—		56,250
Steven R. Rogel	86,000	—	—		86,000
Clare Spottiswoode	32,500	—	234,600	(1)	267,100
Robert A. Whitman	46,250	—	—		46,250
David B. Winder	51,250	—	—		51,250
_____________

(1)
In consideration for her service as Chair of EnergySolutions EU Limited, a wholly-owned subsidiary of the Company based in the United Kingdom, during 2013 Ms. Spottiswoode was paid ₤150,000, or $234,600 based on the annual average sterling pound exchange rate for 2013.

No Other Compensation

Non-management directors did not receive any non-equity incentive compensation and were not entitled to participate in or receive compensation from the Company’s employee benefit programs.
Compensation Committee Interlocks and Insider Participation
From January 2013 through May 24, 2013, the Compensation Committee consisted of Messrs. Rogel, Whitman, Everest and Beasley, with Mr. Whitman serving as the Chair. None of the members of the Compensation Committee was or had been an officer or employee of the Company, except for Mr. Everest who served as the Company’s Vice Chairman from July 2007 to February 2009 and as Executive Vice President and Chief Financial Officer from 2005 until July 2007. Also, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the compensation committee, or similar committee, of any other company whose executive officer(s) served as a member of our Board or our Compensation Committee. Following the close of the Merger Transaction on May 24, 2013, the Company dissolved its Compensation Committee and the Rockwell Board became responsible for reviewing and approving executive compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The Company is a direct, wholly-owned subsidiary of Rockwell. The mailing address for Rockwell is 423 West 300 South, Suite 200, Salt Lake City, UT 84101.
Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2013, concerning shares of common stock of Rockwell authorized for issuance under the Stock Option Plan of Rockwell.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	34,687	1,000	1,400
Equity compensation plans not approved by stockholders	—	—	—
Total equity compensation plans	34,687	1,000	1,400

Item 13. Certain Relationships and Related Transactions and Director Independence.
Procedures for Approval of Related Party Transactions
The Rockwell Board reviews and approves or ratifies all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related party transactions and for determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in the transaction with us.
In the course of its review and approval or ratification of a related party transaction, the Rockwell Board will consider the nature of the related person’s interest in the transaction; the material terms of the transaction, including, without limitation, the amount and type of transaction; the importance of the transaction to the related person; the importance of the transaction to us; whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and any other matters the Rockwell Board deems appropriate.
Related Party Transactions
Clare Spottiswoode, who was a member of the Company’s Board until the Merger Transaction, has served as Chair of EnergySolutions EU Limited, a wholly-owned subsidiary of the Company based in the United Kingdom, since January 2010. Pursuant to her Letter of Appointment, dated as of December 18, 2009, Ms. Spottiswoode was paid an annual fee of £150,000 for her service as Chair. This transaction was approved by the Company’s then existing Audit Committee.
In connection with the execution of Mr. Lockwood’s amended and restated employment agreement as of the date of the Merger Transaction, he entered into an agreement to purchase a number of shares of common stock of Rockwell worth $5,000,000.
Item 14. Principal Accountant Fees and Services.
Prior to the Merger Transaction, our Audit Committee pre-approved all audit and non-audit services provided by the Company’s independent registered public accountant. In accordance with the Audit Committee’s pre-approval policy, the Audit Committee pre-approved all permissible non-audit services and all audits, review or attest engagements. Following the Merger Transaction, our Board has the responsibility for providing such approvals. The Board dismissed Ernst & Young and appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm effective June 17, 2013.
The following table presents fees billed for professional audit services and other services rendered to EnergySolutions by Deloitte & Touche LLP and Ernst & Young LLP, for the years ended December 31, 2013 and 2012 (in thousands):

	2013		2012
	Deloitte	EY	EY
Audit fees (1)	$1,531	$121	$2,235
Audit-related fees (2)	247	—	—
Tax fees (3)	99	—	5
All other fees (4)	—	10	8
Total	$1,877	$131	$2,248
_____________

(1)	Audit fees include audits of consolidated financial statements, statutory audits, quarterly reviews, reviews of registration statement filings, comfort letters and consents related to SEC filings.

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

Documents filed as part of this report include:

1.    Financial Statements. Our consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011 and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

2.    Financial Statements. Financial statements of Washington River Protection Solutions LLC, an unconsolidated joint venture as of and for the year ended December 31, 2013, 2012 and 2011 and the notes thereto, together with the report of their independent auditor on those financial statements, are hereby filed as part of this report beginning on page F-53.

3.    Financial Statement Schedules and Other. See “Schedule II—Valuation and Qualifying Account and Reserve” in this section of this Form 10-K.

4.     Exhibits. The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE

	Balance at Beginning of Period	Additions to Costs and Expenses		Deductions	Balance at End of Period
Year ended December 31, 2013
Allowances for deferred tax assets	$48,940	$95,148	(2)	$—	$144,088
Allowances for doubtful accounts	1,799	3,117		(157)	4,759
Year ended December 31, 2012
Allowances for deferred tax assets	48,989	—		(49)	48,940
Allowances for doubtful accounts	1,794	110		(105)	1,799
Year ended December 31, 2011
Allowances for deferred tax assets	14,798	34,191	(1)	—	48,989
Allowances for doubtful accounts	810	1,048		(64)	1,794
_____________________________
(1) Full valuation allowance recorded on U.S. deferred tax assets due to three year cumulative pretax book losses related primarily to goodwill impairments and cost estimate adjustments recorded on the Zion Station project.

(2) Increase in deferred tax assets due to tax basis step-up resulting from §338(g) election.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2014.

ENERGYSOLUTIONS, INC.

By:	/s/ GREGORY S. WOOD
Gregory S. Wood
Executive Vice President and
Chief Financial Officer
________________________________________________________________________________________________________________________

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID J. LOCKWOOD	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014
DAVID J. LOCKWOOD

/s/ GREGORY S. WOOD	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014
GREGORY S. WOOD

/s/ RUSS WORKMAN	General Counsel, Corporate Secretary and Director	March 31, 2014
RUSS WORKMAN

EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

2.3*
First Amendment to Agreement and Plan of Merger, dated April 5, 2013, by and among EnergySolutions, Inc., Rockwell Holdco, Inc. and Rockwell Acquisition Corp. (attached as Exhibit 2.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on April 5, 2013).

3.1*	Amended and Restated Certificate of Incorporation of EnergySolutions, Inc. (attached as Exhibit 3.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on May 30, 2013).

3.2*	Second Amended and Restated Bylaws of EnergySolutions, Inc. (attached as Exhibit 3.2 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on May 30, 2013)

4.1*	Specimen Common Stock certificate (attached as Exhibit 4.1 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

4.2*
Indenture, dated as of August 13, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, each of the guarantors named therein and Wells Fargo Bank, National Association (attached as Exhibit 4.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on August 16, 2010).

4.3*
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

10.11.1*
Amendment No. 1 to Credit Agreement, dated as of August 23, 2010, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (attached as Exhibit 3.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on November 9, 2010).

10.11.2*
Amendment No. 2 to Credit Agreement, dated as of February 15, 2013, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (attached as Exhibit 4.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on February 20, 2013).

10.11.3*
Amendment No. 3 to Credit Agreement, dated as of October 11, 2013, by and among EnergySolutions, Inc., EnergySolutions, LLC, the lenders signatory thereto, and JPMorgan Chase Bank, N.A., as administrative agent (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on November 11, 2013).

10.12*
Reimbursement Agreement, dated as of February 15, 2013, by and among EnergySolutions, Inc., Rockwell Holdco, Inc. and Rockwell Acquisition Corp (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on February 20, 2013).

10.13‡*
Amended and Restated Employment Agreement, dated as of June 13, 2013, by and between Rockwell Acquisition Corp. and David J. Lockwood (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 14, 2013).

10.14‡*
Employment Agreement, dated as of June 13, 2013, by and between EnergySolutions, Inc. and Greg Wood (attached as Exhibit 10.2 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 14, 2013).

10.15.‡*
Form of Employment Agreement by and between EnergySolutions, Inc. and each of its group presidents (attached as Exhibit 10.3 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 14, 2013).

10.16‡*	Form of Retention Award Letter Agreement (attached as Exhibit 10.1 to EnergySolutions, Inc.’s Form 8-K (File No. 001-33830) filed with the SEC on January 15, 2013).

10.17‡*
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

10.19‡*
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

10.21‡*
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

10.23‡*
Form of Phantom Performance Share Unit Award Agreement by and between EnergySolutions, Inc. and each of its group presidents (attached as Exhibit 10.8 to EnergySolutions, Inc.’s Form 10-Q (File No. 001-33830) filed with the SEC on August 9, 2012).

10.24*	Form of Director Indemnification Agreement (attached as Exhibit 10.21 to EnergySolutions, Inc.’s Form S-1/A (File No. 333-141645) filed with the SEC on October 30, 2007).

21.1	List of Subsidiaries.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

_______________________________

+	The registrant has omitted certain schedules in accordance with Item 601(b)(2) of Regulation S-K. The registrant will furnish the omitted schedules to the SEC upon request.

‡	Indicates management contract or compensatory plan or arrangement.
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

EnergySolutions, Inc.
Index to Consolidated Financial Statements

Washington River Protection Solutions LLC
Index to Consolidated Financial Statements
Contents
Years Ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
EnergySolutions, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of EnergySolutions, Inc. (the "Company") as of December 31, 2013, and the related consolidated statements of operations and comprehensive income(loss), changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2013. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EnergySolutions, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EnergySolutions, Inc.

We have audited the accompanying consolidated balance sheet of EnergySolutions, Inc. as of December 31, 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnergySolutions, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Salt Lake City, Utah
March 18, 2013,
except for Note 15, as to which the date is
March 31, 2014

EnergySolutions, Inc.
Consolidated Balance Sheets
(in thousands of dollars, except share information)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$84,213	$134,191
Accounts receivable, net of allowance for doubtful accounts	287,438	259,913
Costs and estimated earnings in excess of billings on uncompleted contracts	85,965	98,978
Income tax receivable	2,855	6,427
Prepaid expenses	7,302	11,022
Nuclear decommissioning trust fund investments, current portion	112,475	152,507
Deferred costs, current portion	91,841	127,573
Other current assets	5,711	3,924
Total current assets	677,800	794,535
Property, plant and equipment, net	114,476	117,744
Goodwill	309,508	308,608
Other intangible assets, net	214,361	239,551
Nuclear decommissioning trust fund investments	330,442	445,989
Restricted cash and decontamination and decommissioning deposits	293,896	316,754
Deferred costs	270,039	360,185
Deferred income taxes	29,707	—
Other noncurrent assets	180,314	72,096
Total assets	$2,420,543	$2,655,462
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$65,000	$16,592
Accounts payable	145,857	144,649
Accrued expenses and other current liabilities	208,177	193,546
Deferred income taxes	30,363	1,101
Facility and equipment decontamination and decommissioning liabilities, current portion	98,175	138,757
Unearned revenue, current portion	118,465	150,135
Total current liabilities	666,037	644,780
Long-term debt, less current portion	666,814	798,577
Pension liability	111,644	31,043
Facility and equipment decontamination and decommissioning liabilities	378,389	485,447
Deferred income taxes	12,497	20,507
Unearned revenue, less current portion	272,940	366,710
Other noncurrent liabilities	44,007	7,479
Total liabilities	2,152,328	2,354,543
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 100 and 1,000,000,000 shares authorized as of December 31, 2013 and December 31, 2012, respectively, and 100 and 90,253,242 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively.	—	903
Additional paid-in capital	535,288	511,503
Accumulated other comprehensive loss	(22,877)	(21,956)
Accumulated deficit	(244,684)	(190,031)
Total EnergySolutions stockholders’ equity	267,727	300,419
Noncontrolling interests	488	500
Total equity	268,215	300,919
Total liabilities and stockholders’ equity	$2,420,543	$2,655,462
See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands of dollars)

	Years Ended December 31,
	2013	2012	2011
Revenue	$1,804,398	$1,807,505	$1,815,514
Cost of revenue	(1,606,958)	(1,636,779)	(1,735,826)
Gross profit	197,440	170,726	79,688
Selling, general and administrative expenses	(170,461)	(138,211)	(132,386)
Impairment of goodwill	—	—	(174,000)
Equity in income of unconsolidated joint ventures	4,465	7,392	11,103
Income (loss) from operations	31,444	39,907	(215,595)
Interest expense	(76,774)	(71,211)	(73,414)
Other income (expense), net	(1,566)	53,192	58,215
Income (loss) before income taxes and noncontrolling interests	(46,896)	21,888	(230,794)
Income tax benefit (expense)	(7,769)	(17,959)	37,145
Net income (loss)	(54,665)	3,929	(193,649)
Less: Net loss (income) attributable to noncontrolling interests	12	53	(2,532)
Net income (loss) attributable to EnergySolutions	$(54,653)	$3,982	$(196,181)

Other comprehensive income (loss):
Net income (loss)	$(54,665)	$3,929	$(193,649)
Foreign currency translation adjustments, net of taxes	3,911	6,863	147
Change in unrecognized actuarial losses	(4,832)	(450)	(3,005)
Other comprehensive income (loss), net of taxes	(55,586)	10,342	(196,507)
Less: net loss (income) attributable to noncontrolling interests	12	53	(2,532)
Comprehensive income (loss) attributable to EnergySolutions	$(55,574)	$10,395	$(199,039)

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2013, 2012 and 2011
 (in thousands of dollars, except share information)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2010	88,667,843	$887	$498,092	$(25,511)	$2,168	$2,902	478,538
Net income (loss)	—	—	—	—	(196,181)	2,532	(193,649)
Equity-based compensation	—	—	9,975	—	—	—	9,975
Issuance of common stock	10,350	—	57	—	—	—	57
Vesting of restricted stock	320,189	3	(3)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(17,261)	—	(116)	—	—	—	(116)
Acquisition of noncontrolling interests in subsidiaries	—	—	(1,967)	—	—	(519)	(2,486)
Distributions to noncontrolling interests	—	—	—	—	—	(4,204)	(4,204)
Change in unrecognized actuarial loss	—	—	—	(3,005)	—	—	(3,005)
Foreign currency translation, net of taxes	—	—	—	147	—	—	147
Balance at December 31, 2011	88,981,121	890	506,038	(28,369)	(194,013)	711	285,257
Net income (loss)	—	—	—	—	3,982	(53)	3,929
Equity-based compensation	—	—	4,101	—	—	—	4,101
Issuance of common stock	884,614	9	1,488	—	—	—	1,497
Vesting of restricted stock	418,564	4	(4)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(31,057)	—	(120)	—	—	—	(120)
Distributions to noncontrolling interests	—	—	—	—	—	(158)	(158)
Change in unrecognized actuarial loss	—	—	—	(450)	—	—	(450)
Foreign currency translation, net of taxes	—	—	—	6,863	—	—	6,863
Balance at December 31, 2012	90,253,242	903	511,503	(21,956)	(190,031)	500	300,919
Net loss	—	—	—	—	(54,653)	(12)	(54,665)
Equity-based compensation	—	—	5,397	—	—	—	5,397
Vesting of restricted stock	2,206,430	22	(22)	—	—	—	—
Minimum tax withholdings on restricted stock awards	(111,107)	(1)	(431)	—	—	—	(432)
Capital contribution	—	—	25,259	—	—	—	25,259
Common stock repurchased by EnergySolutions and retired	(1,779,520)	(18)	(7,324)	—	—	—	(7,342)
Common stock repurchased by Parent and retired	(90,569,045)	(906)	(375,608)	—	—	—	(376,514)
Issuance of common stock	100	—	376,514	—	—	—	376,514
Change in unrecognized actuarial loss	—	—	—	(4,832)	—	—	(4,832)
Foreign currency translation, net of taxes	—	—	—	3,911	—	—	3,911
Balance at December 31, 2013	100	$—	$535,288	$(22,877)	$(244,684)	$488	$268,215

See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.
Consolidated Statements of Cash Flows
 (in thousands of dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(54,665)	$3,929	$(193,649)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion expense	68,871	79,611	80,694
Equity-based compensation expense	5,397	4,101	9,975
Deferred income taxes	(9,491)	(1,827)	(50,812)
Amortization of debt financing fees and debt discount	8,957	4,862	5,327
Impairment of goodwill	—	—	174,000
Asset retirement obligation estimated cost adjustment	—	(8,708)	94,860
Loss (gain) on disposal of property, plant and equipment	778	5,428	(100)
Realized and unrealized gains on nuclear decommissioning trust fund investments	(10,615)	(62,817)	(58,513)
Changes in operating assets and liabilities:
Accounts receivable	(22,487)	51,982	(8,891)
Costs and estimated earnings in excess of billings on uncompleted contracts	13,689	15,141	(7,813)
Prepaid expenses and other current assets	4,935	(5,402)	(8,961)
Accounts payable	6,621	(1,320)	40,320
Accrued expenses and other current liabilities	13,684	(41,049)	33,235
Unearned revenue	(125,447)	(111,781)	(143,836)
Facility and equipment decontamination and decommissioning liabilities	(173,191)	(162,334)	(191,476)
Restricted cash and decontamination and decommissioning deposits	1,835	16,164	4,258
Nuclear decommissioning trust fund	161,558	158,352	161,504
Deferred costs	127,325	126,785	135,959
Other noncurrent assets	(99,177)	96,853	(19,948)
Other noncurrent liabilities	107,563	(100,334)	19,407
Net cash provided by operating activities	26,140	67,636	75,540
Cash flows from investing activities
Purchase of nuclear decommissioning trust fund investments	(884,481)	(877,723)	(1,072,139)
Proceeds from sales of nuclear decommissioning trust fund investments	888,916	881,672	1,076,635
Purchases of property, plant and equipment	(15,199)	(20,345)	(23,734)
Purchases of intangible assets	—	(763)	(610)
Acquisition of noncontrolling interest on subsidiary	—	—	(2,486)
Proceeds from disposition of property, plant and equipment	49	5,336	236
Net cash used in investing activities	(10,715)	(11,823)	(22,098)
Cash flows from financing activities
Repayments of long-term debt	(87,000)	—	(30,200)
Restricted cash held as collateral of letter of credit obligations	21,000	—	—
Proceeds from revolver credit facility	5,000	—	—
Payments on revolver credit facility	(5,000)	—	—
Distributions to noncontrolling interests partners	—	(158)	(4,204)
Capital contribution	14,407	—	—
Proceeds from exercise of stock options	—	—	57
Minimum tax withholding on restricted stock awards	(432)	(120)	(116)
Proceeds from issuance of common stock	—	1,497	—
Repurchase of common stock	(7,342)	—	—
Repayments of capital lease obligations	(844)	(654)	(695)
Debt financing fees	(4,535)	—	—
Net cash (used in) provided by financing activities	(64,746)	565	(35,158)
Effect of exchange rate on cash	(657)	600	(1,263)
Net increase (decrease) in cash and cash equivalents	(49,978)	56,978	17,021
Cash and cash equivalents, beginning of period	134,191	77,213	60,192
Cash and cash equivalents, end of period	$84,213	$134,191	$77,213
 See accompanying notes to consolidated financial statements.

EnergySolutions, Inc.

Notes to Consolidated Financial Statements

(1) Description of Business

EnergySolutions, Inc. ("we," "our," "EnergySolutions" or the "Company") provides a broad range of services nationally and internationally. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, operation of nuclear reactors, comprehensive long-term stewardship D&D work for shut-down nuclear power plants, logistics, transportation, processing and LLRW disposal. We derive almost 100% of our revenue from the provision of nuclear services. We operate facilities for the processing and disposal of radioactive materials, including one facility in Clive, Utah, four facilities in Tennessee, two facilities in Barnwell, South Carolina and one facility in Brampton, Ontario, Canada. We also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities.
On January 7, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rockwell Holdco, Inc., a Delaware corporation (the "Parent" or "Rockwell") and Rockwell Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Sub") established as an acquisition vehicle for the purpose of acquiring the Company. The Merger Agreement was later amended on April 5, 2013. Pursuant to the terms of the Merger Agreement, as amended, on May 24, 2013, (the "Merger Date"), Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the "Merger"). Parent is 100% owned by Energy Capital Partners II, LP and its parallel funds ("Energy Capital" or "ECP") a private equity firm focused on investing in North America’s energy infrastructure.
We have contracts with government and commercial customers. Our government customers are primarily individual offices, departments and administrations within the U.S. Department of Energy ("DOE"), U.S. Department of Defense ("DOD"), the Nuclear Decommissioning Authority ("NDA") in the United Kingdom ("U.K.") and state agencies. Our commercial customers include power and utility companies, pharmaceutical companies, research laboratories, manufacturing and industrial facilities, hospitals, universities and other commercial entities that are involved with nuclear materials.

We report our results through four major operating groups: Projects, Products, Logistics, Processing and Disposal ("LP&D") and International.
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
Accounting for the Exelon Transaction
As discussed above, in December 2007, we entered into certain agreements with Exelon to dismantle the Zion Station. After closing, we recognized the costs and the related revenue associated with the planning contract in our consolidated statements of operations and comprehensive income (loss), with $5.1 million in revenue representing the related gross profit being deferred over the period of D&D work.
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
Subsequent Events

On March 31, 2014, the NDA announced the selection of a preferred bidder for the contract to manage the Magnox sites. We have managed the Magnox sites for the NDA since June 2007. We expect to continue to manage the Magnox sites and work on transition activities through the end of August 2014 at which time, subject to procedures related to bid protests, if any, the new contractor will commence management of the Magnox sites. Income from operations for our International segment which is mainly attributable to our management of the Magnox sites for the years ended December 31, 2013, 2012 and 2011 has been approximately $30.8 million, $30.3 million and $26.0 million, respectively. However, we bid the Magnox Contracts as a minority 40% partner in a joint venture and expected only our proportionate share of the joint venture income in future forecasts. We have approximately$85.0 million in intangible assets associated with our International segment that we will need to evaluate for possible impairment. We may also incur severance costs as we work to relocate or redeploy affected employees, but we are unable to estimate those amounts at this time.
(2) Summary of Significant Accounting Policies
(a) Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements contain the accounts of EnergySolutions, Inc., a Delaware corporation, and its wholly owned subsidiaries and controlled joint ventures after eliminating all intercompany balances and transactions in consolidation. We evaluated all subsequent events through the date that we filed these financial statements in our Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC").

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
(b) Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenue and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) proportion of completion on long-term contracts, (ii) the costs to close and monitor our landfill and D&D facilities and equipment including D&D of Zion Station, (iii) recovery of long-lived assets, (iv) analysis of goodwill impairment, (v) useful lives of intangibles assets and property, plant and equipment, (vi) costs for unpaid claims and associated expenses related to employee health insurance, (vii) the determination of rate reserve provisions, (viii) provision for a valuation allowance on deferred tax assets, (ix) uncertainties in income taxes, (x) contingencies and litigation and (xi) stock price volatility and expected forfeiture rates for stock option valuations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.
(c) Cash and Cash Equivalents
We consider all cash on deposit, money market accounts and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. We maintain cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.
(d) Accounts Receivable
Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The carrying amount of accounts receivable, net of the allowance for doubtful accounts, represents estimated net realizable value. The allowance for doubtful accounts is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. We generally do not require collateral for accounts receivable; however, we regularly review all accounts receivable balances and assess the collectability of those balances. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote. We had an allowance for doubtful accounts of $4.8 million and $1.8 million as of December 31, 2013 and 2012, respectively.
(e) Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenue and Retainage.
Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We recognize a rate differential for any anticipated liabilities or receivables resulting from the difference between estimated billing rates and actual rates on certain contracts with the federal government. This differential liability or receivable will be settled based upon the completion of audits of the actual rates by the applicable federal government audit agency and negotiation of final indirect rates with the applicable federal agency official. As of December 31, 2013 and 2012, we had outstanding rate reserve receivables totaling $8.1 million and $6.9 million, respectively, which are included in noncurrent assets, outstanding rate reserve liabilities totaling $2.5 million and $1.9 million, respectively, of which $0.8 million and $1.4 million, respectively, are current and are included in accrued expenses and other current liabilities within our consolidated balance sheets. The remaining portion is classified as long term and is included in other noncurrent liabilities in our consolidated balance sheets.
Retainage represents amounts that are billed or billable to our customers, but are retained by the customer until completion of the project or as otherwise specified in the contract. As of December 31, 2013 and 2012, we had retainage balances of $6.5 million and $4.4 million, respectively, of which $2.7 million and $1.3 million, respectively, were current and included in other current assets in the consolidated balance sheets. The remaining portion is classified as long term and is included in other noncurrent assets in our consolidated balance sheets.
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
(g) Variable Interest Entities
We participate in joint ventures and partnerships to bid, negotiate and complete specific projects. We are required to consolidate these joint ventures if we hold the majority voting interest or if we meet the criteria under the variable interest model as described below.
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

Equipment under capital leases is stated at the present value of minimum lease payments and is amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.
We capitalize costs associated with the construction of disposal cells such as excavation, liner construction and drainage systems construction, as well as the asset retirement obligations ("ARO") in accordance with accounting guidance for AROs. These costs are depreciated over the capacity of the individual cells based on a per unit basis as landfill airspace is consumed.
(i) Impairment of Long-Lived Assets
Impairment charges are recognized for the excess of carrying amount over the fair value of the asset. Long-lived assets such as property, plant and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events are i) significant adverse changes in its market value, useful life or physical condition; ii) changes in estimated undiscounted future cash flows or forecast that demonstrates continuing losses associated with the use of the intangible asset; or iii) a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.
(j) Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment annually or when indicators of impairment exist. Intangible assets are amortized based on the period over which the contractual or economic benefits of the intangible assets are expected to be realized.
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
(k) Facility and Equipment Decontamination and Decommissioning Liabilities
We have responsibility for the cost to D&D our facilities and related equipment, as well as the equipment used at customer sites in our Projects group. These costs are generally paid upon closure of the facilities or disposal of the equipment. We are also responsible for the cost of monitoring our Clive, Utah facility over its post-closure period. We have also acquired the shut down nuclear power plant at the Exelon Zion Station and assumed the related D&D liabilities.
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
Changes in inflation rates or the estimated costs, timing or extent of the required future capping, closure, post-closure and other D&D activities typically result in both: (i) a current adjustment to the recorded liability and asset and (ii) a change in the liability and asset amounts to be recorded prospectively over the remaining life of the asset in accordance with our depreciation policy. However, for the Zion Station related ARO, these changes are not capitalized or depreciated as an ARO asset but are instead recorded directly to cost of revenue in the consolidated statements of operations and comprehensive income (loss).
We update our final capping, closure and post-closure cost estimates either annually or more frequently if changes in the underlying conditions occur. These estimates are based on current technology, regulations and burial rates. Changes in these factors could have a material impact on our estimates. If we perform work internally related to AROs, we will recognize a gain for the difference between our actual costs incurred and the recorded ARO, which includes an element of profit. While other ARO gains are classified as a reduction in SG&A expenses, we classify the recognition of the third-party profit included in the

Zion Station ARO in cost of revenue as activities are performed because we are undertaking these activities pursuant to our core business strategy and fulfilling the cost of the contract represents ongoing major or central operations of EnergySolutions.
(l) Self-Insurance and Recoveries
We have retained a portion of the financial risk related to our employee health insurance plan. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated by considering pending claims and historical trends and data.
(m) Other long term liabilities
We recognize a liability for contract termination costs associated with an exit activity for costs that will continue to be incurred under a lease for its remaining term without economic benefit to us, initially measured at its fair value at the cease-use date. The fair value is determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals.
(n) Share-Based Payment
We recognized shared based compensation costs in the consolidated statement of operations and comprehensive income (loss) over the instruments' vesting periods based on the instruments' fair values on the measurement date, which is generally the date of the grant. In our share-based compensation strategy we have utilized a combination of stock options and restricted stock that vest over time based on service and performance. For time-based stock options and restricted stock, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. For performance based stock options and restricted stock compensation, expense is recognized over the vesting period beginning at the grant date if it is probable that performance targets will be achieved. If prior to the performance measurement date, it is no longer probable that the performance targets will be achieved, the expense related to the grant will be adjusted accordingly and prior recognized compensation expense will be reversed. Also, if at the performance measurement date the performance targets are not achieved, the expense related to the grants will be adjusted to the earned amounts and compensation expense will also be adjusted accordingly.
We use the Black-Scholes valuation model to estimate the fair value of stock options. Option valuation methods, including Black-Scholes, require the input of assumptions including the risk-free interest rate, expected term and volatility rate. For awards with a market condition, we use a Monte Carlo valuation model. See Note 13 for further discussion regarding the assumptions used in our valuation models.
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
We recognize revenues from engineering and technical support services contracts using the percentage-of-completion method as project progress occurs. Certain contracts for services that are non-linear in nature, require complex, non-repetitive tasks or involve a non-time-based scope of work. In these contracts, the earnings process is not fulfilled upon the achievement of milestones, but rather over the life of the contract. Evaluation of the obligations and customer requirements on these contracts does not produce objective, quantifiable output measures that reflect the earnings process for revenue recognition. Therefore, in these situations, we use a cost-to-cost approach to determine revenue. A cost-to-cost approach accurately reflects our obligations and performance on these contracts. For the years ended December 31, 2013, 2012, and 2011, revenue calculated using a cost-to-cost approach, including Zion Station project revenues, were $149.3 million, $163.5 million and $175.0 million, respectively.
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
Revisions to revenue, cost and profit estimates, or measurements of the extent of progress toward completion, are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Contracts typically provide for periodic billings on a monthly basis or based on contract milestones. Amounts recognized as revenue that have not been billed are included in costs and estimated earnings in excess of billings on uncompleted contracts. Amounts billed and collected for which revenue has not been recognized are included in unearned revenue.
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
Contract Types
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
Fixed-price contracts—Under these contracts, we receive a fixed amount of revenue irrespective of the actual costs we incur. Revenue is recognized using the proportional performance method of accounting using appropriate output measures, where estimable, or on other input measures such as proportion of costs incurred to total estimated contract costs.
Unit-rate contracts— We recognized revenue using the proportional performance method of accounting as units are completed based on contractual unit rates. Revenue from our LP&D segment is derived primarily through unit-rate contracts for the shipping, processing and disposal of radioactive materials. A unit-rate contract is essentially a fixed-price contract with the only variable being units of work performed. These contracts generally provide that we will process and dispose of substantially all of the low-level radioactive waste generated by our customers for a fixed, pre-negotiated price per cubic foot, depending on the type of radioactive material being disposed.

Time and materials contracts— Under these contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage-of-completion method. However, time-and-materials contracts that are service-related contracts are accounted for utilizing the proportional performance method. Our time-and-materials contracts also generally include annual billing rate adjustment provisions.
Change Orders
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
Provision for Loss
Provision for estimated contract losses are recorded when they are identifiable and include all estimated direct costs to complete the contract (excludes future selling, general and administrative costs expected to be allocated to the contract). Contract claims and change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Costs incurred for bidding and obtaining contracts are expensed as incurred. For the years ended December 31, 2013, 2012, and 2011, we recorded a $2.2 million decrease in provision for losses and a $0.9 million, and $0.2 million, increase in provision for losses, respectively.
(p) Advertising Costs
We expense advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses. We incurred $3.4 million, $4.2 million and $4.1 million in advertising expenses for the years ended December 31, 2013, 2012, and 2011, respectively.
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
(r) New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued an update on accounting for service concession arrangements. The update clarifies that, unless certain circumstances are met, operating entities should not account for certain concession arrangements with public-sector entities as leases and should not recognize the related infrastructure as property, plant and equipment. The update is effective for interim and annual reporting periods beginning after December 15, 2014. Management does not expect the adoption of this update to have a material impact on the Company's financial position, results of operations or cash flows.

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
(t) Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation gains and losses resulting from translating asset and liability accounts of our foreign subsidiaries from their local currencies at the exchange rates in effect at the balance sheet date, and gains or losses associated with pension or other post-retirement benefits, that are not recognized immediately as a component of net periodic benefit cost. We present components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss), net of related tax effects.
(u) Business Combination
The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.
(v) Restructuring
We recognize expenses related to employee termination benefits when the benefit arrangement is communicated to the employee and no significant future services are required of the employee. If an employee is required to render service until a specific termination date, which goes beyond the legal requirement or contractual notice period, in order to receive the termination benefits, the fair value of the associated liability would be recognized ratably over the future service period. Severance costs are determined in accordance with local statutory requirements and our policies.

We recognize the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when there are future lease payments with no future economic benefit. Sublease income is estimated based on current market rates for similar properties. If we are unable to sublease the facility on a timely basis or if we are forced to sublease the facility at lower rates due to changes in market conditions, we would adjust the restructuring liability accordingly.
(w) Reclassifications
Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

(3) Business Combinations

On May 24, 2013, each issued and outstanding share of common stock of the Company (other than shares of Company common stock held in the treasury of the Company or owned by Parent, affiliates of Parent, Merger Sub, a subsidiary of the Company or by stockholders who had validly exercised and perfected their appraisal rights under Delaware law), was converted into the right to receive $4.15 in cash, without interest and subject to any required withholding of taxes. The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on that date. The Company continues its operations as a privately-held company. The Company filed with the Securities and Exchange Commission (the "SEC"), or has had filed on its behalf, a Form 15 and Form 25 to deregister the Company's common stock under Sections 12(b) and (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), respectively, which deregistration became effective 90 days after the filing of the applicable form. Further, the Company's reporting obligations under Section 15(d) of the Exchange Act on account of its common stock were suspended effective January 1, 2014, at which time the Company ceased filing periodic reports with the SEC on account of its common stock, but continues to have public reporting obligations with the SEC with respect to its 10.75% Senior Notes due 2018, as required by the indenture governing such Senior Notes.

Prior to the Merger under our certificate of incorporation, there were 1,000,000,000 shares of common stock authorized and 100,000,000 shares of preferred stock authorized. In connection with the completion of the Merger, all shares of common stock outstanding at the time of the Merger were canceled and our certificate of incorporation was amended and restated to authorize only 100 shares of common stock, all of which are currently outstanding and owned by Parent. There are no shares of preferred stock authorized under our new amended and restated certificate of incorporation.

We refer to the May 24, 2013 acquisition of EnergySolutions by Rockwell as the "Merger Transaction". The following events describe the transactions that occurred in connection with the Merger Transaction:

•
Parent and EnergySolutions purchased and retired all of the Company's outstanding common stock as of the Merger Date and paid approximately $383.9 million in cash to the Company's stockholders. Of the total amount paid, EnergySolutions directly purchased 1.8 million shares for $7.3 million from cash on hand. The 1.8 million shares were issued as a result of accelerated vesting of previously issued restricted stock awards due to the change in control.

•
Parent paid $10.9 million of Merger Transaction related costs on behalf of EnergySolutions. Payments made by Parent on the Company's behalf were accounted for as capital contributions. Of the $10.9 million transaction costs, approximately $3.1 million was capitalized as debt issuance costs and the remainder was expensed on the Merger Date and is included in the consolidated statements of operations and comprehensive income (loss) under selling, general and administrative ("SG&A") expenses.

•
EnergySolutions incurred $32.6 million of Merger Transaction related expenses. These expenses were comprised primarily of employee incentive compensation and related payroll taxes of $21.0 million and professional fees of $11.6 million. These expenses were included in the consolidated statements of operations and comprehensive income (loss) under cost of revenue and SG&A expenses.

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

Subsequent Events

On March 4, 2014, we acquired Studsvik, Inc.'s Tennessee processing facilities located in Erwin and Memphis, Tennessee and the exclusive rights to use Studsvik's patented Thermal Organic Reduction ("THOR") technology, in the commercial North America markets and China. Studsvik will retain patents and rights for THOR in other markets.

The acquisition also included Studsvik's equity interest in the Semprasafe LLC, joint venture, in which the Company previously owned an equity interest of 49.0%. The aggregate purchase price for the acquisition was $23.1 million. No acquisition costs related to this acquisition were included in our consolidated results of operations for the year ended December 31, 2013.

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

NDT fund investments consisted of the following (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$4,568	$—	$—	$4,568	$7,422	$—	$—	$7,422
Investments
Corporate debt securities	201,377	8,050	(2,352)	207,075	223,662	17,940	(575)	241,027
Equity securities	400	13	—	413	10,117	4,249	(61)	14,305
Direct lending securities	134,161	11,476	(3,387)	142,250	98,138	6,026	(1,721)	102,443
Debt securities issued by states of the U.S.	23,725	761	(468)	24,018	31,306	3,806	—	35,112
Cash and cash equivalents	29,686	—	—	29,686	23,686	—	—	23,686
Commingled funds	—	—	—	—	4,017	527	—	4,544
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	35,685	77	(855)	34,907	166,925	3,912	(880)	169,957
Total investments	425,034	20,377	(7,062)	438,349	557,851	36,460	(3,237)	591,074
Net assets held by the NDT fund	$429,602	$20,377	$(7,062)	442,917	$565,273	$36,460	$(3,237)	598,496
Less: current portion				(112,475)				(152,507)
Long-term investments				$330,442				$445,989

Investments held by the NDT fund, net, totaled $442.9 million and $598.5 million as of December 31, 2013 and 2012, respectively, and are included in current and other long-term assets in the accompanying consolidated balance sheets, depending on the expected timing of usage of funds. We have withdrawn from the NDT fund approximately $161.6 million, $158.4 million and $161.5 million, for years ended December 31, 2013, 2012 and 2011, respectively, to pay for Zion Station D&D project expenses and estimated trust income taxes. In addition, we paid fees associated with the management of the NDT fund investments of approximately $4.4 million, $3.9 million and $4.5 million, for years ended December 31, 2013, 2012 and 2011, respectively. These fees are included in other income (expense), net, in the consolidated statements of operations and comprehensive income (loss).

We record changes to the fair value of the NDT fund investments as unrealized gains or losses. For the years ended December 31, 2013, 2012 and 2011, we recorded $19.8 million of unrealized losses, $11.7 million of unrealized gains, and $3.0 million of unrealized gains, respectively. Investment income related to sales of investments, dividends and interest payments received from investments held by the NDT fund are recorded as realized gains or losses. For the years ended December 31, 2013, 2012 and 2011, we recorded realized gains in the amount of $30.4 million, $51.1 million and $55.5 million, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income (expense), net, in the consolidated statements of operations and comprehensive income (loss).

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

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their fair value principally because of the short-term nature of these assets and liabilities.

The fair market value of our term loan is estimated utilizing market quotations for debt that have quoted prices in active markets. Since our term loan does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities and is categorized as Level 2. The fair value of our term loan is calculated by taking the mid-point of the trading prices and multiplying it by the outstanding principal balance of our term loan. The fair market value of our term loan was approximately $444.4 million as of December 31, 2013 and $508.6 million as of December 31, 2012. The carrying value of our term loan was $440.0 million as of December 31, 2013 and $527.0 million as of December 31, 2012.

In the case of our senior notes, we estimate fair value based on quoted market prices from active markets as they are publicly traded and are categorized as Level 1. We had outstanding senior notes obligations with a carrying amount of $300.0 million as of December 31, 2013 and $300.0 million as of December 31, 2012, and with a fair market value of approximately $320.2 million as of December 31, 2013 and $283.5 million as of December 31, 2012.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (revised)
Assets
Receivables for securities sold	$4,568	$4,568	$—	$—	$7,422	$7,422	$—	$—
Investments
Cash and cash equivalents	29,686	29,686	—	—	23,686	23,686	—	—
Fixed income securities(1)	266,000	34,907	231,093	—	446,096	125,605	320,491	—
Equity securities(2)	413	413	—	—	14,305	14,305	—	—
Direct lending securities(3)	142,250	—	—	142,250	102,443	—	—	102,443
Units of participation(4)	—	—	—	—	4,544	—	4,544	—
Total investments	438,349	65,006	231,093	142,250	591,074	163,596	325,035	102,443
Net assets held by the NDT fund	$442,917	$69,574	$231,093	$142,250	$598,496	$171,018	$325,035	$102,443
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

The following table presents the rollforward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

Direct Lending Securities	December 31, 2013	December 31, 2012
Beginning balance	$102,443	$61,998
Purchases and issuances	76,505	82,285
Sales, dispositions and settlements	(42,167)	(39,706)
Realized gains and losses	1,685	(2,940)
Change in unrealized gains and losses	3,784	806
Ending balance	$142,250	$102,443

(6) Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under "Equity in income of unconsolidated joint ventures" in our consolidated statements of operations and comprehensive income (loss). In accordance with authoritative guidance, we analyzed all of our joint ventures and classified them into two groups: (a) joint ventures that must be consolidated because we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and (b) joint ventures that do not need to be consolidated because we hold only a minority voting or other ownership interest, or because they are VIEs of which we are not the primary beneficiary. Based on our assessment, we concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be deconsolidated for the year ended December 31, 2013.

The table below presents unaudited financial information, for our unconsolidated joint ventures (in thousands):

	December 31, 2013	December 31, 2012
Current assets	$55,229	$49,979
Current liabilities	30,606	25,127

	For The Years Ended December 31,
	2013	2012	2011
Revenue	$133,891	$153,692	$158,729
Gross profit	14,576	20,547	31,940
Net income	13,571	20,001	31,324
Net income attributable to EnergySolutions	4,465	7,392	11,103
Our percentage of ownership of unconsolidated joint ventures as of December 31, 2013 was:

Percentage of Ownership
Global Threat Reduction Solutions, LLC	49.0%
LATA/Parallax Portsmouth, LLC	49.0%
SempraSafe, LLC	49.0%
TPMC EnergySolutions Environmental Services, LLC	49.0%
Washington River Protection Solutions, LLC	40.0%
Weskem, LLC	27.6%
Idaho Treatment Group, LLC	15.0%
West Valley Environmental Services LLC	10.0%

As of December 31, 2013 and 2012, we had investments in unconsolidated joint ventures of $6.1 million and $6.4 million, respectively, which are included in other long term assets in the consolidated balance sheets. For the years ended December 31, 2013, 2012, and 2011,we received cash dividend distributions from our unconsolidated joint ventures of $4.8 million, $7.5 million and $12.1 million, respectively.

(7) Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Land and land improvements	$29,203	$28,679
Buildings and improvements	38,194	37,233
Computer hardware and software	23,306	24,135
Furniture and fixtures	4,067	5,085
Landfill	69,876	70,634
Machinery and equipment	99,533	93,724
Trucks and vehicles	14,574	13,844
Leasehold improvements	8,296	8,235
Capital leases	8,005	6,950
Construction in progress	11,667	9,149
	306,721	297,668
Less accumulated depreciation and amortization	(192,245)	(179,924)
Property, plant and equipment, net	$114,476	$117,744
We recorded $16.8 million, $23.7 million and $22.3 million of depreciation expense for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense is included in cost of revenue and SG&A expense in the accompanying consolidated statements of operations and comprehensive income (loss).
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
A detail of the property, plant and equipment acquired under capital leases was as follows (in thousands):

	December 31, 2013	December 31, 2012
Computer equipment	$4,106	$3,353
Machinery and equipment	—	668
Trucks and vehicles	3,899	2,929
	8,005	6,950
Less accumulated amortization	(4,904)	(4,439)
Machinery and equipment	$3,101	$2,511
Amortization expense of assets recorded under capital leases is included in depreciation expense. For the years ended December 31, 2013 and 2012, we entered into $1.3 million and $0.2 million, respectively, of capital lease obligations.
(8) Goodwill

Goodwill consisted of the following (in thousands):

	Gross Carrying Amount	Foreign Currency Translation	Accumulated Impairment Losses	Total Goodwill
Beginning Balance at December 31, 2012	$526,334	$(8,726)	$(209,000)	$308,608
Acquisitions	—	—	—	—
Other adjustments	—	900	—	900
Ending balance at December 31, 2013	$526,334	$(7,826)	$(209,000)	$309,508

As of December 31, 2013 and December 31, 2012, we had recorded $309.5 million and $308.6 million, respectively, of goodwill related to domestic and foreign acquisitions. Goodwill related to the acquisitions of foreign entities is translated into U.S. dollars at the exchange rate in effect at the balance sheet date. For the years ended December 31, 2013 and December 31, 2012, we recorded $0.9 million and $2.2 million of translation gains, respectively, related to goodwill denominated in foreign currencies. The related translation gains and losses are included as a separate component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss).

For impairment analysis, we allocate goodwill at the reporting unit level. In determining our reporting units, we considered how the business is managed at the segment operating level, the financial information available to management to operate the business, and the group of business leaders making decisions on allocation of resources and performance assessment of the Company. Our reporting units are: Projects, Products, LP&D and International.

We test our goodwill for impairment annually, as of April 1, on a reporting unit basis, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. In assessing our goodwill for impairment, we first perform a qualitative assessment. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. We consider such factors as: macroeconomic and market conditions, industry specific considerations, cost factors, overall financial performance, relevant entity-specific events (such as the Merger Transaction closed in May 2013), share price considerations and other factors as deemed necessary. As of December 31, 2013, there were no events or circumstances that indicated that impairment existed in any of our reporting units.
During the second quarter of 2012, due to changes in management, decreased earnings guidance and a debt rating downgrade our stock price and corresponding market capitalization declined significantly. These events prompted us to perform interim goodwill impairment tests as of both June 30, 2012 and September 30, 2012. The first step of the interim impairment assessment was calculated based on new management's adjusted forecasts and estimated future cash flows. The calculated estimated fair value of each of the reporting units, including goodwill, exceeded their carrying value; therefore, the second step was not required. No impairment charges were recorded for the year ended December 31, 2012.
During 2011, we recorded a $174.0 million non-cash goodwill impairment charge. Of the $174.0 million, $35.0 million was related to Projects and $139.0 million was related to LP&D. Factors considered in determining the impairment included a decline in our stock price and the continued deterioration of the market and economic conditions. We measured the fair value of the Projects and LP&D reporting units by using management's business plans and projections as the basis for expected cash flows for the next five years, a 2.5% estimated residual growth rate for future years and a 17% weighted average discount rate. This non-cash charge reduced goodwill recorded in connection with previous acquisitions and did not impact our overall business operations, cash position, operating cash flow or debt covenants.

(9) Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$243,173	$(86,263)	15.8 years	$243,130	$(76,406)	16.9 years
Customer relationships	161,903	(107,718)	4.8 years	161,429	(93,552)	5.6 years
Technology and other	15,490	(12,224)	2.1 years	15,490	(10,540)	3.1 years
Total intangibles	$420,566	$(206,205)	12.8 years	$420,049	$(180,498)	13.4 years

For the years ended December 31, 2013 and 2012, we recorded $0.6 million and $2.5 million, respectively, of translation gains related to other intangible assets denominated in foreign currencies. Translation gains and losses are included as a separate component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss).

All of our other intangible assets are subject to amortization. Amortization expense was $25.8 million, $26.0 million and $25.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense is included in cost of revenue and SG&A expenses within the consolidated statement of operations and comprehensive income (loss).
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

	2014	2015	2016	2017	2018
Estimated annual amortization expense	$24,667	$21,690	$19,660	$18,004	$17,040

(10) Long-Term Debt

Our outstanding long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Term loan facilities due through 2016(1)	$440,000	$527,000
Term loan unamortized discount	(5,519)	(8,741)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(2,667)	(3,090)
Total debt	731,814	815,169
Less: current portion	(65,000)	(16,592)
Total long-term debt	$666,814	$798,577
______________________________

(1)	The variable interest rate on borrowings under our senior secured credit facility was 7.25% as of December 31, 2013 and 6.25% as of December 31, 2012.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5% and a senior secured revolving credit facility with availability of $105.0 million, of which $58.9 million was used to fund letters of credit issued as of December 31, 2013. Borrowings of $289.7 million and $310.6 million, respectively, were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit as of December 31, 2013 and December 31, 2012.

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

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Second Loan Amendment"). The Second Loan Amendment became effective on May 24, 2013 upon the consummation of the Merger. Pursuant to the Second Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loan is refinanced prior to the date that is one year following the execution date of the Second Loan Amendment. On May 24, 2013, upon the closing of the Merger and pursuant the Second Loan Amendment, the interest rate on our senior secured term loan was increased by 0.50%.

On October 11, 2013, we entered into Amendment No. 3 to the Credit Agreement (the "Third Loan Amendment"). The Third Loan Amendment extended the mandatory debt prepayment deadline on our collective senior debt to 270 days after the Third Loan Amendment's effective date of October 15, 2013, and increased the applicable margin for our senior secured term loan and revolving credit facility by 0.50% until we reduce the aggregate outstanding amount of senior secured term loan under the amended senior secured credit facility and our 10.75% Senior Notes due 2018 to $675.0 million or less. In the event that the outstanding principal amount of our collective senior debt exceeds $675.0 million at the end of 180 days from the Third Loan Amendment's effective date, the applicable margin for our senior secured credit facility will be increased by an additional 0.25%. Upon the date that the aggregate outstanding amount of senior debt is $675.0 million or less, the applicable margin for our senior secured credit facility will be decreased by 0.50%, back to the interest rates prior to the effective date of the Third Loan Amendment. As of December 31, 2013, the aggregate outstanding principal amount of our senior debt was $740.0 million. As such, as of December 31, 2013, we had a mandatory principal repayment of $65.0 million due by July 15, 2014.

Subsequent to year end, we made additional principal payments totaling $87.0 million, with funds released from our restricted cash account, bringing our senior debt balance down to $653.0 million. As a result, we have met the requirements of the Third Loan Amendment and the interest rates on the senior secured term loan and revolving credit facility decreased to 6.75% and 6.25%, respectively.

During 2013, we paid to our lenders $7.6 million in consent fees in connection with the execution of amendments to our senior secured credit facility, all of which were capitalized and are included in other noncurrent assets within the consolidated balance sheet as of December 31, 2013. Parent contributed $3.1 million to fund the payment of these consent fees. We also paid $8.0 million of lead arranger banker fees, all of which were included in other income (expense), net, within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2013. Parent contributed $4.3 million to fund the payment of these lead arranger banker fees.

The senior secured term loan amortizes in equal quarterly installments payable on the last day of each calendar quarter with the balance being payable on August 13, 2016. In addition to the scheduled repayments, we are required to prepay borrowings under the senior secured term loan with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary adjustments, (2) 100% of the net proceeds received from the issuance of debt obligations other than certain permitted debt obligations, (3) 50% of excess cash flow (as defined in the senior secured credit facility), if the leverage ratio is equal to or greater than 3.0 to 1.0, or 25% of excess cash flow if the leverage ratio is less than 3.0 to 1.0 but greater than 1.0 to 1.0, reduced by the aggregate amount of optional and mandatory prepayments made on the senior secured term loan during the fourth quarter of the applicable fiscal year. If the leverage ratio is equal to or less than 1.0 to 1.0, we are not required to prepay the senior secured term loan. The excess cash flow calculations (as defined in the senior secured credit facility), are prepared annually as of the last day of each fiscal year. Prepayments of term loan resulting from the excess cash flow calculations are due annually five days after the date that the Annual Report on Form 10-K for such fiscal year is filed with the SEC. Each optional and mandatory prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loan on a pro rata basis. All mandatory quarterly term loan prepayment requirements have been satisfied.
During 2013, we made principal repayments totaling $87.0 million of which $14.4 million was funded by ECP through equity contributions to the Company and $16.6 million was related to the mandatory principal repayment based on our excess cash flow for the year ended December 31, 2012. We did not have a mandatory principal repayment based on our excess cash flow due for the year ended December 31, 2013. We made no principal debt payments during 2012. For the year ended December 31, 2011, we made principal repayments totaling $30.2 million of which $26.0 million were optional. Each optional prepayment is applied first, in direct order of maturities, to the next four scheduled principal repayment installments of the senior secured term loan and second, to the other principal repayment installments of senior secured term loans on a pro rata basis.
Scheduled annual principal payments of our outstanding long-term debt for the years subsequent to December 31, 2013 are as follows (in thousands):

2014	$65,000
2015	—
2016	375,000
2017	—
2018	300,000
Outstanding long-term debt	740,000
Less: unamortized discounts	(8,186)
Long-term debt net of discounts	$731,814
The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. Based on the formulas set forth in the senior secured credit facility, we are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending December 31, 2013, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended

December 31, 2013 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of December 31, 2013, our total leverage and cash interest coverage ratios were 3.17 and 2.25, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2013 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other material indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the year ended December 31, 2013 were $15.2 million. As of December 31, 2013, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $442.9 million as of December 31, 2013, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

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

For the years ended December 31, 2013, 2012 and 2011, we made cash interest payments totaling $70.3 million, $71.5 million, and $73.9 million respectively, related to our outstanding debt obligations as of those dates.

(11) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued project and contract costs	$55,364	$67,880
Salaries and labor related expenses	80,628	67,214
Taxes payable (1)	28,829	23,617
U.K. severance	23,055	5,695
Interest payable on long term debt obligations	12,483	13,421
Professional fees	2,867	3,241
Other accrued expenses	4,951	12,478
	$208,177	$193,546
______________________________
(1)Includes federal and state income tax, property tax, domestic and international sales taxes and waste taxes.

(12) Facility and Equipment Decontamination and Decommissioning

Our facility and equipment D&D liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Facilities and equipment ARO—Zion Station	$409,190	$553,302
Facilities and equipment ARO—Clive, UT	28,106	29,300
Facilities and equipment ARO—other	35,446	35,757
Total facilities and equipment ARO	472,742	618,359
Barnwell Closure	3,822	5,845
	476,564	624,204
Less: current portion	(98,175)	(138,757)
	$378,389	$485,447

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

Subsequent to the initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations. Changes to our ARO liabilities were as follows (in thousands):

	December 31, 2013	December 31, 2012
Beginning Balance as of January 1	$618,359	$750,649
Liabilities incurred	—	187
Liabilities settled	(171,167)	(159,776)
Accretion expense	26,308	30,017
ARO estimate adjustments	(758)	(2,718)
Ending liability	$472,742	$618,359

Changes to the ARO liability due to accretion expense and changes in cost estimates are recorded in cost of revenue in our consolidated statements of operations and comprehensive income (loss). Accretion expense for the years ended December 31, 2013, 2012 and 2011, was $26.3 million, $30.0 million and $32.7 million, respectively. Cost estimate adjustments for the years ended December 31, 2013, 2012 and 2011, were $0.8 million, $2.7 million and $97.1 million, respectively, of which $0 million, a favorable $8.7 million, and an unfavorable $94.9 million, respectively, are related to the Zion Station project. Cost adjustments related to the Zion Station project are due primarily to changes in expected timing of cash flows and increases in estimated future costs from original estimates in the areas of project management, direct task work, dry fuel storage equipment costs and/or the acceleration of certain license termination activities originally planned for later in the project. Cost adjustments related to our other AROs are due primarily to changes in estimated rates for labor and equipment and the addition of certain pieces of equipment requiring disposal. We evaluate our estimated costs at least annually and additional estimated cost changes could occur in the future.

 Our ARO is based on a cost estimate for a third party to perform the D&D work. This estimate is inflated, using an inflation rate, to the expected time at which the D&D activity will occur, and then discounted back, using our credit adjusted risk free rate, to the present value. The inflation rate and credit-adjusted risk-free discount rate used to calculate the ARO estimate is as follows:

	Inflation Rate	Credit-Adjusted Risk-Free Discount Rate
December 31, 2013	2.27% - 2.60%	2.84% - 10.88%
December 31, 2012	2.27% - 2.78%	2.84% - 9.09%

Our processing and disposal facilities operate under licenses and permits that require financial assurance for landfill closure, post-closure and remediation obligations. We provide for these requirements through a combination of restricted cash, cash deposits, escrow accounts, letters of credit, surety bonds and/or insurance policies.We also have funds held in trusts for completion of various site clean-up projects. To fund our obligation to clean and remediate our Tennessee facilities and equipment, we have also purchased insurance policies. These assurance mechanisms do not extinguish our D&D liabilities.

In connection with the execution of the Exelon Agreements, and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. As of December 31, 2013 and December 31, 2012, we had restricted cash balances of $293.9 million and $316.8 million, respectively, of which $285.5 million and $307.9 million were collateralizing reimbursement obligations with respect to letters of credit and surety bonds issued to support closure, post-closure and remediation obligations. These balances were obtained with proceeds from our senior secured credit facility and are included in non-current assets in the accompanying consolidated balance sheets.

(13) Equity-Based Compensation
Stock Options and Restricted Stock Grants
On May 22, 2013, the board of directors and stockholders of Parent approved the Stock Option Plan of Rockwell Holdco, Inc. (the "Rockwell Plan"), pursuant to which stock options may be granted to the employees, consultants, non-employee directors of Parent or its subsidiaries. Under the Rockwell Plan, 36,087 shares of Parent common stock have been reserved for issuance. As of December 31, 2013, 34,687 options had been issued under the Rockwell Plan to employees of the Company. Any option granted under the Rockwell Plan will be subject to terms and conditions contained in a written stock option agreement, and any shares of Parent common stock received upon exercise of an option under the Rockwell Plan will be subject to Parent’s Stockholders Agreement. The board of directors of Parent administers the Rockwell Plan and may amend, suspend or terminate the Rockwell Plan at any time.

In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "former Plan"). The former Plan had 10,440,000 shares reserved for issuance of stock options, restricted stock and other equity based awards to directors, officers, employees and consultants. There were 4,563,819 shares available for future issuance under the former Plan as of December 31, 2012. No shares from the former Plan were granted during 2013. On May 24, 2013, as a result of the completion of the Merger, a change in control occurred that resulted in immediate vesting of all outstanding share-based awards. The acceleration in vesting resulted from a preexisting change in control provision included in the terms of the awards issued under the former Plan. For the year ended December 31, 2013, we made payments of approximately $21.0 million to grant holders due to the change in control provision. The former Plan was terminated on May 24, 2013.
We recognize equity based compensation expense over the instruments' vesting periods based on the instruments' fair values on the measurement date, in SG&A expenses in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2013, 2012 and 2011, we recorded $4.5 million and $4.0 million and $10.0 million, respectively, of non-cash stock based compensation expense related to stock options and restricted stock issued under the Rockwell Plan and the former Plan.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted were as follows:

	2013	2012	2011
Expected life of option (years)	6.5	6.00	6.00
Risk-free interest rate	1.39%	1.1%	2.1% to 2.7%
Expected volatility	72.2%	44.3%	42.4% to 46.0%

The expected life of the options represents the period of time that the options granted are expected to be outstanding. We are currently using the simplified method to calculate expected holding periods, which is based on the average term of the options and the weighted-average graded vesting period, because we do not have sufficient exercise history to calculate an expected holding period. Expected volatility is based on our historical volatility. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant. Our expected forfeiture rate is based on historical rates experienced by us as well as our expectations of future forfeiture rates and represents management's best estimate of forfeiture rates that we expect to occur.
A summary of stock option activity is presented below:

	Options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2010	6,602,167	$18.26	—	$33.1
Granted	484,600	6.22	—	—
Exercised	(10,350)	5.55	—	—
Forfeited or expired	(545,692)	14.70	—	—
Outstanding, December 31, 2011	6,530,725	17.55	—	—
Granted	506,000	4.21	—	—
Exercised	—	—	—	—
Forfeited or expired	(4,539,129)	22.20	—	—
Outstanding, December 31, 2012	2,497,596	6.29	6.91	—
Granted	34,687	1,000	9.40	—
Exercised	—	—	—	—
Forfeited or expired	(2,497,596)	6.29	—	—
Outstanding, December 31, 2013	34,687	1,000		—
Options vested and expected to vest, December 31, 2013	34,687	—	—	—
Options exercisable, December 31, 2013	—	—	—	—

As of December 31, 2013, we had $20.2 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 4.4 years. The weighted average grant date fair value of options granted for the years ended December 31, 2013, 2012 and 2011,was $658.7, $1.82, and $2.78, respectively.
A summary of restricted stock activity is presented below:

	Shares	Weighted average grant-date fair value
Non-vested shares, December 31, 2010	708,898	5.60
Granted	694,300	5.53
Vested	(302,928)	4.99
Forfeited	(102,509)	5.72
Non-vested shares, December 31, 2011	997,761	5.81
Granted	861,888	3.87
Vested	(387,507)	5.31
Forfeited	(177,949)	4.83
Non-vested shares, December 31, 2012	1,294,193	4.80
Granted	—
Vested	(1,264,122)	4.80
Forfeited	(30,071)
Non-vested shares, December 31, 2013	—	—
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
Phantom stock awards granted to certain senior executives include a cash component and an equity component. The awards payable in cash are revalued at each reporting period. Phantom stock awards granted with an equity component that is payable in restricted stock rather than cash are valued at the grant date. We use the Monte Carlo model to estimate the fair value of these awards and we amortize the estimated fair value over the vesting period using the accelerated attribution method.
The key assumptions used in the Monte Carlo model for phantom stock awards were as follows:

2012
Expected life of Phantom Stock Units (in years)	3.0 to 6.0
Risk-free interest rate	0.41%
Expected volatility	68.4%
Lack of marketability discount (for equity phantom stock awards)	15%

Amortization of phantom stock awards to be settled in cash is included in cost of revenue and SG&A expenses in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2013, 2012 and 2011, we recorded $19.8 million, $2.9 million, and $0.3 million respectively, of compensation expense related to these awards.

Amortization of equity based phantom stock awards is included in SG&A expenses in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2013, 2012 and 2011, we recorded $0.9 million, $0.1 million, and $0 million, respectively, of non-cash compensation expense related to these awards.

Compensation expense related to phantom stock awards has been fully recognized as of December 31, 2013. As of December 31, 2013 and December 31, 2012, we had recorded liabilities of $6.5 million and $2.5 million, respectively, related to unpaid vested phantom stock awards, which are included in accrued expenses and other current liabilities in the consolidated balance sheets. No Phantom stock shares are outstanding as of December 31, 2013.

(14) Income Taxes
Income before provision for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
U.S. income	$(80,533)	$(9,837)	$(258,673)
Foreign income	33,637	31,725	27,879
Income before taxes	$(46,896)	$21,888	$(230,794)
Income taxes consist of the following (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Current:
Federal	$5,961	$9,631	$6,588
State	1,070	580	(117)
Foreign	10,229	9,575	7,196
	17,260	19,786	13,667
Deferred
Federal	(5,959)	940	(42,232)
State	—	85	(5,720)
Foreign	(3,532)	(2,852)	(2,860)
	(9,491)	(1,827)	(50,812)
	$7,769	$17,959	$(37,145)
Income taxes are reconciled to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows (in thousands):

	For The Year Ended December 31,
	2013	2012	2011
Federal income taxes at statutory rate	$(16,414)	$7,661	$(80,778)
State income taxes, net of Federal tax benefit	(277)	883	(6,123)
Meals & entertainment	563	633	604
UK research and development	(3,073)	(4,161)	(4,925)
US research and development	(1,200)	—	(1,376)
Zion trust income	1,799	16,640	15,125
Foreign tax rate differential	(3,536)	(3,331)	(1,832)
Trust rate differential	(780)	(8,314)	(8,103)
Disallowed and excess compensation	4,434	447	—
Goodwill impairment	—	—	22,890
Change in valuation allowance	85,135	(595)	35,149
Effect of §338(g) election	(68,751)	—	—
US tax on foreign dividend, net of foreign tax credit	—	1,600	—
US deferred tax on undistributed foreign earnings	5,840	—	—
Tax exempt interest income	(386)	(618)	—
Disallowed transaction costs	2,834	—	—
Stock compensation deferred adjustment	1,159	9,967	—
Return to provision true-ups with full valuation allowance	—	(2,277)	(3,373)
Change in contingency reserve	—	(375)	(3,271)
Other	422	(201)	(1,132)
Income tax expense(benefit)	$7,769	$17,959	$(37,145)
The significant components of our deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets - current
Accrued compensation	$14,294	$6,404
Accrued expenses	2,254	5,036
Allowance for bad debt	1,807	664
Net operating loss carryforwards	1,128	—
Zion ARO liability	36,083	50,998
Zion deferred revenue	33,288	46,970
Zion cost capitalization	—	7,105
Other	15	954
Deferred tax assets - current	88,869	118,131
Valuation allowance	(25,164)	(8,643)
Deferred tax assets current, net of valuation allowance	63,705	109,488
Deferred Tax Liabilities - current
Prepaid expenses	(972)	(2,209)
Zion trust unrealized gain/loss	(698)	(1,188)
Investment in Zion trust	(41,293)	(55,044)
Zion deferred costs	(33,101)	(46,783)
Deferred revenue	(9,558)	(4,426)
Deferred tax on undistributed foreign earnings	(6,058)	—
Other	(1,260)	(939)
Net deferred tax liabilities current	$(29,235)	$(1,101)

Deferred tax assets—noncurrent:
Plant, equipment and intangible assets (including tax-deductible goodwill) principally due to differences in depreciation and amortization	$48,569	$9,660
Asset retirement obligations other than Zion ARO	25,179	17,141
Accrued rate and contract reserves	275	997
Deferred rent	3,506	—
Stock compensation	723	2,694
AMT credit carryover	1,839	1,388
Foreign tax credit carryforward	14,353	14,582
Net operating loss carryforwards	22,844	23,854
General business credit carryforward	10,387	7,274
Capital loss carryforward	7,934	—
Zion ARO liability	114,113	152,361
Zion deferred revenue	100,316	133,635
Zion cost capitalization	—	16,578
Investment in joint ventures	13,130	—
Deferred revenue	8,941	439
Other	957	2,802
Deferred tax assets—non current	373,066	383,405
Valuation allowance	(118,924)	(40,297)
Deferred tax assets—noncurrent, net of valuation allowance	254,142	343,108

Deferred tax liabilities—noncurrent:
Plant, equipment and intangible assets principally due to differences in depreciation and amortization	(1,998)	(47,030)
Accrued rate and contract reserves	(2,435)	(2,015)
Reclamation	(8,255)	(9,595)
Investment in NDT fund	(121,228)	(160,968)
Unrealized gains in NDT Fund investments	(2,051)	(7,478)
Zion deferred costs	(99,249)	(132,381)
Other	(1,716)	(4,148)
Net deferred tax assets (liabilities) noncurrent	$17,210	$(20,507)
Total deferred tax assets	$317,847	$452,596
Total deferred tax liabilities	$(329,872)	$(474,204)

With respect to the acquisition of EnergySolutions, Inc. by Rockwell during the second quarter of 2013, the Company made an election under Section 338(g) of the Internal Revenue Code to have the acquisition transaction treated as an asset acquisition (i.e., a taxable transaction). This election resulted in a step-up of the tax basis of certain assets of EnergySolutions, Inc. This increase in tax basis compared to book basis had the effect of significantly increasing the related deferred tax assets. As the U.S. has a full valuation allowance against its deferred tax assets, an additional result was a correlating increase in the valuation allowance compared to the prior year.
For the years ended December 31, 2013 and 2012, we had net operating loss carryforwards of $119.8 million and $113.3 million, respectively, in the U.S., $57.1 million and $53.3 million, respectively, in the U.K., and $4.3 million and $3.4 million, respectively, in Canada. Net operating loss carryforwards related to operations in the U.S. and Canada expire at various dates from 2021 through 2031. The net operating loss carryforwards in the U.K. do not expire. As of December 31, 2013, we also have general business credit carryforwards in the U.S. of $10.4 million that, if unused, will expire at various dates from 2027 through 2033, foreign tax credit carryforwards of $14.4 million that, if unused or converted to net operating losses, will expire in 2022, AMT credit carryforwards of $1.8 million that do not expire, and capital loss carryforwards of $7.9 million that, if unused, will expire in 2018.

Further, as a result of the acquisition, all U.S. federal net operating loss carryforwards became subject to an annual utilization limitation imposed by U.S. income tax law governing changes in ownership or control. It is expected that this limitation combined with the carryforward period will allow the utilization of all U.S. federal net operating loss carryforward amounts.
In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income by jurisdiction, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have determined a valuation allowance is necessary for both the U.S. and U.K. totaling $144.1 million and $48.9 million at December 31, 2013 and 2012, respectively. The net change in the valuation allowance for the years ended December 31, 2013, 2012 and 2011 was an increase of $95.1 million, $0 million, and $34.2 million, respectively. The increase in the valuation allowance for the year ended December 31, 2013 resulted primarily from the increase in tax basis driven by the §338(g) election.
During 2012, the Company determined that it had a need to repatriate cash from certain foreign jurisdictions. Consequently, the Company changed its prior assertion regarding permanent reinvestment of foreign earnings for the related foreign entities. There was a dividend paid from U.K. operations to the U.S. of approximately $31.6 million and the Company began recording deferred taxes related to all future foreign income or loss for these entities. Federal income taxes in the U.S. have not been provided on approximately $98.0 million of undistributed earnings of non-U.S. operations, which are considered to be permanently reinvested. As of December 31, 2013, a deferred federal income tax liability in the U.S. has been recorded for approximately $6.1 million of undistributed earnings of non-U.S. operations.
As of December 31, 2013 and 2012, we had $0.1 million and $0.1 million, respectively, of gross unrecognized tax benefits, which will not impact our annual effective tax rate in future years. These tax benefits were accounted for under authoritative guidance for accounting for uncertainty in income taxes. There were no changes to the total amounts of gross unrecognized tax benefits during 2013.

We recognized income tax expense of $7.8 million and $18.0 million for the years ended December 31, 2013 and 2012, respectively, and an income tax benefit of $37.1 million for the year ended 2011, for year-to-date effective tax rates of negative 16.6%, 81.8%, and 15.9% , respectively, based on an estimated annual effective tax rate method. Income tax expense arises from income for certain entities in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other entities in the U.K. are available to offset tax expense due to their respective full valuation allowance positions.

The 2013 effective tax rate differs from the statutory rate of 35%, primarily as a result of the small amount of tax expense on U.K. and Zion NDT fund income relative to consolidated pretax book losses which include large losses in the U.S. and the U.K. for which no benefit is recorded due to their full valuation allowance positions. The year-to-date effective tax rate was also impacted by lower statutory tax rates for foreign jurisdictions and the NDT fund, the tax benefit of foreign research and development credits, a step up in tax basis due to a 338(g) election made upon the Merger Transaction and a benefit recorded for the effect of a statutory rate reduction in the U.K. enacted during the third quarter of 2013.

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

The 2011 effective tax rate differs from the statutory rate of 35% primarily as a result of having pretax book losses, lower income tax rates in foreign jurisdictions and a lower statutory rate at the NDT trust level, the recognition of uncertain tax positions in the U.S., and the use of certain research and development tax credits in both the U.S. and the U.K. These benefits were offset by additional tax expense resulting from NDT fund earnings being taxed at both the trust and corporate levels, the addback of a portion of the goodwill impairment that is not deductible for tax purposes and a valuation allowance recorded against certain domestic and foreign deferred tax assets.

For the years ended December 31, 2013, 2012 and 2011, we made income tax payments, net of income tax refunds, of $10.3 million, $18.9 million, and $26.8 million, respectively. These tax payments were made in the U.K., Canada and at the Zion NDT fund whereas the U.S. had losses and net operating loss carryforwards.

The Company and its U.S. subsidiaries are subject to U.S. federal and state income taxes, and, therefore, examinations by those taxing authorities. We recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The tax years 2010 through 2012 for U.S. Federal and state returns, 2012 for U.K. returns, and 2010 through 2012 for Canadian returns remain open to examination by the major taxing jurisdictions in which we operate. No material changes to unrecognized tax positions are anticipated during the next year. The Company has not been notified of income tax audits by any taxing authority, and the timing of future tax examinations is highly uncertain; however, we do not anticipate any significant impacts to the unrecognized tax benefits within the next 12 months.
(15) Segment Reporting and Business Concentrations

During the fourth quarter of 2013, we streamlined our business groups to enable us to evaluate and oversee strategic initiatives more efficiently and to improve future growth and profitability. We report our results through four major operating segments: Projects, Products, LP&D and International. The chief operating decision maker now reviews the operating results of the four new segments.

Certain reclassifications have been made to the segment information reported for prior years, to conform to current year presentation.

	As of and for the Year Ended December 31, 2013
	Projects	Products	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(2)	$295,816	$84,242	$236,854	$1,187,486	$—	$1,804,398
Income (loss) from operations(2)(3)	21,415	11,863	65,805	30,765	(98,404)	31,444
Depreciation, amortization and accretion expense(4)	26,616	2,061	28,829	7,625	3,740	68,871
Goodwill	40,236	17,951	207,990	43,331	—	309,508
Other long-lived assets(5)	15,193	15,706	248,274	42,195	7,469	328,837
Purchases of property, plant and equipment	80	237	13,719	201	962	15,199
Total assets(6)	1,143,673	52,642	612,423	522,533	89,272	2,420,543

	As of and for the Year Ended December 31, 2012
	Projects	Products	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(2)	$309,188	$125,816	$233,075	$1,139,426	$—	$1,807,505
Income (loss) from operations(2)(3)(7)	20,408	14,856	48,660	30,283	(74,300)	39,907
Depreciation, amortization and accretion expense(4)	30,869	1,911	34,382	7,568	4,881	79,611
Goodwill	40,236	17,951	207,216	43,205	—	308,608
Other long-lived assets(5)	17,598	18,840	262,826	49,275	10,269	358,808
Purchases of property, plant and equipment	1,756	2,075	15,314	388	812	20,345
Total assets(6)	1,434,407	63,210	641,826	378,111	137,908	2,655,462

	As of and for the Year Ended December 31, 2011
	Projects	Products	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(2)	$411,828	$49,990	$252,659	$1,101,037	$—	$1,815,514
Income (loss) from operations(2)(3)(7)(8)	(106,366)	3,181	(77,789)	26,015	(60,636)	(215,595)
Depreciation, amortization and accretion expense(4)	34,855	2,180	31,382	7,644	4,633	80,694
Goodwill	40,236	17,951	208,250	39,921	—	306,358
Other long-lived assets(5)	26,063	18,904	269,017	53,937	19,567	387,488
Purchases of property, plant and equipment	1,200	3,840	14,470	635	3,589	23,734
Total assets(6)	1,660,477	51,506	689,645	511,872	102,433	3,015,933
______________________

(1)
We eliminate intersegment revenue in consolidation. Intersegment revenue for the years ended December 31, 2013, 2012 and 2011, was $20.8 million, $22.7 million, and $19.8 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)
Results of our operations for services provided to our customers in Asia and Europe are included in our Products Group and for services provided to our customers in Canada are included in our LP&D and Projects Groups.

(3)
For the years ended December 31, 2013, 2012 and 2011, we recorded $4.5 million, $7.4 million and $11.1 million, respectively, of income from our unconsolidated joint ventures of which $2.0 million, $0.3 million and $0.2 million, respectively, of losses are attributable to our LP&D Group and $6.5 million, $7.7 million and $11.3 million, respectively, of income is attributable to the Projects group.

(4)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the years ended December 31, 2013, 2012 and 2011, were $47.9 million, $56.3 million and $58.3 million, respectively. DA&A expenses included in SG&A for years ended December 31, 2013, 2012 and 2011, were $20.9 million, $23.3 million and $22.4 million, respectively.

(5)	Other long-lived assets include property, plant and equipment and other intangible assets.

(6)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, and property, plant and equipment that benefit the entire Company and cash.

(7)
Included in income (loss) from operations from our Projects group for the years ended December 31, 2012 and 2011, is an $8.7 million non-cash favorable ARO adjustment and a $94.9 million non cash unfavorable ARO estimated cost adjustment, respectively, related to the Zion Station project, for which no corresponding revenue was recognized.

(8)	For the year ended December 31, 2011, included in income (loss) from operations from our Projects and LP&D groups, is a goodwill impairment charge of $35.0 million and $139.0 million, respectively.
Our revenue and long-lived assets by geographic region were as follows (in thousands):

As of and for the Year Ended December 31,	United States	United Kingdom	Other	Total
2013
Revenue from external customers	$548,188	$1,187,486	$68,724	$1,804,398
Property, plant and equipment, net	112,418	624	1,434	114,476
2012
Revenue from external customers	$564,385	$1,139,426	$103,694	$1,807,505
Property, plant and equipment, net	114,770	1,108	1,866	117,744
2011
Revenue from external customers	$690,172	$1,101,037	$24,305	$1,815,514
Property, plant and equipment, net	125,155	807	647	126,609

(16) Customer Concentrations
Our International segment derives its revenue primarily through contracts with the NDA. For the years ended December 31, 2013, 2012 and 2011, respectively 64.9%, 63.8% and 61.0%, respectively, of our total consolidated revenue was generated from contracts funded by the NDA. Accounts receivable relating to the NDA at December 31, 2013, and 2012, were $215.8 million and $186.0 million, respectively.
We have contracts with various offices within the DOE, including the Office of Environmental Management, the Office of Civilian Radioactive Waste Management, the National Nuclear Security Administration and the Office of Nuclear Energy. Revenue from DOE contractors and subcontractors represented approximately 12.1%, 11.0% and 15.3% of our total consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2013 were $20.4 million and $33.5 million, respectively. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors at December 31, 2012 were $19.4 million and $33.5 million, respectively.
(17) Commitments and Contingencies

(a)	Leases and Other Contractual Obligations
We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $24.0 million, $21.0 million, and $18.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded sublease income related to our vacant facilities $0.2 million, $0.2 million and $0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We are obligated under capital leases covering certain machinery and equipment, computer equipment and vehicles that expire at various dates during the next five years. As of December 31, 2013 and 2012, we had capital leases obligations of $3.1 million and $2.6 million, respectively. The current portion of the capital lease obligations is included in accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in our consolidated balance sheets.
The following table summarizes future minimum annual lease payments for all operating and capital leases and annual payments for other contractual obligations with initial or remaining lease terms greater than one year (in thousands):

Year ending December 31,	Operating Leases	Sublease Rental Income	Capital Leases	Other Contractual Obligations
2014	$13,449	$(1,271)	$1,040	$2,500
2015	8,391	(2,003)	1,006	2,500
2016	5,692	(1,388)	918	—
2017	4,090	(1,035)	413	—
2018	3,215	(822)	159	—
Thereafter	9,400	(3,610)	—	—
Future minimum lease payments	$44,237	$(10,129)	3,536	$5,000
Less portion representing interest			(389)
Less current portion of capital lease obligations			(861)
Long-term portion of capital lease obligations			$2,286

(b)	Letters of Credit/Surety Bonds
We are required to post, from time to time, standby letters of credit and surety bonds to support contractual obligations to customers, self-insurance programs, closure and post-closure financial assurance and other obligations. As of December 31, 2013 and 2012, we had $286.5 million and $307.1 million in deposit letters of credit issued under our senior secured credit facility and $58.9 million and $73.0 million of letters of credit issued against our senior secured revolving credit facility.
As of December 31, 2013 and 2012, we had $60.5 million and $27.5 million, respectively, in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.
Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, surety bonds and insurance policies. As of December 31, 2013 and 2012, the closure and post-closure state regulatory requirements for our facilities were $142.5 million and $151.5 million, respectively.

(c)	Legal Proceedings

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
The plaintiffs claim that payments from the NDT fund to ZionSolutions for decommissioning the Zion Station are in violation of Illinois state law, Illinois state law entitles the utility customers of Com Ed to payments (or credits) of a portion of the NDT fund and that Bank of New York Mellon was inappropriately appointed by ZionSolutions as trustee of the NDT fund. The plaintiffs seek to enjoin and recover payments from the NDT fund to ZionSolutions, that payments (or credits) of a portion of the NDT fund be made to utility customers of Com Ed, the appointment of a new trustee over the NDT fund, an accounting from Bank of New York Mellon of all assets and expenditures from the NDT fund and costs and attorneys fees. The plaintiffs also seek class action certification for their claims. On September 13, 2011, the defendants filed a motion to dismiss the plaintiffs’ claims. On July 29, 2013, the U.S. District Court for the Northern District of Illinois, Eastern Division dismissed the entire lawsuit. The plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. The Seventh Circuit affirmed the dismissal on January 31, 2014 and denied the plaintiffs’ motion for rehearing en banc on February 28, 2014.

Litigation Relating to the Merger with Energy Capital Partners
Following the Company’s January 7, 2013 announcement that it had entered into a Merger Agreement providing for the acquisition of the Company, by Parent, an entity formed by Energy Capital Partners, ten purported class action lawsuits were brought against us, the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub. Six lawsuits were filed in the Delaware Court of Chancery, captioned Printz v. Rogel, et al., C.A. No. 8302-VCG (Jan. 10, 2013); Bushansky v. EnergySolutions, Inc., et al., C.A. No. 8210 (Jan. 11, 2013); Danahare v. EnergySolutions, Inc., et al., C.A. No. 8219 (Jan. 15, 2013); Graham v. EnergySolutions, Inc., et al. (Jan. 15, 2013), and Lebron v. EnergySolutions, Inc., et al., C.A. No. 8223 (Jan. 15, 2013); Louisiana Municipal Police Employees’ Retirement System v. EnergySolutions, Inc., et al., C.A. No. 8350 (Feb. 22, 2013), (the “Delaware actions”).

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

Without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, EnergySolutions, Inc., the members of our board of directors, Energy Capital Partners II, LLC, Parent and Merger Sub entered into a settlement agreement with the plaintiffs. The Delaware and Utah courts approved the settlement agreement and dismissed the Delaware actions and Utah actions, respectively.
EnergySolutions, Inc. vs. Kurion, Inc. et al.

On March 6, 2013, the Company filed a lawsuit against Kurion Inc. and John Raymont, Jr. and Mark Denton, two former EnergySolutions employees now employed by Kurion to enforce contractual and intellectual property rights related to EnergySolutions’ waste treatment and vitrification technologies. The lawsuit was initially filed in the Third Judicial District Court in and for Salt Lake City, Utah.  The Utah action was dismissed on personal jurisdiction grounds.  EnergySolutions filed lawsuits to enforce the same contractual and intellectual property rights related to EnergySolutions’ waste treatment and vitrification technologies in the Supreme Court of the State of New York, County of New York, on November 22, 2013 and in the State of South Carolina Court of Common Pleas County of Richland on November 22, 2013. The Company seeks monetary and punitive damages, and asks the court to enjoin further sales of all Kurion products and services that utilize or derive from the confidential and proprietary technology misappropriated from EnergySolutions. Kurion filed a claim against EnergySolutions in the Superior Court of the State of California County of Orange Central Justice Center on October 21, 2013, alleging breach of contract and asking the court for costs, reasonable attorneys’ fees and unspecified damages. The lawsuits remain in initial procedural motions regarding the jurisdiction of the various courts over the subject matter and parties.

We believe the legal claims alleged against the Company in the complaints described above are without merit and we intend to vigorously defend these actions to the extent not yet resolved.

(18) Employee Benefit Plans

We sponsor a defined contribution 401(k) plan that covers nearly all of our full time U.S. based employees. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Under this plan, upon the first day of the next month following commencement of employment, employees become immediately eligible to participate in the plan and to receive matching company contributions. We match 50% of the first 6% of a participant's deferred contribution. In addition, we may at our discretion contribute an additional 1% of a participant's deferred contribution. Employee contributions are fully vested immediately. Our matching contributions vest ratably over 4 years. We contributed $3.7 million, $3.6 million and $3.5 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

The Electricity Supply Pension Scheme ("ESPS")
We provide a defined benefit pension plan for approximately 60 ESEU employees in the U.K. (the "ESEU Plan"). The ESEU Plan is funded by contributions from ESEU employees and EnergySolutions. All other U.K. employees are offered the opportunity to join a defined contribution pension scheme into which the Company pays a maximum of 12% of salary.
In addition, under the terms of our contract with the NDA, EnergySolutions, through its subsidiary ESEU, manages the Magnox Limited pension plan (the "Magnox Plan"), which provides pension benefits to a majority of the 3,300 employees under management in the U.K. The Magnox Plan is funded by contributions from Magnox employees and the NDA. The plan is a separate section of an overall industry scheme, the Electricity Supply Pension Scheme ("ESPS").
As part of the reorganization of the U.K. nuclear industry by the U.K. government, the NDA assumed responsibility to fund all employer pension contributions, including any deficit or a benefit in the case of any surplus, to the Magnox Plan. In addition to the employer contributions, the NDA agreed to make annual repair contributions in the amount of £20.0 million, from 2012 through 2014, for each of the years with an underfunded status position. In order to reflect these arrangements, our financial statements include an amount recoverable from the NDA, included within other noncurrent assets in an amount equal to the recorded Magnox section liability, net of tax, with a corresponding credit to revenue since the charges are allowable costs under our cost-plus contract with the NDA, offsetting a portion of the after-tax pension charges. As such, we recognized revenue of approximately $43.1 million, $77.3 million and $77.8 million, for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, and 2012, we had a $103.6 million receivable from the NDA due to an underfunded status, and a payable to the NDA of $39.5 million, due to an overfunded status, respectively. The corresponding liability is included in pension liabilities in the accompanying consolidated balance sheets.
The following table sets forth the change in projected benefit obligation, plan assets and funded status pension plans' obligations (in thousands):

	Year Ending December 31,
	2013	2012
Changes in projected benefit obligation:
Projected benefit obligation at beginning of period	$3,836,343	$3,447,461
Service cost	57,272	56,271
Interest cost	156,011	159,303
Member contributions	469	476
Termination benefits	9,858	23,142
Benefits paid	(160,392)	(169,447)
Actuarial gain	220,480	155,815
Foreign currency translation	91,925	163,322
Projected benefit obligation at end of year	4,211,966	3,836,343
Changes in plan assets:
Fair value at beginning of period	3,875,793	3,580,382
Actual return on plan assets	250,994	193,382
Company contributions	47,257	85,595
Employee contributions	469	476
Termination benefits	8,919	17,912
Benefits paid	(160,392)	(169,447)
Foreign currency translation	85,343	167,493
Plan assets at end of year at fair value	4,108,383	3,875,793
Funded status at end of year	$(103,583)	$39,450
Amounts recognized in the consolidated balance sheets:
Pension assets included in other noncurrent assets	103,563	39,773
Pension liabilities included in other noncurrent liabilities	(111,644)	(31,043)
Accumulated other comprehensive loss (pretax)	(9,712)	(4,880)
The termination benefits relate to early retirement benefits provided to employees who have left service involuntarily before normal retirement age and have been granted an unreduced early retirement pension. These are contractual termination benefits required under the plans' rules.
We expect $52.7 million to be contributed to our defined benefit pension plans in 2014. Estimated benefit plan payments for the five years following 2013 and the subsequent five years aggregated, excluding amounts recoverable from the NDA, are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Estimated benefit plan payments	$174,145	$179,422	$184,699	$190,471	$196,243	$1,073,564
Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	Year Ending December 31,
	2013	2012	2011
Service cost	$57,272	$56,271	$56,635
Interest cost	156,011	159,303	173,275
Expected return on plan assets	(182,456)	(171,983)	(182,420)
Net actuarial loss	1,408	951	—
Termination benefits	8,763	22,667	8,182
Total net periodic benefit costs	$40,998	$67,209	$55,672
Actuarial losses expected to be recognized as a component of net periodic pension costs in 2014 are not material.

Weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2013	December 31, 2012
Discount rate	4.4%	4.3%
Expected rates of return on plan assets	5.2% - 5.3%	4.9% - 5.8%
Rate of compensation increase	3.6%	3.1%
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
The following table sets forth the target allocations and the weighted average actual allocations of plan assets:

	December 31, 2013	December 31, 2012
Asset category:
Equities	16.6%	14.7%
Bonds	47.5%	55.7%
Real Estate	5.1%	5.0%
Other	30.8%	24.6%
	100.0%	100.0%
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
The following table sets forth by level within the fair value hierarchy a summary of the pension plans' investments (in thousands):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash	$73,764	$73,764	$—	$—
Fixed income securities	2,595,585	—	2,369,658	225,927
Equity securities	1,285,341	1,148,136	137,205	—
Real Estate	153,693	—	—	153,693
Investments, at fair value	$4,108,383	$1,221,900	$2,506,863	$379,620

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash	$5,384	$5,384	$—	$—
Fixed income securities	2,267,773	837,131	1,425,468	5,174
Equity securities	1,108,931	1,108,931	—	—
Real Estate	493,705	—	145,996	347,709
Investments, at fair value	$3,875,793	$1,951,446	$1,571,464	$352,883
The following table presents the rollforward for Level 3 pension plans' assets at a fair value on a recurring basis (in thousands):

Direct Lending Securities	December 31, 2013
Beginning balance	$352,883
Purchases and issuances	26,132
Sales, dispositions and settlements	—
Realized gains and losses	(1,252)
Change in unrealized gains and losses	1,857
Ending balance	$379,620

(19) Restructuring

In 2012, we initiated a restructuring plan (the "Restructuring Plan") to reduce operating costs and improve profitability within our operations in the U.S. Under the Restructuring Plan, we reduced our facility footprint and implemented a reduction of force across multiple business segments and functions.

For the years ended December 31, 2013 and 2012, we recognized $5.5 million and $1.5 million, respectively, in restructuring charges associated with lease contract terminations. Of the charges recognized during 2013, $1.8 million is included in cost of revenue related to our LP&D group, and $3.7 million is included in corporate SG&A expenses within the consolidated statements of operations and comprehensive income (loss). At December 31, 2013 and December 31, 2012, we had accrued liability balances of $9.5 million and $1.3 million, respectively, of which $7.3 million and $1.3 million, respectively, were included in other long term liabilities in the accompanying consolidated balance sheets. In determining facilities lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Adjustments to this accrual may be required in future periods if events and circumstances change.

For the years ended December 31, 2013 and 2012, we recognized $1.1 million and $8.7 million, respectively, in restructuring charges related to severance and employee termination benefits, which are included in the consolidated statements of operations and comprehensive income (loss) under SG&A. The corresponding employee termination liabilities as of December 31, 2013 and December 31, 2012 were $1.1 million and $4.4 million, respectively, and are included in accrued expenses and other current liabilities in the consolidated balance sheets. In February 2013, we announced that we had substantially completed the Restructuring Plan. The remaining unpaid termination benefits are expected to be paid within the next six months.

For the year ended December 31, 2012, we also recognized approximately $5.2 million in restructuring charges related to professional, legal and consulting fees, which are included in the consolidated statements of operations and comprehensive income (loss) under corporate SG&A. No liability for these charges was outstanding as of December 31, 2012. No charges of this nature were recognized during 2013.

                                                In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the year ended December 31, 2013, we recognized an additional $55.6 million of expected employee termination benefits related to the termination of approximately 200 employees at the Bradwell site, which is rapidly moving into the early care and maintenance phase. Additionally, we also accrued employee termination benefits for the Chapelcross site, which is decreasing in size following completion of defueling activities and is preparing for further decommissioning, as well as the Dungeness, Oldbury, Trawsfynydd sites, which are getting ready to re-shape the workforce following cessation of power generation in 2014. No termination benefits were recognized for year ended December 31, 2012. These benefits are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive income (loss) related to our International operations. The corresponding liability as of December 31, 2013 and December 31, 2012 was $46.7 million and $5.7 million, respectively, and is included in accrued expenses and other current liabilities and other long term liabilities in the consolidated balance sheets. The remaining liability is expected to be paid over approximately the next 24 months.

The following is a reconciliation of the beginning and ending liability balances related to the Magnox employee termination benefits (in thousands):

	December 31, 2013	December 31, 2012
Beginning liability	$5,695	$32,659
Additions	55,555	—
Payments	(17,195)	(27,888)
Effect of exchange rate	2,673	924
Ending liability	46,728	5,695
Less current portion	(23,055)	—
Long term portion	$23,673	$5,695

The termination plan and employee benefits paid for the termination of these employees are in accordance with the existing employee and the trade union agreements and were pre-approved by the NDA. All employee termination benefits are treated as part of the normal Magnox cost base and are reimbursed by the NDA.
Magnox Limited continues to transition as sites move to a new state within their lifecycle. The Magnox Optimized Decommissioning Program ("MODP") includes approximately ten further changes of organization across the ten Magnox sites in the next 5 years. As a result of these changes and the drive to reduce support and overhead costs, there will be significant manpower reductions, expected to be approximately 600 employees, during the next two years, followed by a further reduction of approximately 1,000 employees in the period from 2016 to 2020. The MODP has been approved by the NDA and forms part of the NDA funding settlement which in turn is part of the U.K. government's current Comprehensive Spending Review ("CSR").
The current total termination benefit costs included within the MODP over the remainder of the CSR period to 2015 is estimated to be approximately $96.0 million, and is expected to be paid over the next six years. These amounts are estimates and have not yet been recorded because accounting criteria have not yet been met.
(20) Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of other comprehensive income (loss):

(in thousands)	Foreign currency translation items	Change in unrecognized actuarial loss	Accumulated other comprehensive loss
Beginning Balance at December 31, 2012	$(17,076)	$(4,880)	$(21,956)
Current period other comprehensive income (loss)	3,911	(4,832)	(921)
Ending balance at December 31, 2013	$(13,165)	$(9,712)	$(22,877)

(21) Related Party Transactions
In connection with the execution of his employment agreement as of the date of the Merger Transaction, our chief executive officer purchased 5,000 shares of Rockwell's common stock worth $5,000,000 on June 7, 2013.
As required by his employment arrangement, on July 26, 2012, our chief executive officer purchase 884,614 shares of stock from the Company through his account in the Company's 401(k) plan at a price of $1.69 per share.
Clare Spottiswoode, who was a member of the Company’s Board until the Merger Transaction, has served as Chair of EnergySolutions EU Limited, a wholly-owned subsidiary of the Company based in the United Kingdom, since January 2010. Pursuant to her Letter of Appointment, dated as of December 18, 2009, Ms. Spottiswoode was paid an annual fee of £150,000 for her service as Chair. This transaction was approved by the Company’s then existing Audit Committee.
(22) Selected Quarterly Financial Data (Unaudited)

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of operations data:
Revenue	$526,208	$411,038	$392,474	$474,678
Gross profit(1)	46,430	47,397	36,485	67,128
Income (loss) from operations(1)(2)	14,875	(22,098)	10,239	28,428
Net income (loss) attributable to EnergySolutions(1)(2)	(8,200)	(57,230)	(4,855)	15,632
Net income (loss) per share data (3)
Basic	$(0.09)	N/A	N/A	N/A
Diluted	(0.09)	N/A	N/A	N/A
Number of shares used in per share calculations:
Basic	90,360	N/A	N/A	N/A
Diluted	90,360	N/A	N/A	N/A
_______________________________________________________________________________

(1)	The second quarter of 2013, includes $32.6 million of Merger Transaction related expenses comprised of employee incentive compensation and related payroll taxes and professional fees.

(2)
During 2013, we paid $8.0 million in lead arranger banker fees in connection with amendments made to our senior secured credit facility to obtain consent from our lender to complete the Merger Transaction.

(3)	The Company's common stock ceased to be traded on the New York Stock Exchange after close of market on May 24, 2013, and continues its operations as a privately-held company.

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Statement of operations data:
Revenue	$490,692	$392,621	$444,157	$480,035
Gross profit(1)	31,680	35,903	46,157	56,986
Income (loss) from operations(1)	(1,252)	4,089	18,664	18,406
Net income (loss) attributable to EnergySolutions(2)	(669)	5,444	10,052	(10,845)
Net income (loss) per share data:
Basic	$(0.01)	$0.06	$0.11	$(0.12)
Diluted	(0.01)	0.06	0.11	(0.12)
Number of shares used in per share calculations:
Basic	89,066	89,249	89,994	90,253
Diluted	89,066	89,249	89,994	90,256
_______________________________________________________________________________

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

(23) Guarantor and Non-Guarantor Financial Information

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

Presented below is the consolidating financial information of the issuers, our subsidiaries that are guarantors (the "Guarantor Subsidiaries"), and our subsidiaries that are not guarantors (the "Non-Guarantor Subsidiaries"). The consolidating financial information reflects the investments of EnergySolutions, Inc. in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.

CONSOLIDATING STATEMENT OF OPERATIONS
For The Year ended December 31, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$92,188	$386,838	$1,385,938	$(60,566)	$1,804,398
Cost of revenue	—	(34,534)	(313,263)	(1,319,727)	60,566	(1,606,958)
Gross profit	—	57,654	73,575	66,211	—	197,440
Selling, general and administrative expenses	—	(121,617)	(27,405)	(21,439)	—	(170,461)
Equity in income of unconsolidated joint ventures	—	—	4,465	—	—	4,465
Operating income (loss)	—	(63,963)	50,635	44,772	—	31,444
Interest expense	—	(61,640)	(5)	(15,129)	—	(76,774)
Income (loss) from subsidiaries	(54,619)	78,588	—	—	(23,969)	—
Other, net	—	(7,604)	156	5,882	—	(1,566)
Income (loss) before income taxes	(54,619)	(54,619)	50,786	35,525	(23,969)	(46,896)
Provision for income taxes	(34)	—	—	(7,735)	—	(7,769)
Net income (loss)	(54,653)	(54,619)	50,786	27,790	(23,969)	(54,665)
Less: net income attributable to noncontrolling interests	—	—	—	12	—	12
Net income (loss) attributable to EnergySolutions	$(54,653)	$(54,619)	$50,786	$27,802	$(23,969)	$(54,653)

Other comprehensive income (loss):
Net income (loss)	$(54,653)	$(54,619)	$50,786	$27,790	$(23,969)	$(54,665)
Foreign currency translation adjustments, net of taxes	—	—	—	3,911	—	3,911
Change in unrecognized actuarial loss	—	—	—	(4,832)	—	(4,832)
Other comprehensive income (loss)	(54,653)	(54,619)	50,786	26,869	(23,969)	(55,586)
Less: net income attributable to noncontrolling interests	—	—	—	12	—	12
Comprehensive income (loss) attributable to EnergySolutions	$(54,653)	$(54,619)	$50,786	$26,881	$(23,969)	$(55,574)

CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$75,143	$453,709	$1,331,675	$(53,022)	$1,807,505
Cost of revenue	—	(40,716)	(384,463)	(1,264,622)	53,022	(1,636,779)
Gross profit	—	34,427	69,246	67,053	—	170,726
Selling, general and administrative expenses	—	(84,430)	(33,297)	(20,484)	—	(138,211)
Equity in income of unconsolidated joint ventures	—	—	7,392	—	—	7,392
Operating income (loss)	—	(50,003)	43,341	46,569	—	39,907
Interest expense	—	(57,770)	—	(13,441)	—	(71,211)
Income (loss) from subsidiaries	3,993	116,526	—	—	(120,519)	—
Other, net	—	(4,760)	(1,256)	59,208	—	53,192
Income (loss) before income taxes	3,993	3,993	42,085	92,336	(120,519)	21,888
Benefit from (provision for) income taxes	(11)	—	—	(17,948)	—	(17,959)
Net income (loss)	3,982	3,993	42,085	74,388	(120,519)	3,929
Less: net income attributable to noncontrolling interests	—	—	—	53	—	53
Net income (loss) attributable to EnergySolutions	$3,982	$3,993	$42,085	$74,441	$(120,519)	$3,982

Other comprehensive income (loss):
Net income (loss)	$3,982	$3,993	$42,085	$74,388	$(120,519)	$3,929
Foreign currency translation adjustments, net of taxes	—	6,863	—	6,863	(6,863)	6,863
Change in unrecognized actuarial gain	—	(450)	—	(450)	450	(450)
Other comprehensive income (loss)	3,982	10,406	42,085	80,801	(126,932)	10,342
Less: net income attributable to noncontrolling interests	—	—	—	53	—	53
Comprehensive income (loss) attributable to EnergySolutions	$3,982	$10,406	$42,085	$80,854	$(126,932)	$10,395

CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2011
(in thousands)

	Energy Solutions, Inc.	Energy Solutions LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$112,675	$429,098	$1,323,993	$(50,252)	$1,815,514
Cost of revenue	—	(59,385)	(381,240)	(1,345,453)	50,252	(1,735,826)
Gross profit	—	53,290	47,858	(21,460)	—	79,688
Selling, general and administrative expenses	—	(70,087)	(25,485)	(36,814)	—	(132,386)
Impairment of goodwill	—	(108,600)	(65,400)	—	—	(174,000)
Equity in income of unconsolidated joint ventures	—	—	11,103	—	—	11,103
Operating income	—	(125,397)	(31,924)	(58,274)	—	(215,595)
Interest expense	—	(59,747)	—	(13,667)	—	(73,414)
Income from subsidiaries	(256,723)	(75,613)	—	—	332,336	—
Other, net	—	4,034	216	53,965	—	58,215
Income (loss) before income tax	(256,723)	(256,723)	(31,708)	(17,976)	332,336	(230,794)
Provision (benefit) for income taxes	60,542	—	—	(23,397)	—	37,145
Net income (loss)	(196,181)	(256,723)	(31,708)	(41,373)	332,336	(193,649)
Net income attributable to noncontrolling interests	—	—	—	(2,532)	—	(2,532)
Net income (loss) attributable to EnergySolutions	$(196,181)	$(256,723)	$(31,708)	$(43,905)	$332,336	$(196,181)

Other comprehensive income (loss):
Net income (loss)	$(196,181)	$(256,723)	$(31,708)	$(41,373)	$332,336	$(193,649)
Foreign currency translation adjustments, net of taxes	—	147	—	147	(147)	147
Change in unrecognized actuarial gain	—	(3,005)	—	(3,005)	3,005	(3,005)
Other comprehensive income (loss)	(196,181)	(259,581)	(31,708)	(44,231)	335,194	(196,507)
Less: net loss attributable to noncontrolling interests	—	—	—	(2,532)	—	(2,532)
Comprehensive income (loss) attributable to EnergySolutions	$(196,181)	$(259,581)	$(31,708)	$(46,763)	$335,194	$(199,039)

CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$33,556	$872	$49,785	$—	$84,213
Accounts receivable, net of allowance for doubtful accounts	—	13,793	47,034	229,138	(2,527)	287,438
Costs and estimated earnings in excess of billings on uncompleted contracts	—	9,884	41,993	36,820	(2,732)	85,965
Nuclear decommissioning trust fund investments, current portion	—	—	—	112,475	—	112,475
Deferred costs, current portion	—	—	333	91,508	—	91,841
Other current assets	—	$6,548	4,402	4,918	—	15,868
Total current assets	—	63,781	94,634	524,644	(5,259)	677,800
Property, plant and equipment, net	—	52,149	60,269	2,058	—	114,476
Goodwill	—	29,764	223,506	56,238	—	309,508
Intangibles, net	—	151,580	21,210	41,571	—	214,361
Restricted cash	—	89,537	3,821	200,538	—	293,896
Nuclear decommissioning trust fund	—	—	—	330,442	—	330,442
Deferred Income Taxes	29,707	—	—	—	—	29,707
Long-term deferred costs less current portion	—	—	—	270,039	—	270,039
Investment in subsidiaries	(65,095)	693,474	—	—	(628,379)	—
Intercompany receivable	333,300	—	193,465	8,997	(535,762)	—
Other long term assets	—	11,275	17,955	151,084	—	180,314
Total Assets	$297,912	$1,091,560	$614,860	$1,585,611	$(1,169,400)	$2,420,543
Liabilities and Equity
Accounts payable	$—	$5,198	$16,027	$124,632	$—	$145,857
Accrued expenses and other current liabilities	477	56,788	35,075	116,306	(469)	208,177
Unearned revenue, current portion	—	2,229	23,296	92,515	425	118,465
Facility and equipment decontamination and decommissioning liabilities, current portion	—	—	—	98,175	—	98,175
Other current liabilities	19,261	65,000	—	11,102	—	95,363
Intercompany payable	—	—	5,215	22,626	(27,841)	—
Total current liabilities	19,738	129,215	79,613	465,356	(27,885)	666,037
Intercompany loan payable	—	513,136	—	—	(513,136)	—
Long-term debt, less current portion	—	469,260	—	197,554	—	666,814
Facility and equipment decontamination and decommissioning liabilities, current portion	—	30,375	36,981	311,033	—	378,389
Unearned revenue, less current portion	—	—	—	272,940	—	272,940
Other liabilities, net	10,447	14,669	1,944	141,088	—	168,148
Equity	267,727	(65,095)	496,322	197,152	(628,379)	267,727
Noncontrolling interests	—	—	—	488	—	488
Total Liabilities and Equity	$297,912	$1,091,560	$614,860	$1,585,611	$(1,169,400)	$2,420,543

CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$6,423	$128,479	$115,603	$545,483	$(1,453)	$794,535
Property, plant and equipment, net	—	60,657	54,112	2,975	—	117,744
Goodwill	—	29,765	223,506	55,337	—	308,608
Intangibles, net	—	160,198	31,186	48,167	—	239,551
Restricted cash	—	110,471	5,867	200,416	—	316,754
Nuclear decommissioning trust fund	—	—	—	445,989	—	445,989
Long-term deferred costs less current portion	—	—	—	360,185	—	360,185
Investment in subsidiaries	(9,554)	616,038	—	—	(606,484)	—
Intercompany receivable	303,550	—	108,032	1,302	(412,884)	—
Other long term assets	—	10,884	16,450	44,762	—	72,096
Total Assets	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462
Liabilities and Stockholders’ Equity
Intercompany loan payable	$—	$401,015	$—	$—	$(401,015)	$—
Intercompany payable	—	—	1,441	11,869	(13,310)	—
Total current liabilities	—	88,815	67,198	488,779	(12)	644,780
Long-term debt, less current portion	—	601,836	—	196,741	—	798,577
Facility and equipment decontamination and decommissioning liabilities, current portion	—	31,206	39,358	414,883	—	485,447
Unearned revenue, less current portion	—	—	—	366,710	—	366,710
Other liabilities, net	—	3,174	1,051	54,804	—	59,029
Stockholders’ equity	300,419	(9,554)	445,708	170,330	(606,484)	300,419
Noncontrolling interests	—	—	—	500	—	500
Total Liabilities and Equity	$300,419	$1,116,492	$554,756	$1,704,616	$(1,020,821)	$2,655,462

CONSOLIDATING STATEMENT OF CASH FLOW
For The Year Ended December 31, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(43,276)	$(14,779)	$106,447	$10,399	$(32,651)	$26,140
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(884,481)	—	(884,481)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	888,916	—	888,916
Purchases of property, plant and equipment	—	(581)	(14,305)	(313)	—	(15,199)
Proceeds from disposition of property, plant and equipment	—	43	—	6	—	49
Net cash provided by (used in) investing activities	—	(538)	(14,305)	4,128	—	(10,715)
Cash flows from financing activities
Intercompany loans	(18,898)	102,782	(94,641)	—	10,757	—
Investment in subsidiary	55,541	(77,435)	—	—	21,894	—
Repayments of long term debt	—	(87,000)	—	—	—	(87,000)
Restricted cash held as collateral of letter of credit obligations	—	21,000	—	—	—	21,000
Proceeds from revolver credit facility	—	5,000	—	—	—	5,000
Payments on revolver credit facility	—	(5,000)	—	—	—	(5,000)
Debt financing fees	—	(2,710)	—	(1,825)	—	(4,535)
Capital contributions	14,407	—	—	—	—	14,407
Minimum tax withholding on restricted stock awards	(432)	—	—	—	—	(432)
Repurchase of common stock	(7,342)	—	—	—	—	(7,342)
Repayments of capital lease obligations	—	(844)	—	—	—	(844)
Net cash provided by (used in) financing activities	43,276	(44,207)	(94,641)	(1,825)	32,651	(64,746)
Effect of exchange rate on cash	—	—	—	(657)	—	(657)
Net increase (decrease) in cash and cash equivalents	—	(59,524)	(2,499)	12,045	—	(49,978)
Cash and cash equivalents, beginning of period	—	93,080	3,371	37,740	—	134,191
Cash and cash equivalents, end of period	$—	$33,556	$872	$49,785	$—	$84,213

CONSOLIDATING STATEMENT OF CASH FLOW
For The Year Ended December 31, 2012
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$14,994	$56,441	$104,932	$(9,636)	$(99,095)	$67,636
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(877,723)	—	(877,723)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	881,672	—	881,672
Purchases of property, plant and equipment	—	(5,428)	(13,084)	(1,833)	—	(20,345)
Purchases of intangible assets	—	—	(763)	—	—	(763)
Proceeds from disposition of property, plant and equipment	—	—	5,336	—	—	5,336
Net cash provided by (used in) investing activities	—	(5,428)	(8,511)	2,116	—	(11,823)
Cash flows from financing activities
Intercompany loan receivable	(5,963)	31,078	(86,274)	—	61,159	—
Intercompany loan payable	—	103,430	—	—	(103,430)	—
Investment in subsidiary	(10,408)	(92,481)	(6,776)	(31,701)	141,366	—
Dividend: minority interest	—	—	—	(158)	—	(158)
Proceeds from issuance of common stock	1,497	—	—	—	—	1,497
Minimum tax withholding on restricted stock awards	(120)	—	—	—	—	(120)
Repayments of capital lease obligations	—	(654)	—	—	—	(654)
Net cash provided by (used in) financing activities	(14,994)	41,373	(93,050)	(31,859)	99,095	565
Effect of exchange rate on cash	—	—	—	600	—	600
Net increase (decrease) in cash and cash equivalents	—	92,386	3,371	(38,779)	—	56,978
Cash and cash equivalents, beginning of period	—	694	—	76,519	—	77,213
Cash and cash equivalents, end of period	$—	$93,080	$3,371	$37,740	$—	$134,191

CONSOLIDATING STATEMENT OF CASH FLOW
For The Year Ended December 31, 2011
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(244,990)	$(95,711)	$95,135	$47,534	$273,572	$75,540
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(1,072,139)	—	(1,072,139)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	1,076,635	—	1,076,635
Purchases of property, plant and equipment	—	(7,995)	(14,970)	(769)	—	(23,734)
Purchases of intangible assets	—	(610)	—	—	—	(610)
Acquisition of noncontrolling interests in subsidiaries	—	(1,967)	—	(519)	—	(2,486)
Proceeds from disposition of property, plant and equipment	—	—	236	—	—	236
Net cash (used in) provided by investing activities	—	(10,572)	(14,734)	3,208	—	(22,098)
Cash flows from financing activities
Repayments of long-term debt	—	(30,200)	—	—	—	(30,200)
Intercompany loan receivable	(11,676)	(39,088)	(23,060)	—	73,824	—
Intercompany loan payable	—	88,072	(68,389)	—	(19,683)	—
Investment in subsidiary	259,583	73,158	—	—	(332,741)	—
Distributions to noncontrolling interests partners	—	—	—	(4,204)	—	(4,204)
Minimum tax withholding on restricted stock awards	(116)	—	—	—	—	(116)
Proceeds from exercise of stock options	57	—	—	—	—	57
Repayments of capital lease obligations	—	(695)	—	—	—	(695)
Net cash provided by (used in) financing activities	247,848	91,247	(91,449)	(4,204)	(278,600)	(35,158)
Effect of exchange rate on cash	(2,858)	(2,858)	—	(575)	5,028	(1,263)
Net increase (decrease) in cash and cash equivalents	—	(17,894)	(11,048)	45,963	—	17,021
Cash and cash equivalents, beginning of year	—	18,588	11,048	30,556	—	60,192
Cash and cash equivalents, end of year	$—	$694	$—	$76,519	$—	$77,213

Washington River Protection Solutions LLC
Audited Consolidated Financial Statements
For The Years Ended December 31, 2013, 2012 and 2011

Index to Consolidated Financial Statements
Contents
Years Ended December 31, 2013, 2012 and 2011

REPORT OF CLIFTON LARSON ALLEN LPP
INDEPENDENT AUDITORS' REPORT

Board of Managers
Washington River Protection Solutions, LLC
Richland, Washington

We have audited the accompanying financial statements of Washington River Protection Solutions LLC, which comprise the balance sheets as of January 3, 2014 and December 28, 2012, and the related statements of operations and members' capital, and cash flows for each of the years then ended January 3, 2014, December 28, 2012, and December 30, 2011, and the related notes to the financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington River Protection Solutions LLC, as of January 3, 2014 and December 28, 2012, and the results of its operations and its cash flows for the years ended January 3, 2014, December 28, 2012 and December 30, 2011, in accordance with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP
Tri-Cities, Washington
February 6, 2014

WASHINGTON RIVER PROTECTION SOLUTIONS LLC
BALANCE SHEETS

	January 3, 2014	December 28, 2012
ASSETS
CURRENT ASSETS
Cash	$7,960,041	$1,520,470
Accounts Receivable	327,041	245,393
Unbilled Revenue	1,324,153	1,305,000
Prepaid Expense	497,293	153,337
Other Receivables	50,000	50,000
Total Current Assets	10,158,528	3,274,200
Total Assets	$10,158,528	$3,274,200
LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES
Accounts Payable	$226,500	$59,817
Accrued Payroll	300,237	464,205
Accrued Contract Settlement	750,000	—
Total Current Liabilities	1,276,737	524,022
Total Liabilities	1,276,737	524,022
COMMITMENTS AND CONTINGENCIES
MEMBERS' CAPITAL	8,881,791	2,750,178
Total Liabilities and Members' Equity	$10,158,528	$3,274,200

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC
STATEMENTS OF OPERATIONS AND MEMBERS’ CAPITAL

	For The Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
FEE REVENUE	$19,017,855	$23,164,000	$28,250,907
OPERATING EXPENSES
Payroll Expense	2,155,633	3,120,226	2,871,866
Contract Settlement	750,000	—	—
Legal Expenses	436,298	933,600	—
Charitable Contributions	589,359	798,396	999,598
Other	354,952	621,561	749,858
Total Operating Expenses	4,286,242	5,473,783	4,621,322
NET INCOME	14,731,613	17,690,217	23,629,585
Members' Capital—Beginning	2,750,178	2,259,961	5,730,376
Members' Capital—Distributions	(8,600,000)	(17,200,000)	(27,100,000)
MEMBERS' CAPITAL—ENDING	$8,881,791	$2,750,178	$2,259,961

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC
STATEMENTS OF CASH FLOWS

	For The Years Ended
	January 3, 2014	December 28, 2012	December 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,731,613	$17,690,217	$23,629,585
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Accounts Receivable	(81,648)	(26,508)	77,513
Earnings in Excess of Billings	(19,153)	(235,500)	3,866,535
Prepaid Expenses	(343,956)	40,441	(66,652)
Other	—	(50,000)	—
Increase (Decrease) in Current Liabilities:
Accounts Payable	166,683	54,465	2,215
Accrued Contract Settlement	750,000	—	—
Accrued Payroll	(163,968)	54,074	(754,137)
Accrued Expenses	—	(10,269)	10,269
Net Cash Provided by Operating Activities	15,039,571	17,516,920	26,765,328
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions Paid to Members	(8,600,000)	(17,200,000)	(27,100,000)
NET INCREASE IN CASH	6,439,571	316,920	(334,672)
Cash—Beginning of Year	1,520,470	1,203,550	1,538,222
CASH—END OF YEAR	$7,960,041	$1,520,470	$1,203,550

See accompanying Notes to Financial Statements.

WASHINGTON RIVER PROTECTION SOLUTIONS LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Washington River Protection Solutions, LLC (the Company) is a joint venture between two public companies organized for the purpose of eliminating the risk to the environment posed by the Hanford Site by cleaning and disposing of radioactive waste. The Company operates under a contract with the Department of Energy (DOE) which is the source of 100 percent of the Company's revenue for the years ended January 3, 2014, December 28, 2012 and December 30, 2011.
Fiscal Year
The Company's fiscal year is a 52/53 year ended on the Friday closest to December. Fiscal 2013 ended on January 3, 2014, fiscal 2012 ended on December 28, 2012. Fiscal 2011 ended on December 30, 2011. Fiscal year 2013 consisted of 53 weeks while fiscal years 2012 and 2011 consisted of 52 weeks.
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
Accounts Receivable—Related Party
The Company allows certain related parties to utilize their personnel and other resources. The balance in this account relates to the unreimbursed costs for that usage. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance is sufficient to cover both current and anticipated future losses. Uncollectible amounts are charged against the allowance account. Management estimated that no allowance was necessary based upon prior experience and analysis of individual accounts at January 3, 2014 and December 28, 2012.
Revenue Recognition
The Company recognizes revenue using the milestone method on the performance based incentives related to the projects specified in the contract with the DOE. The amount of the performance based incentives vary, depending on whether the Company achieves above-, at-, or below-target results. The Company recognized incentive fee revenues as milestones are achieved. The Company receives payment from the DOE when each project is completed and approved by the DOE. The total of all fee-based payments that can be realized under the five-year term of the contract will ultimately be negotiated through the contract reconciliation process. Prior to that process, that amount was $203.0 million.
The Company does not recognize, as revenue or cost of goods sold, any of the contract costs in these financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Contract costs of approximately $431.0 million, $460.0 million, and $524.0 million were excluded from revenue and cost of goods sold for the years ended January 03, 2014, December 28, 2012, and December 30, 2011, respectively.
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

The Company evaluated its tax positions and determined it has no uncertain tax positions that would materially change the financial statements as of January 3, 2014 and December 28, 2012.
The Company's income tax returns are subject to review and examination by federal, state and local authorities. The tax returns for the years 2011 to 2013 are open to examination by federal and state authorities.
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
Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 6, 2014, the date the financial statements were available to be issued.
NOTE 2 COMMITMENTS AND CONTINGENCIES
On July 10, 2013, Department of Energy, Office of River Protection (ORP) sent a letter to the Company with notice of intent to disallow costs associated with the Tank Operations Contract true-up change proposals. In a response letter sent by the Company, dated October 10, 2013, the Company reaffirmed its position that costs associated with the preparation of the Contract true-up change proposals are reasonable and allowable as judged by the facts presented in a prior submission, but also offered an elective payment of $750,000, which has been accrued as of January 03, 2014, to facilitate an early resolution to the matter. While the Company believes it has meritorious defenses against the disallowance of the cost, the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of up to $5.65 million in excess of the amount accrued.
The Company is involved in other claims arising in the ordinary course of business. Although it is not possible to predict the outcome of these matters, it is management’s opinion that the outcome will not have a material effect on the results of operations or cash flows of the Company.