Form 10-Q
period 2014-03-31
EnergySolutions, Inc.
filed 2014-05-15
CIK 1393744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there were 100 shares of the registrant’s common stock outstanding all of which were owned by Rockwell Holdco, Inc. the registrant’s parent holding company. The registrant’s common stock is not publicly traded.

ENERGYSOLUTIONS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Three Month Period Ended March 31, 2014

PART I
Item 1.  Financial Statements
EnergySolutions, Inc.
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(in thousands of dollars, except share information)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,579	$84,213
Accounts receivable, net of allowance for doubtful accounts	340,538	287,438
Costs and estimated earnings in excess of billings on uncompleted contracts	75,269	85,965
Prepaid expenses	9,977	10,157
Nuclear decommissioning trust fund investments, current portion	110,359	112,475
Deferred costs, current portion	101,192	91,841
Other current assets	5,628	5,711
Total current assets	708,542	677,800
Property, plant and equipment, net	131,665	114,476
Goodwill	266,247	309,508
Other intangible assets, net	180,321	214,361
Nuclear decommissioning trust fund investments	312,132	330,442
Restricted cash and decontamination and decommissioning deposits	205,830	293,896
Deferred costs	241,029	270,039
Deferred income taxes	28,023	29,707
Other noncurrent assets	177,905	180,314
Total assets	$2,251,694	$2,420,543
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$65,000
Accounts payable	152,065	145,857
Accrued expenses and other current liabilities	270,388	208,177
Deferred income taxes	29,085	30,363
Facility and equipment decontamination and decommissioning liabilities, current portion	97,681	98,175
Unearned revenue, current portion	135,164	118,465
Total current liabilities	684,383	666,037
Long-term debt, less current portion	646,430	666,814
Pension liability	120,820	111,644
Facility and equipment decontamination and decommissioning liabilities	352,089	378,389
Deferred income taxes	—	12,497
Unearned revenue, less current portion	243,803	272,940
Other noncurrent liabilities	32,279	44,007
Total liabilities	2,079,804	2,152,328
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 100 shares authorized as of March 31, 2014 and December 31, 2013, respectively, and 100 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	536,361	535,288
Accumulated other comprehensive loss	(22,163)	(22,877)
Accumulated deficit	(342,795)	(244,684)
Total EnergySolutions stockholders’ equity	171,403	267,727
Noncontrolling interests	487	488
Total equity	171,890	268,215
Total liabilities and stockholders’ equity	$2,251,694	$2,420,543
See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Month Periods Ended March 31, 2014 and 2013

(in thousands of dollars)

(unaudited)

	Three Month Periods Ended
	March 31,
	2014	2013
Revenue	$476,793	$526,208
Cost of revenue	(432,770)	(479,788)
Gross profit	44,023	46,420
Selling, general and administrative expenses	(30,882)	(32,221)
Impairment of goodwill and other intangible assets	(102,324)	—
Equity in income of unconsolidated joint ventures	292	676
Income (loss) from operations	(88,891)	14,875
Interest expense	(21,356)	(18,645)
Other income, net	11,618	2,111
Loss before income taxes and noncontrolling interests	(98,629)	(1,659)
Income tax benefit (expense)	517	(6,539)
Net loss	(98,112)	(8,198)
Less: Net (income) loss attributable to noncontrolling interests	1	(2)
Net loss attributable to EnergySolutions	$(98,111)	$(8,200)

Other comprehensive income (loss):
Net loss	$(98,112)	$(8,198)
Foreign currency translation adjustments, net of taxes	840	(8,687)
Change in unrecognized actuarial loss	(126)	(478)
Other comprehensive loss, net of taxes	(97,398)	(17,363)
Less: net (income) loss attributable to noncontrolling interests	1	(2)
Comprehensive loss attributable to EnergySolutions	$(97,397)	$(17,365)

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.
 Condensed Consolidated Statement of Changes in Stockholders’ Equity
 Three Month Period Ended March 31, 2014
 (in thousands of dollars, except share information)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance at December 31, 2013	100	$—	$535,288	$(22,877)	$(244,684)	$488	$268,215
Net loss	—	—	—	—	(98,111)	(1)	(98,112)
Equity-based compensation	—	—	1,073	—	—	—	1,073
Change in unrecognized actuarial loss	—	—	—	(126)	—	—	(126)
Foreign currency translation, net of taxes	—	—	—	840	—	—	840
Balance at March 31, 2014	100	$—	$536,361	$(22,163)	$(342,795)	$487	$171,890

See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.
Condensed Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, 2014 and 2013
 (in thousands of dollars)
(unaudited)

	Three Month Periods Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(98,112)	$(8,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	16,706	17,400
Equity-based compensation expense	1,073	(342)
Deferred income taxes	(10,963)	(1,187)
Amortization of debt financing fees and debt discount	4,415	1,801
Impairment of goodwill and other intangible assets	102,324	—
Gain on disposal of property, plant and equipment	(46)	—
Realized and unrealized gains on nuclear decommissioning trust fund investments	(13,155)	(5,354)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(45,820)	(102,815)
Costs and estimated earnings in excess of billings on uncompleted contracts	14,094	3,704
Prepaid expenses and other current assets	(161)	6,543
Accounts payable	1,643	761
Accrued expenses and other current liabilities	32,386	69,911
Unearned revenue	(14,161)	(29,708)
Facility and equipment decontamination and decommissioning liabilities	(41,206)	(41,384)
Restricted cash and decontamination and decommissioning deposits	385	791
Nuclear decommissioning trust fund	32,938	38,289
Deferred costs	19,686	30,237
Other noncurrent assets	3,364	(8,033)
Other noncurrent liabilities	(3,555)	7,258
Net cash provided by (used in) operating activities	1,835	(20,326)
Cash flows from investing activities
Purchase of nuclear decommissioning trust fund investments	(135,712)	(188,286)
Proceeds from sales of nuclear decommissioning trust fund investments	136,745	189,367
Acquisition of business, net of cash acquired	(20,996)	—
Purchases of property, plant and equipment	(1,158)	(3,082)
Proceeds from disposition of property, plant and equipment	66	—
Net cash used in investing activities	(21,055)	(2,001)
Cash flows from financing activities
Repayments of long-term debt	(87,000)	(16,592)
Restricted cash held as collateral of letter of credit obligations	87,681	—
Minimum tax withholding on restricted stock awards	—	(431)
Repayments of capital lease obligations	(208)	(211)
Debt financing fees	—	(3,160)
Net cash provided by (used in) financing activities	473	(20,394)
Effect of exchange rate on cash	113	(1,045)
Net decrease in cash and cash equivalents	(18,634)	(43,766)
Cash and cash equivalents, beginning of period	84,213	134,191
Cash and cash equivalents, end of period	$65,579	$90,425
 See accompanying notes to condensed consolidated financial statements.

EnergySolutions, Inc.

Notes to Condensed Consolidated Financial Statements

(1) Description of Business

EnergySolutions, Inc. ("we," "our," "EnergySolutions" or the "Company") provides a broad range of services nationally and internationally. Our broad range of nuclear services includes engineering, in-plant support services, spent nuclear fuel management, decontamination and decommissioning ("D&D") services, operation of nuclear reactors, comprehensive long-term stewardship D&D work for shut-down nuclear power plants, logistics, transportation, processing and LLRW disposal. We derive almost 100% of our revenue from the provision of nuclear services. We operate facilities for the processing and disposal of radioactive materials, including one facility in Clive, Utah, our four facilities in Tennessee, or our two facilities in Barnwell, South Carolina and one facility in Brampton, Ontario, Canada. We also provide turn-key services and sub-contract services for the treatment, processing, storage and disposal of radioactive waste from nuclear sites and non-nuclear facilities.
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

(2) Business Combinations

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

We refer to the acquisition of EnergySolutions by Rockwell as the "Merger Transaction". The following events describe the transactions that occurred in connection with the Merger Transaction:

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

•
EnergySolutions incurred $49.2 million of Merger Transaction related expenses which were funded by both, the Company and the Parent. These expenses were comprised primarily of employee incentive compensation and related payroll taxes of $26.9 million, professional fees of $13.4 million, lead arranger banker fees of $6.9 million and D&O run out insurance cost of $2.0 million. These expenses were included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue and SG&A expenses.

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

On March 4, 2014, we acquired Studsvik, Inc.'s Tennessee radioactive waste processing facilities located in Erwin and Memphis, Tennessee, the exclusive rights to use Studsvik's patented Thermal Organic Reduction ("THOR") technology, in the commercial North America markets and China, and the remaining equity interest in the SempraSafe LLC, joint venture, in which the Company previously owned an equity interest of 49.0%. Studsvik will retain patents and rights for THOR in other markets. The aggregate purchase price for the acquisition was $22.5 million. For the three month period ended March 31, 2014, we incurred $0.4 million in acquisition costs which are included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue and SG&A expenses.

The table below presents the preliminary allocation to the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date (in thousands):

Cash	$1,461
Accounts receivables	5,123
Costs and estimated earnings in excess of billings on uncompleted contracts	3,152
Other current assets	1,065
Intangible assets	9,011
Property, plant and equipment	20,595
Accounts payable	(3,419)
Accrued expenses and other current liabilities	(4,047)
Unearned revenue	(1,718)
Asset retirement obligations	(8,766)
Total purchase price allocated	$22,457

The acquisition was accounted for by using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the acquisition, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs. Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results. The assets acquired and liabilities assumed in connection with the acquisition were allocated to the LP&D group.

We have engaged an independent third party valuation firm to complete a business appraisal on the assets and the THOR technology acquired from Studsvik. Our preliminary purchase price allocation may differ from their results and as such adjustments may be required. A decrease in the preliminary fair market value of these assets may result in recognition of goodwill in future periods.

(3) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").

In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

(4) Recent Accounting Pronouncements

Accounting Pronouncements Issued

New accounting pronouncements implemented by the Company during the three month period ended March 31, 2014 or requiring implementation in future periods are discussed below or elsewhere in the notes, where appropriate.

In April 2014, the Financial Accounting Standard Board (the "FASB") issued guidance related to presentation of financial statements (Topic 205) and property, plant, and equipment (Topic 360): reporting of discontinued operations and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. An entity is required to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing non cash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal, including the amount of cash flows to and from a discontinued operation. This guidance is effective in the first quarter of 2015 and early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and disclosures.

In July 2013, the FASB issued guidance related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance eliminates diversity in practice for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued guidance related to foreign currency matters. The standard update addresses the accounting for the release of cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a business unit or a group of assets that do not produce a profit within a foreign entity. Under such circumstances, a parent company is required to release any related currency adjustments to earnings. The currency adjustment is released into earnings only if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in question. The standard update is effective for interim and annual reporting periods beginning after December 15, 2013. We adopted this guidance during the first quarter of fiscal year 2014. (See note 14 for our assessment of the impact of adopting this guidance).

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

NDT fund investments consisted of the following (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Assets
Receivables for securities sold	$5,218	$—	$—	$5,218	$4,568	$—	$—	$4,568
Investments
Corporate debt securities	167,594	9,279	(518)	176,355	201,377	8,050	(2,352)	207,075
Equity securities	200	14	—	214	400	13	—	413
Direct lending securities	138,436	10,420	(2,479)	146,377	134,161	11,476	(3,387)	142,250
Debt securities issued by states of the U.S.	20,660	1,121	(120)	21,661	23,725	761	(468)	24,018
Cash and cash equivalents	49,390	—	—	49,390	29,686	—	—	29,686
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	24,377	512	(317)	24,572	35,685	77	(855)	34,907
Total investments	400,657	21,346	(3,434)	418,569	425,034	20,377	(7,062)	438,349
Total assets	405,875	21,346	(3,434)	423,787	429,602	20,377	(7,062)	442,917
Liabilities
Payable for securities purchased	(1,296)	—	—	(1,296)	—	—	—	—
Total liabilities	(1,296)	—	—	(1,296)	—	—	—	—
Net assets held by the NDT fund	$404,579	$21,346	$(3,434)	422,491	$429,602	$20,377	$(7,062)	442,917
Less: current portion				(110,359)				(112,475)
Long-term investments				$312,132				$330,442

Investments held by the NDT fund, net, totaled $422.5 million and $442.9 million as of March 31, 2014 and December 31, 2013, respectively, and are included in current and other long-term assets in the accompanying condensed consolidated balance sheets, depending on the expected timing of usage of funds. We have withdrawn from the NDT fund approximately $32.9 million and $38.3 million for three month periods ended March 31, 2014 and 2013, respectively, to pay for Zion Station D&D project expenses and estimated trust income taxes. In addition, we paid fees associated with the management of the NDT fund investments of approximately $1.0 million and $1.1 million, respectively. These fees are included in other income, net, in the condensed consolidated statements of operations and comprehensive income (loss).

We record changes to the fair value of the NDT fund investments as unrealized gains or losses. For the three month periods ended March 31, 2014 and 2013, we recorded $4.6 million of unrealized gains and $6.0 million of unrealized losses, respectively. Investment income related to sales of investments, dividends and interest payments received from investments held by the NDT fund are recorded as realized gains or losses. For the three month periods ended March 31, 2014 and 2013, we recorded $8.5 million and $11.3 million, of realized gains, respectively. Both, unrealized and realized gains and losses on the NDT fund investments are included in other income, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The fair market value of our term loan is estimated utilizing market quotations for debt that have quoted prices in active markets. Since our term loan does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities and is categorized as Level 2. The fair value of our term loan is calculated by taking the mid-point of the trading prices and multiplying it by the outstanding principal balance of our term loan. The fair market value of our term loan was approximately $356.1 million as of March 31, 2014 and $444.4 million as of December 31, 2013. The carrying value of our term loan was $353.0 million as of March 31, 2014 and $440.0 million as of December 31, 2013.

In the case of our senior notes, we estimate fair value based on quoted market prices from active markets as they are publicly traded and are categorized as Level 1. As of March 31, 2014 and December 31, 2013, we had outstanding senior notes obligations with a carrying amount of $300.0 million and $300.0 million, respectively, with a fair market value of approximately $317.8 million as of March 31, 2014 and $320.2 million as of December 31, 2013.

The following table presents the NDT fund investments measured at fair value (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Investments at Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (revised)
Assets
Receivables for securities sold	$5,218	$5,218	$—	$—	$4,568	$4,568	$—	$—
Investments
Cash and cash equivalents	49,390	49,390	—	—	29,686	29,686	—	—
Fixed income securities(1)	222,588	24,572	198,016	—	266,000	34,907	231,093	—
Equity securities(2)	214	214	—	—	413	413	—	—
Direct lending securities(3)	146,377	—	—	146,377	142,250	—	—	142,250
Total investments	418,569	74,176	198,016	146,377	438,349	65,006	231,093	142,250
Total assets	423,787	79,394	198,016	146,377	442,917	69,574	231,093	142,250
Liabilities
Payable for securities purchased	(1,296)	(1,296)	—	—	—	—	—	—
Total liabilities	(1,296)	(1,296)	—	—	—	—	—	—
Net assets held by the NDT fund	$422,491	$78,098	$198,016	$146,377	$442,917	$69,574	$231,093	$142,250
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

The following table presents the roll forward for Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

Direct Lending Securities	March 31, 2014	March 31, 2013
Beginning balance	$142,250	$102,443
Purchases and issuances	17,074	17,351
Sales, dispositions and settlements	(12,802)	(5,094)
Realized gains and losses	4	46
Change in unrealized gains and losses	(149)	3,112
Ending balance	$146,377	$117,858

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

On March 4, 2014, we acquired from Studsvik Inc., the remaining equity interest in the SempraSafe LLC, joint venture, in which the Company previously owned an equity interest of 49.0%. As such, we discontinued the use of the equity method on the acquisition date and have since consolidated SempraSafe LLC's results of operations.

For the three month period ended March 31, 2014, we performed an assessment on all of our other joint ventures and concluded that no other unconsolidated joint ventures should be consolidated and that no other consolidated joint ventures should be deconsolidated.

The table below presents unaudited financial information, for our unconsolidated joint ventures (in thousands):

	As of	As of
	March 31, 2014	December 31, 2013
Current assets	$51,023	$55,229
Current liabilities	30,905	30,606

	For The Three Month
	Period Ended
	March 31,
	2014	2013
Revenue	$32,493	$26,506
Gross profit	1,196	2,566
Net income	1,086	2,275
Net income attributable to EnergySolutions	292	676

As of March 31, 2014 and December 31, 2013, we had investments in unconsolidated joint ventures of $6.5 million and $6.1 million, respectively, which are included in other long term assets in the condensed consolidated balance sheets.We received $2.2 million and $0 million in cash dividend distributions from our unconsolidated joint ventures for the three month periods ended March 31, 2014 and 2013, respectively.

(8) Goodwill

The following summary sets forth the changes in goodwill for the three months period ended March 31, 2014 (in thousands):

	Gross Carrying Amount	Foreign Currency Translation	Accumulated Impairment Losses	Total Goodwill
Beginning Balance at December 31, 2013	$526,334	$(7,826)	$(209,000)	$309,508
Acquisitions	—	—	—	—
Impairment	—	7,236	(50,668)	(43,432)
Translation adjustments	—	171	—	171
Ending balance at March 31, 2014	$526,334	$(419)	$(259,668)	$266,247

The Company performs its annual goodwill impairment test in accordance with authoritative guidance for accounting for Goodwill and Other Intangible Assets, during the second quarter of each fiscal year, or more often when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. For impairment analysis, we allocate goodwill at the reporting unit level. In determining our reporting units, we considered how the business is managed at the segment operating level, the financial information available to management to operate the business, and how the business leaders make decisions on allocation of resources and performance assessment of the Company. Our reporting units are: Projects, Products, LP&D and International.

On March 31, 2014, the NDA announced that our team was not selected as the preferred bidder to manage the D&D of the Magnox sites for the next contract period. This event prompted us to perform an interim evaluation of our goodwill related to our international operations in the U.K. We determined that the fair value of our International reporting unit was below its carrying value and as such recorded a $50.9 million non cash impairment charge, of which $7.4 million relates to AOCIL resulting from foreign currency translation adjustments made since the acquisition date in June 2007. We measured the fair value of the International reporting unit by using management's business plans and projections as the basis for expected cash flows for the next five years, a 2.5% estimated residual growth rate for future years and a 17% weighted average discount rate. This non-cash charge reduced goodwill recorded in connection with previous acquisitions and did not impact our cash position, operating cash flow or debt covenants.

(9) Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Permits	$243,173	$(88,714)	15.6 years	$243,173	$(86,263)	15.8 years
Customer relationships	124,866	(110,848)	3.1 years	161,903	(107,718)	4.8 years
Technology and other	24,501	(12,657)	5.8 years	15,490	(12,224)	2.1 years
Total amortizable intangibles	$392,540	$(212,219)	13.6 years	$420,566	$(206,205)	12.8 years

All of our other intangible assets are subject to amortization. Amortization expense was $6.6 million and $6.4 million for the three month periods ended March 31, 2014 and 2013, respectively. Amortization expense is included in cost of revenue and SG&A expenses within the condensed consolidated statement of operations and comprehensive income (loss).

In connection with the performance of our goodwill impairment analysis for the International reporting unit, with respect to the Magnox contract loss, we determined that an indicator of impairment also existed with regard to the customer relationship intangible asset and initiated an evaluation in accordance with applicable accounting guidance. As of March 31, 2014, we had recorded a $39.8 million customer relationship intangible asset related this reporting unit. Based upon our analysis, we determined that the fair value of the customer relationship intangible asset was below its carrying value and as such recorded a non cash impairment charge of $36.7 million. We also recorded a loss of approximately $18.0 million of related AOCIL resulting from foreign currency translation adjustments made since the acquisition date in June 2007. Both charges are included in net income from operations within the condensed consolidated statement of operations and comprehensive income (loss).

(10) Long-Term Debt

Our outstanding long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Term loan facilities due through 2016(1)(2)	$353,000	$440,000
Term loan unamortized discount	(4,013)	(5,519)
Senior notes, 10.75% due through 2018	300,000	300,000
Senior notes unamortized discount	(2,557)	(2,667)
Revolving credit facility (3)	—	—
Total debt	646,430	731,814
Less: current portion	—	(65,000)
Total long-term debt	$646,430	$666,814
______________________________

(1)
The variable interest rate on borrowings under our senior secured credit facility was 6.75% and 7.25% as of March 31, 2014, and December 31, 2013, respectively. Borrowings under the senior secured credit facility bear interest at a rate equal to Adjusted LIBOR plus 5.00% or ABR plus 4.00% in the case of the senior secured term loan; and Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the senior secured revolving credit facility.

(2)
$202.2 million and $289.7 million of the term loan balances, for each of the periods ended March 31, 2014 and December 31, 2013, respectively, was held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit.

(3)
Includes a senior secured revolving credit facility due with availability of $105.0 million, of which $65.5 million was used to fund letters of credit issued as of March 31, 2014, with the balance being payable on August 13, 2015.

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5%, with the balance being payable on August 13, 2016.

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Second Loan Amendment"), which became effective on May 24, 2013 upon the consummation of the Merger. Pursuant to the Second Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loan is refinanced prior to the date that is one year following the execution date of the Second Loan Amendment.

On October 11, 2013, we entered into Amendment No. 3 to the Credit Agreement (the "Third Loan Amendment"), which extended the mandatory debt prepayment deadline on our collective senior debt to 270 days after the Third Loan Amendment's effective date of October 15, 2013, and increased the applicable margin for our senior secured term loan and revolving credit facility by 0.50% until we reduce the aggregate outstanding amount of senior secured term loan under the amended senior secured credit facility and our 10.75% Senior Notes due 2018 to $675.0 million or less. During the first quarter of 2014, we made principal debt repayments totaling $87.0 million, with funds released from our restricted cash escrow account, bringing the aggregate outstanding principal balance of our debt down to $653.0 million. As a result, as of March 21, 2014, we have met the requirements of the Third Loan Amendment and the interest rates on the senior secured term loan and revolving credit facility decreased by 0.50%.

During 2013, in connection with the execution of amendments to our senior secured credit facility, we paid to our lenders $7.6 million in consent fees, of which $3.2 million was recorded during the three month period ended March 31, 2013. All consent fees were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of March 31, 2014. Parent contributed $3.1 million to fund the payment of these consent fees in 2013. During 2013, we also paid $8.0 million of lead arranger banker fees, of which $2.7 million was recorded during the three month period ended March 31, 2013, and were included in other income, net, within the condensed consolidated statement of operations and comprehensive income (loss). Parent contributed $4.3 million to fund the payment of these lead arranger banker fees in 2013.

Covenants

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. We are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending March 31, 2014, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended March 31, 2014 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2014, our total leverage and cash interest coverage ratios were 2.96 and 2.41, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2014 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2014 were $1.2 million. As of March 31, 2014, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $422.5 million as of March 31, 2014, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

Senior Notes

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

During the three month periods ended March 31, 2014 and 2013, we made cash interest payments totaling $23.6 million and $25.2 million, respectively, related to our outstanding debt obligations as of those dates.

(11) Facility and Equipment Decontamination and Decommissioning

Our facility and equipment D&D liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Facilities and equipment ARO—Zion Station	$374,848	$409,190
Facilities and equipment ARO—Clive, UT	27,585	28,106
Facilities and equipment ARO—other	44,091	35,446
Total facilities and equipment ARO	446,524	472,742
Barnwell Closure	3,246	3,822
	449,770	476,564
Less: current portion	(97,681)	(98,175)
	$352,089	$378,389

We recognize asset retirement obligations ("AROs") when we have a legal obligation to perform D&D and removal activities upon retirement of an asset. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset, in the case of all our AROs except the Zion Station ARO. Our ARO is based on a cost estimate for a third party to perform the D&D work. This estimate is inflated, using an inflation rate, to the expected time at which the D&D activity will occur, and then discounted back, using our credit adjusted risk free rate, to the present value.

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
The following is a roll forward of our facilities and equipment ARO liabilities (in thousands):

March 31, 2014
Beginning Balance as of January 1	$472,742
Liabilities incurred(1)	8,766
Liabilities settled	(40,552)
Accretion expense	5,568
ARO estimate adjustments	—
Ending liability	$446,524
_____________________________
(1) Represents ARO liabilities related to the acquisition of Studsvik, Inc.'s Tennessee processing facilities located in Erwin and Memphis, Tennessee.

Accretion expense represents adjustment to the ARO to reflect the passage of time. Accretion expense for three month periods ended March 31, 2014 and 2013, was $5.6 million and $6.6 million, respectively, and is included within cost of revenue in our condensed consolidated statements of operations and comprehensive income (loss).

Our processing and disposal facilities operate under licenses and permits that require financial assurance for landfill closure, post-closure and remediation obligations. We provide for these requirements through a combination of restricted cash, cash deposits, escrow accounts, letters of credit, surety bonds and/or insurance policies.We also have funds held in trusts for completion of various site clean-up projects. As of March 31, 2014 and December 31, 2013, the closure and post-closure state regulatory requirements for our facilities were $141.9 million and $142.5 million, respectively. These assurance mechanisms do not extinguish our D&D liabilities.

In connection with the execution of the Exelon Agreements, and in fulfillment of NRC regulations, we secured a $200.0 million letter of credit facility to further support the D&D activities at Zion Station. This letter of credit is fully collateralized with cash held in a restricted cash escrow account.

(12) Equity-Based Compensation

On May 24, 2013, the board of directors and stockholders of Parent approved the Stock Option Plan of Rockwell Holdco, Inc. (the "Rockwell Plan"), pursuant to which stock options may be granted to the employees, consultants, non-employee directors of Parent or its subsidiaries. Under the Rockwell Plan, 36,087 shares of Parent common stock have been reserved for issuance. Any option granted under the Rockwell Plan will be subject to terms and conditions contained in a written stock option agreement, and any shares of Parent common stock received upon exercise of an option under the Rockwell Plan will be subject to Parent’s Stockholders Agreement. The board of directors of Parent administers the Rockwell Plan and may amend, suspend or terminate the Rockwell Plan at any time.

As of March 31, 2014, 34,867 options had been issued under the Rockwell Plan to employees of the Company. Our estimates of fair value for the stock options were made using the Black‑Scholes model based upon the fair value of the stock price on the date of grant, volatility of 72.2%, risk-free interest rate of 1.39% per year and expected life of 6.5 years. We are currently using the simplified method to calculate expected life, which is based on the average term of the options and the weighted‑average graded vesting period because we do not have sufficient exercise history to calculate an expected holding period. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant.
In connection with our initial public offering, we adopted the EnergySolutions, Inc. 2007 Equity Incentive Plan (the "former Plan"). The former Plan had 10,440,000 shares reserved for issuance of stock options, restricted stock and other equity based awards to directors, officers, employees and consultants. No shares from the former Plan were granted during 2013.
We recognize equity based compensation expense over the instruments' vesting periods based on the instruments' fair values on the measurement date, in SG&A expenses in the condensed consolidated statements of operations and comprehensive income (loss). We recorded $1.1 million and negative $0.3 million of stock based compensation expense for the three month periods ended March 31, 2014, and 2013, respectively. As of March 31, 2014, we had $18.7 million of unrecognized compensation expense related to outstanding stock options, which will be recognized over a weighted-average period of 4.2 years.
We also had a phantom stock plan that provided cash or stock award based on the value of a number of shares to be paid out at the end of a specified period of time at the Company’s closing stock price on the vesting date. For the three month periods ended March 31, 2014 and 2013, we recorded $0 million and $1.6 million, respectively, of compensation expense related to these awards.
On May 24, 2013, as a result of the completion of the Merger, a change in control occurred that resulted in immediate vesting of all outstanding share-based awards. The acceleration in vesting resulted from a preexisting change in control provision included in the terms of the awards issued under the former Plan. Both, the former Plan and the phantom stock plan were terminated on May 24, 2013. As such, we had no outstanding liabilities related to these plans as of March 31, 2014 or December 31, 2013.
(13) Income Taxes

We recognized income tax benefit of $0.5 million and an income tax expense of $6.5 million for the three month periods ended March 31, 2014 and 2013, respectively, for year-to-date effective rates of negative 0.5% and negative 393.6%, respectively, based on an estimated annual effective tax rate method. The income tax benefit arises from income tax expense for certain entities in the U.K. and for the Zion NDT fund offset by a discrete benefit in the quarter related to other entities in the U.K. No benefits from losses in the U.S. are available to offset tax expense due to the full valuation allowance position.

The 2014 effective tax rate differs from the statutory rate of 35% primarily as a result of the small amount of net tax benefit from the U.K. and Zion NDT fund relative to consolidated pretax book losses. The consolidated pretax book losses include large impairment charges in the U.K. for which no benefit is recorded as these amounts are not deductible for income tax purposes. The net income tax benefit for the quarter also includes a discrete benefit of approximately $2.0 million for the release of the valuation allowance against net operating loss deferred tax assets recorded in prior years for certain entities in the U.K. Recently enacted regulations allow the net operating losses of certain U.K. entities, previously subject to a full valuation allowance, to offset the taxable income of other U.K. entities. The realization of the deferred tax asset allowed the valuation allowance to be reversed in the current quarter.

The 2013 negative effective tax rate differs from the statutory rate of 35% primarily as a result of the combination of income tax expense and pretax book losses. Income tax expense arises from income in certain jurisdictions in the U.K. and for the Zion NDT fund. No benefits from losses in the U.S. and other jurisdictions in the U.K. are available to offset tax expense due to their respective full valuation allowance positions. During the three month period ended March 31, 2013, an extension of the research and development credit in the U.S. was signed into law. While the Company fully intends to take advantage of the research and development credit for the 2012 and 2013 tax years, no benefit has been recorded in the financial statements due to the full valuation allowance position in the U.S.

During the first quarter of 2014, the Company received a dividend from the U.K. operations of approximately $29.7 million. As of March 1, 2014, we have approximately $68.0 million of undistributed earnings of non-U.S. operations.

During the three month periods ended March 31, 2014 and 2013, we made income tax payments, net of income tax refunds, of $2.6 million and $0.9 million, respectively.

As of March 31, 2014 and December 31, 2013, we had $0.1 million and $0.1 million, respectively, of gross unrecognized tax benefits. These tax benefits were accounted for under guidance for accounting for uncertainties in income taxes.

(14) Segment Reporting and Business Concentrations

During the fourth quarter of 2013, we streamlined our business groups to enable us to evaluate and oversee strategic initiatives more efficiently and to improve future growth and profitability. We report our results through four major operating segments: Projects, Products, LP&D and International. The chief operating decision maker now reviews the operating results of the four new segments.

Certain reclassifications have been made to the segment information reported for prior periods, to conform to current year presentation.

Our International operations derive revenue primarily through a contract with the NDA in the U.K. for the D&D of its ten Magnox nuclear power plant sites. We have exclusively managed the D&D of the Magnox sites for the NDA since June 2007. The operations for this contract are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in accumulated other comprehensive income (loss) (“AOCIL”) and are included as a component of comprehensive income.

On March 31, 2014, the NDA announced that our team was not selected as the preferred bidder to manage the D&D of the Magnox sites for the next contract period. As a result, the Company determined that the fair value of the related reporting unit was below its carrying value and as such recorded an impairment of goodwill and intangible assets in the amount of $102.3 million of which $22.2 million relates to AOCIL associated to those assets. The impairment charge is included in net income from operations within the condensed consolidated statement of operations and comprehensive income (loss).

On September 1, 2014, after a five month transition period, the Company will no longer hold the shares of the parent body organization owning the Magnox contract. On this date and in accordance with topic 830-40-10 Derecognition of Cumulative Translation Adjustments upon Loss of Ownership Interest in a Foreign Entity, the Company will derecognize the AOCIL as a component of comprehensive income against the accrued impairment. On this date and in accordance with topic 810-10-40 Derecognition of a Group of Assets, the Company will also deconsolidate the Magnox entity. As of March 31, 2014, the Company held $380.7 million and $388.0 million in total assets and liabilities, respectively, related to that entity. For the three month periods ended March 31, 2014 and 2013, we recognized $318.0 million and $376.3 million, respectively, of revenues related to that entity.

The following table presents the segment information by operating group (in thousands):

	As of and for the Three Month Period Ended March 31, 2014
	Projects	Products	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(2)	$62,104	$42,175	$51,357	$321,157	$—	$476,793
Income (loss) from operations(2)(3)(7)	2,856	9,547	7,407	(93,580)	(15,121)	(88,891)
Depreciation, amortization and accretion expense(4)	5,555	520	7,805	1,978	848	16,706
Goodwill	40,236	17,951	208,060	—	—	266,247
Other long-lived assets(5)	15,453	15,635	262,796	3,727	14,375	311,986
Purchases of property, plant and equipment	—	—	757	—	401	1,158
Total assets(6)	1,080,881	65,265	543,107	458,918	103,523	2,251,694

	As of and for the Three Month Period ended March 31, 2013
	Projects	Products	LP&D	International	Corporate Unallocated Items	Consolidated
Revenue from external customers(1)(2)	$76,916	$21,297	$46,808	$381,187	$—	$526,208
Income (loss) from operations(2)(3)	4,584	3,791	6,683	16,919	(17,102)	14,875
Depreciation, amortization and accretion expense(4)	6,659	513	7,385	1,898	945	17,400
Goodwill	40,236	17,951	208,096	39,149	—	305,432
Other long-lived assets(5)	17,023	17,178	254,754	44,499	13,230	346,684
Purchases of property, plant and equipment	—	50	2,766	5	261	3,082
Total assets(6)	1,367,047	59,739	633,854	472,173	84,703	2,617,516
______________________

(1)
We eliminate intersegment revenue in consolidation. Intersegment revenue for the three month periods ended March 31, 2014, and 2013 was $0.7 million and $5.5 million, respectively. Revenue by segment represent revenue earned based on third-party billings to customers.

(2)
Results of our operations for services provided to our customers in Asia and Europe are included in our Products Group, and for services provided in Canada are included in our LP&D and Projects Groups.

(3)
For the three month periods ended March 31, 2014, and 2013, we recorded $0.3 million and $0.7 million, respectively of income from our unconsolidated joint ventures of which $0.1million and $0.2 million, respectively, of losses are attributable to LP&D operations; and $0.4 million and $0.9 million, respectively, of income is attributable to the Projects Group.

(4)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the three month periods ended March 31, 2014, and 2013 were $11.5 million and $12.1 million, respectively. DA&A expenses included in SG&A for the three month periods ended March 31, 2014, and 2013, were $5.2 million and $5.3 million, respectively.

(5)	Other long-lived assets include property, plant and equipment and other intangible assets.

(6)
Corporate unallocated assets relate primarily to income tax receivables, deferred tax assets, deferred financing costs, prepaid expenses, and property, plant and equipment that benefit the entire Company and cash.

(7)
Losses from our International operations for the three month period ended March 31, 2014, included a $102.3 million non cash impairment charge related to Goodwill and the customer relationship intangible assets associated to the Magnox contract.

(15) Pension Plans

Net periodic benefit costs related to the Magnox pension plan consisted of the following (in thousands):

	For The Three Month
	Period Ended
	March 31,
	2014	2013
Service cost	$16,552	$14,216
Interest cost	45,559	38,726
Expected return on plan assets	(54,084)	(45,290)
Net actuarial loss	83	78
Total net periodic benefit costs	$8,110	$7,730

(16) Restructuring

In 2012, we initiated a restructuring plan (the "Restructuring Plan") to reduce operating costs and improve profitability within our operations in the U.S. Under the Restructuring Plan, we reduced our facility footprint and implemented a reduction of force across multiple business segments and functions.

During 2012, in connection with the plan, we recorded restructuring charges related to severance and employee termination benefits. In February 2013, we announced that we had substantially completed the Restructuring Plan. The corresponding liabilities as of March 31, 2014 and December 31, 2013 were $0.6 million and $1.1 million, respectively, and are included in accrued expenses and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets. The remaining unpaid termination benefits are expected to be paid within the next six months.

We also recorded restructuring charges associated with lease and contract terminations. The corresponding accrued liabilities as of March 31, 2014 and December 31, 2013 were $9.1 million and $9.5 million, respectively, of which $7.0 million and $7.3 million, respectively, were included in other long term liabilities in the condensed consolidated balance sheets. For the three month periods ended March 31, 2014 and 2013, we recognized $0 million and $1.8 million, respectively, in restructuring charges associated with lease contract terminations. These charges are included in the condensed consolidated statements of operations and comprehensive income (loss) under cost of revenue related to our LP&D operations. In determining facilities lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. Adjustments to this accrual may be required in future periods if events and circumstances change.

                                                In 2009, we started an initial organizational review of our Magnox sites and identified an opportunity to reduce the existing workforce, primarily at three sites at which decommissioning was relatively close to completion with only a few projects remaining. The termination plan was presented in two phases and was approved by the NDA. As a result of overstaffing at the Magnox sites, approximately 300 employees left us on a voluntary basis. For the three month period ended March 31, 2013, we recognized an additional $55.6 million of expected employee termination benefits related to the termination of approximately 200 employees at the Bradwell site, which is rapidly moving into the early care and maintenance phase. Additionally, we also accrued employee termination benefits for the Chapelcross site, which is decreasing in size following completion of defueling activities and is preparing for further decommissioning, as well as the Dungeness, Oldbury, Trawsfynydd sites, which are getting ready to re-shape the workforce following cessation of power generation in 2014. No termination benefits were recognized for the three month period ended March 31, 2014. These benefits are included in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss) related to our International operations. The corresponding liability as of March 31, 2014 and December 31, 2013 was $41.7 million and $46.7 million, respectively, and is included in accrued expenses and other current liabilities and other long term liabilities in the condensed consolidated balance sheets. The remaining liability is expected to be paid over approximately the next 20 months.

The following is a reconciliation of the beginning and ending liability balances related to the Magnox employee termination benefits (in thousands):

March 31, 2014
Beginning liability	$46,728
Additions	—
Payments	(5,453)
Effect of exchange rate	398
Ending liability	41,673
Less current portion	(10,676)
$30,997

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

On March 31, 2014 the NDA announced that our team was not selected as the preferred bidder to manage the D&D of the Magnox sites for the next contract period. We have managed the Magnox sites for the NDA since June 2007 through our subsidiary EnergySolutions EU Limited. As permitted under English law, on April 28, 2014, EnergySolutions EU Limited issued a claim form in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court, in respect of the NDA’s decision to award the rebid of the Magnox Contracts to another bidder. The claim form alleges, among other things, that the NDA failed to properly evaluate certain material submitted by our bid team, applied the evaluation criteria inconsistently, and erred in the assessment in its scoring of the competing bids. EnergySolutions EU Limited is seeking an award of damages and costs. Our teaming partner is not participating in this legal proceeding against the NDA.
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Month Period ended March 31, 2014
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$18,510	$120,240	$352,456	$(14,413)	$476,793
Cost of revenue	—	(13,923)	(98,030)	(335,230)	14,413	(432,770)
Gross profit	—	4,587	22,210	17,226	—	44,023
Selling, general and administrative expenses	—	(15,835)	(9,430)	(5,617)	—	(30,882)
Impairment of goodwill and other intangible assets	—	—	—	(102,324)	—	(102,324)
Equity in income of unconsolidated joint ventures	—	—	292	—	—	292
Operating income (loss)	—	(11,248)	13,072	(90,715)	—	(88,891)
Interest expense	—	(17,187)	—	(4,169)	—	(21,356)
Income (loss) from subsidiaries	(100,913)	(72,512)	—	—	173,425	—
Other, net	—	34	29,790	(18,206)	—	11,618
Income (loss) before income taxes	(100,913)	(100,913)	42,862	(113,090)	173,425	(98,629)
Provision for income taxes	2,802	—	—	(2,285)	—	517
Net income (loss)	(98,111)	(100,913)	42,862	(115,375)	173,425	(98,112)
Less: net loss attributable to noncontrolling interests	—	—	1	—	—	1
Net income (loss) attributable to EnergySolutions	$(98,111)	$(100,913)	$42,863	$(115,375)	$173,425	$(98,111)

Other comprehensive income (loss):
Net income (loss)	(98,111)	(100,913)	42,862	(115,375)	173,425	(98,112)
Foreign currency translation adjustments, net of taxes	—	—	—	840	—	840
Change in unrecognized actuarial loss	—	—	—	(126)	—	(126)
Other comprehensive income (loss)	(98,111)	(100,913)	42,862	(114,661)	173,425	(97,398)
Less: net loss attributable to noncontrolling interests	—	—	1	—	—	1
Comprehensive income (loss) attributable to EnergySolutions	$(98,111)	$(100,913)	$42,863	$(114,661)	$173,425	$(97,397)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Month Period ended March 31, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$11,275	$96,895	$431,052	$(13,014)	$526,208
Cost of revenue	—	(7,195)	(80,077)	(405,530)	13,014	(479,788)
Gross profit	—	4,080	16,818	25,522	—	46,420
Selling, general and administrative expenses	—	(17,492)	(9,975)	(4,754)	—	(32,221)
Equity in income of unconsolidated joint ventures	—	—	676	—	—	676
Operating income (loss)	—	(13,412)	7,519	20,768	—	14,875
Interest expense	—	(15,190)	—	(3,455)	—	(18,645)
Income (loss) from subsidiaries	(6,236)	24,772	—	—	(18,536)	—
Other, net	—	(2,406)	163	4,354	—	2,111
Income (loss) before income taxes	(6,236)	(6,236)	7,682	21,667	(18,536)	(1,659)
Benefit from (provision for) income taxes	(1,964)	—	—	(4,575)	—	(6,539)
Net income (loss)	(8,200)	(6,236)	7,682	17,092	(18,536)	(8,198)
Less: net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to EnergySolutions	$(8,200)	$(6,236)	$7,682	$17,090	$(18,536)	$(8,200)

Other comprehensive income (loss):
Net income (loss)	(8,200)	(6,236)	7,682	17,092	(18,536)	(8,198)
Foreign currency translation adjustments, net of taxes	—	—	—	(8,687)	—	(8,687)
Change in unrecognized actuarial gain	—	—	—	(478)	—	(478)
Other comprehensive income (loss)	(8,200)	(6,236)	7,682	7,927	(18,536)	(17,363)
Less: net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to EnergySolutions	$(8,200)	$(6,236)	$7,682	$7,925	$(18,536)	$(17,365)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$39,487	$4,643	$21,449	$—	$65,579
Accounts receivable, net of allowance for doubtful accounts	—	10,769	53,570	277,343	(1,144)	340,538
Costs and estimated earnings in excess of billings on uncompleted contracts	—	9,080	40,701	28,234	(2,746)	75,269
Nuclear decommissioning trust fund investments, current portion	—	—	—	110,359	—	110,359
Deferred costs, current portion	—	—	7,873	93,319	—	101,192
Other current assets	—	9,405	5,393	807	—	15,605
Total current assets	—	68,741	112,180	531,511	(3,890)	708,542
Property, plant and equipment, net	—	74,975	54,860	1,830	—	131,665
Goodwill	—	35,769	228,116	2,362	—	266,247
Intangibles, net	—	155,398	21,744	3,179	—	180,321
Restricted cash	—	1,924	3,245	200,661	—	205,830
Nuclear decommissioning trust fund	—	—	—	312,132	—	312,132
Deferred Income Taxes	28,023	—	—	—	—	28,023
Deferred costs less current portion	—	—	—	241,029	—	241,029
Investment in subsidiaries	(165,294)	620,690	—	—	(455,396)	—
Intercompany receivable	337,082	—	198,794	10,625	(546,501)	—
Other long term assets	—	8,839	18,553	150,513	—	177,905
TOTAL ASSETS	$199,811	$966,336	$637,492	$1,453,842	$(1,005,787)	$2,251,694
Liabilities and Equity
Intercompany payable	$—	$—	$3,775	$10,509	$(14,284)	$—
Deferred income taxes	29,085	—	—	—	—	29,085
Accounts payable	—	4,587	7,283	140,195	—	152,065
Accrued expenses and other current liabilities	—	74,171	20,912	176,269	(964)	270,388
Unearned revenue, current portion	—	12,496	28,763	93,055	850	135,164
Facility and equipment decontamination and decommissioning	—	—	—	97,681	—	97,681
Total current liabilities	29,085	91,254	60,733	517,709	(14,398)	684,383
Intercompany loan payable	—	535,993	—	—	(535,993)	—
Long-term debt, less current portion	—	448,657	—	197,773	—	646,430
Facility and equipment decontamination and decommissioning liabilities, current portion	—	38,664	36,241	277,184	—	352,089
Unearned revenue, less current portion	—	—	—	243,803	—	243,803
Other liabilities, net	(677)	17,062	1,335	135,379	—	153,099
Equity	171,403	(165,294)	539,183	81,507	(455,396)	171,403
Noncontrolling interests	—	—	—	487	—	487
TOTAL LIABILITIES AND EQUITY	$199,811	$966,336	$637,492	$1,453,842	$(1,005,787)	$2,251,694

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$33,556	$872	$49,785	$—	$84,213
Accounts receivable, net of allowance for doubtful accounts	—	13,793	47,034	229,138	(2,527)	287,438
Costs and estimated earnings in excess of billings on uncompleted contracts	—	9,884	41,993	36,820	(2,732)	85,965
Nuclear decommissioning trust fund investments, current portion	—	—	—	112,475	—	112,475
Deferred costs, current portion	—	—	333	91,508	—	91,841
Other current assets	—	6,548	4,402	4,918	—	15,868
Total current assets	—	63,781	94,634	524,644	(5,259)	677,800
Property, plant and equipment, net	—	52,149	60,269	2,058	—	114,476
Goodwill	—	29,764	223,506	56,238	—	309,508
Intangibles, net	—	151,580	21,210	41,571	—	214,361
Restricted cash	—	89,537	3,821	200,538	—	293,896
Nuclear decommissioning trust fund	—	—	—	330,442	—	330,442
Deferred Income Taxes	29,707	—	—	—	—	29,707
Deferred costs less current portion	—	—	—	270,039	—	270,039
Investment in subsidiaries	(65,095)	693,474	—	—	(628,379)	—
Intercompany receivable	333,300	—	193,465	8,997	(535,762)	—
Other long term assets	—	11,275	17,955	151,084	—	180,314
TOTAL ASSETS	$297,912	$1,091,560	$614,860	$1,585,611	$(1,169,400)	$2,420,543
Liabilities and Stockholders’ Equity
Intercompany payable	$—	$—	$5,215	$22,626	$(27,841)	$—
Accounts payable	—	5,198	16,027	124,632	—	145,857
Accrued expenses and other current liabilities	477	56,788	35,075	116,306	(469)	208,177
Unearned revenue, current portion	—	2,229	23,296	92,515	425	118,465
Facility and equipment decontamination and decommissioning	—	—	—	98,175	—	98,175
Other current liabilities	19,261	65,000	—	11,102	—	95,363
Total current liabilities	19,738	129,215	79,613	465,356	(27,885)	666,037
Intercompany loan payable	—	513,136	—	—	(513,136)	—
Long-term debt, less current portion	—	469,260	—	197,554	—	666,814
Facility and equipment decontamination and decommissioning liabilities, current portion	—	30,375	36,981	311,033	—	378,389
Unearned revenue, less current portion	—	0	—	272,940	—	272,940
Other liabilities, net	10,447	14,669	1,944	141,088	—	168,148
Stockholders’ equity	267,727	(65,095)	496,322	197,152	(628,379)	267,727
Noncontrolling interests	—	—	—	488	—	488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,912	$1,091,560	$614,860	$1,585,611	$(1,169,400)	$2,420,543

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Three Month Period Ended March 31, 2014
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(95,463)	$(68,072)	$12,213	$(29,504)	$182,661	$1,835
Cash flow from investing activities
Purchases of property, plant and equipment	—	(1,180)	—	22	—	(1,158)
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(135,712)	—	(135,712)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	136,745	—	136,745
Acquisition of business, net of cash acquired	—	(20,996)	—	—	—	(20,996)
Proceeds from sales of property, plant and equipment	—	66	—	—	—	66
Net cash provided by (used in) investing activities	—	(22,110)	—	1,055	—	(21,055)
Cash flows from financing activities
Intercompany loan receivable	(4,736)	—	(8,442)	—	13,178	—
Intercompany loan payable	—	22,797	—	—	(22,797)	—
Investment in subsidiary	100,199	72,843	—	—	(173,042)	—
Repayments of long term debt	—	(87,000)	—	—	—	(87,000)
Restricted cash held as collateral of letter of credit obligations	—	87,681	—	—	—	87,681
Repayments of capital lease obligations	—	(208)	—	—	—	(208)
Net cash provided by (used in) financing activities	95,463	96,113	(8,442)	—	(182,661)	473
Effect of exchange rate on cash	—	—	—	113	—	113
Net increase (decrease) in cash and cash equivalents	—	5,931	3,771	(28,336)	—	(18,634)
Cash and cash equivalents, beginning of period	—	33,556	872	49,785	—	84,213
Cash and cash equivalents, end of period	$—	$39,487	$4,643	$21,449	$—	$65,579

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For The Three Month Period Ended March 31, 2013
(in thousands)

	Energy Solutions, Inc.	Energy Solutions, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(10,470)	$(9,127)	$(2,201)	$3,701	$(2,229)	$(20,326)
Cash flow from investing activities
Purchase of investments in nuclear decommissioning trust fund	—	—	—	(188,286)	—	(188,286)
Proceeds from sales of nuclear decommissioning trust fund investments	—	—	—	189,367	—	189,367
Purchases of property, plant and equipment	—	(942)	(2,131)	(9)	—	(3,082)
Net cash provided by (used in) investing activities	—	(942)	(2,131)	1,072	—	(2,001)
Cash flows from financing activities
Intercompany loan receivable	(4,499)	—	6,249	—	(1,750)	—
Intercompany loan payable	—	(2,413)	(1,514)	—	3,927	—
Investment in subsidiary	15,400	(15,452)	—	—	52	—
Repayments of long term debt	—	(16,592)	—	—	—	(16,592)
Debt financing fees	—	(1,960)	—	(1,200)	—	(3,160)
Dividend: minority interest	—	—	—	—	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—
Minimum tax withholding on restricted stock awards	(431)	—	—	—	—	(431)
Repayments of capital lease obligations	—	(211)	—	—	—	(211)
Net cash provided by (used in) financing activities	10,470	(36,628)	4,735	(1,200)	2,229	(20,394)
Effect of exchange rate on cash	—	—	(23)	(1,022)	—	(1,045)
Net increase (decrease) in cash and cash equivalents	—	(46,697)	380	2,551	—	(43,766)
Cash and cash equivalents, beginning of period	—	93,080	3,371	37,740	—	134,191
Cash and cash equivalents, end of period	$—	$46,383	$3,751	$40,291	$—	$90,425

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes of EnergySolutions included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").

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

Additional risk factors that may affect future results are contained in the subsection entitled "Risk Factors" under Part I, Item 1A of the 2013 Annual Report. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions or circumstances.

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

On March 31, 2014 the NDA announced that our team was not selected as the preferred bidder to manage the D&D of the Magnox sites for the next contract period. We will continue to manage the Magnox sites and work on transition activities through the end of August 2014 at which time, subject to procedures related to any bid protests, the new contractor will commence management of the Magnox sites.

Based on announcement, the Company determined that the fair value of its International reporting unit was below its carrying value and as such recorded an impairment of goodwill and other intangible assets in the amount of $102.3 million of which $22.2 million was related to accumulated translation losses resulting from foreign currency translation adjustments made since the contract acquisition date in June 2007. On September 1, 2014, after a five month transition period, our contract with the NDA will end. On this date, we will derecognize all remaining assets, liabilities and equity components from the Magnox Contract, along with any other associated foreign currency gains or losses. We may also incur severance costs as we transition out of the Magnox contract, but we are working to relocate or redeploy the affected employees, therefore we are unable to estimate those amounts at this time.

We continue to extend our International business development efforts into Europe, Asia and Canada, and expect new opportunities in Japan, Belgium, Germany, and elsewhere. Most notably we have been selected by Toshiba Corporation as the technology provider for the clean-up of a large volume of radioactively contaminated water at the damaged Fukushima Dai-ichi Nuclear Power Plant. We also continue to increase the scope of work we have been engaged to perform at the NDA's Sellafield site.

On March 4, 2014, we acquired two radioactive waste processing facilities located in Erwin and Memphis, Tennessee and the exclusive rights to use Studsvik's patented Thermal Organic Reduction ("THOR") technology, in the commercial North America markets and China, and the remaining equity interest in the Semprasafe LLC, joint venture, in which the Company previously owned an equity interest of 49.0%. The acquisition brings business for the treatment of class B and C low level radioactive waste and the related waste processing facilities.

On May 7, 2014, we announced that we are seeking to refinance our existing debt. If consummated, the debt refinance will replace both tranches of our existing debt, the senior secured term loan and the senior notes. We expect to significantly reduce our interest expense and considerably improve our balance sheet, financial capacity and cash availability with the execution of this transaction.

Results of Operations

The following is a summary of our results of operations (in thousands):

	Three Month Period
	Ended March 31,
	2014	2013
	(unaudited)
Revenue:
Projects Group	$62,104	$76,916
Products Group	42,175	21,297
LP&D Group	51,357	46,808
International	321,157	381,187
Total revenue	476,793	526,208
Cost of revenue:
Projects Group	(54,123)	(68,883)
Products Group	(31,723)	(16,182)
LP&D Group	(39,167)	(35,393)
International	(307,757)	(359,330)
Total cost of revenue(1)	(432,770)	(479,788)
Gross profit:
Projects Group	7,981	8,033
Products Group	10,452	5,115
LP&D Group	12,190	11,415
International	13,400	21,857
Total gross profit	44,023	46,420
Selling, general and administrative expenses:
Group SG&A	(13,519)	(12,762)
Corporate SG&A	(17,363)	(19,459)
Total segment selling, general and administrative expenses(1)(2)	(30,882)	(32,221)
Impairment of goodwill and other intangible assets	(102,324)	—
Equity in income of unconsolidated joint ventures(3)	292	676
Total income (loss) from operations	(88,891)	14,875
Interest expense	(21,356)	(18,645)
Other income, net	11,618	2,111
Loss before income taxes and noncontrolling interests	(98,629)	(1,659)
Income tax benefit (expense)	517	(6,539)
Net loss	(98,112)	(8,198)
Less: Net (income) loss attributable to noncontrolling interests	1	(2)
Net income (loss) attributable to EnergySolutions	$(98,111)	$(8,200)
______________________________

(1)
Depreciation, amortization and accretion expenses ("DA&A") are included in cost of revenue and SG&A expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). DA&A expenses included in cost of revenue for the three month periods ended March 31, 2014, and 2013 were $11.5 million and $12.1 million, respectively. DA&A expenses included in SG&A for the three month periods ended March 31, 2014, and 2013 were $5.2 million and $5.3 million, respectively.

(2)
Together, group and corporate selling, general and administrative expenses represent our total segment, general and administrative expenses as reported in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As such, both amounts are needed to compute total consolidated income from operations for the three month periods ended March 31, 2014 and 2013.

(3)
For the three month periods ended March 31, 2014, and 2013, we recorded $0.3 million and $0.7 million, respectively of income from our unconsolidated joint ventures of which $0.1million and $0.2 million, respectively, of losses are attributable to LP&D operations; and $0.4 million and $0.9 million, respectively, of income is attributable to the Projects Group.

Three Month Period Ended March 31, 2014 Compared to the Three Month Period Ended March 31, 2013

Projects Group

Revenue from our Projects Group decreased $14.8 million to $62.1 million for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to completion of major construction activities at the Zion Station project and completion of two commercial utility projects during 2013. We also experienced decreased activities in certain government contracts due to funding delays due to the overall reduction of federal government spending. Gross profit decreased $0.1 million while gross margin increased to 12.9% for the three month period ended March 31, 2014 and from 10.4% for the three month period ended March 31, 2013. The federal government's budget sequestration is expected to continue through the end of fiscal year 2021. We believe the reductions in government spending will continue to negatively impact the financial results of our Projects Group.

Revenue and cost of revenue related to engineering and technology projects decreased $4.1 million and $3.6 million, respectively, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 due primarily to decreased technical testing and design supporting activities to the DOE Hanford Site. In addition, certain capital projects were put on hold or have been delayed due to funding limitations resulting from the government sequestration. As a result, gross profit decreased $0.5 million for the three month period ended March 31, 2014 compared to the same period in 2013.

Revenue and cost of revenue related to the decommissioning of the Zion Station project decreased $7.7 million and $8.0 million, respectively, for the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013, due primarily to completion of construction of the independent spent fuel storage installations in 2013 and a reduction in canister fabrication costs, as most of the actual fabrication is complete, and canisters are now being delivered and received on-site. These decreases were offset by a significant increase in Class A Waste disposal costs. As a result, gross profit decreased $0.3 million for the three month period ended March 31, 2014 compared to the same period in 2013. We resumed the fabrication of transportable storage canisters and commence movement of radioactive fuel into the independent spent fuel storage installation during the first quarter of 2014.

Revenue and cost of revenue related to commercial projects decreased $1.9 million and $2.6 million, respectively, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 due primarily to the completion of two major decommissioning projects related to the disposal of a reactor vessel and a steam turbine earlier this year. As a result, gross profit increased $0.7 million for the three month period ended March 31, 2014 compared to the same period in 2013.

Revenue and cost of revenue from our operations in the Southwest region increased $0.5 million and $0.3 million, respectively, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 due primarily to increased activity on our waste characterization and disposal project at the DOE's Los Alamos National Laboratory site in New Mexico. As a result, gross profit increased $0.2 million for the three month period ended March 31, 2014 compared to the same period in 2013.

Products Group

Revenue from our Products Group increased $20.9 million to $42.2 million for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to a completion of a major delivery of resin media on the Fukushima contract in Japan during the first quarter of 2014 offset by decreased reactor commissioning activities on China contracts. As a result, gross profit increased $5.3 million for the three month period ended March 31, 2014 compared to the same period in 2013.

Revenue and cost of revenue from our operations in Japan increased $22.1 million and $15.3 million, respectively, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to completion of a major delivery of resin media on the Fukushima contract. We were also engaged by Tokyo Electric Power Co., to provide engineering services and licensing on an advanced liquid processing system for the treatment of radioactive contaminated water. As a result, gross profit increased $6.8 million for the three month period ended March 31, 2014 compared to the same period in 2013.

Revenue and cost of revenue from our projects in China decreased $2.1 million and $1.7 million, respectively, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to decreased activities on our reactor commissioning contract at the Yangjiang and Haiyang nuclear power plants in China, as the contracts are winding down and moving into the final equipment testing phase. As a result, gross profit decreased $0.4 million for the three month period ended March 31, 2014 compared to the same period in 2013.

LP&D

Revenue from our LP&D operations increased $4.5 million to $51.4 million for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to higher volume of waste receipts, and reductions of on-site inventory, offset by decreased transportation activities. Gross profit increased $0.8 million while gross margin decreased to 23.7% for the three month period ended March 31, 2014 from 24.4% for the three month period ended March 31, 2013, due primarily to timing differences on recognition of fees on certain waste processing contracts.

Revenue and cost of revenue related to our disposal activities increased $4.3 million and $2.0 million, respectively, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to higher volume of waste receipts and the disposal of two large steam generators. As a result, gross profit increased $2.3 million for the three month period ended March 31, 2014 compared to the same period in 2013.

Revenue from our processing facilities increased $0.7 million and $3.4 million for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to the inclusion of the operations from our recently acquired processing facilities located in Erwin and Memphis, Tennessee in March 4, 2014. The disproportional increase in revenue from our processing facilities was due to lower receipts of waste at our Bear Creek facility resulting from delays due to the inclement weather conditions experienced during the first quarter of 2014. As a result, gross profit decreased $2.7 million for the three month period ended March 31, 2014 compared to the same period in 2013.

Revenue and cost of revenue from our logistics operations decreased $0.5 million and $2.6 million, respectively, for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to decreased shipping activity due to inclement weather conditions during the first quarter of 2014. The disproportional decrease in cost of revenue resulted from a $1.8 million restructuring charge recorded in connection with a rail car lease contract termination during the first quarter of 2013. As a result, gross profit increased $2.1 million for the three month period ended March 31, 2014 compared to the same period in 2013.

International

Revenue from our International operations decreased $60.0 million to $321.2 million for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013, due primarily to the recognition of certain reimbursable employee termination benefits during the first quarter of 2013 related to the termination of approximately 200 employees at the Bradwell site in the U.K. Gross profit decreased $8.5 million and gross margin decreased to 4.2% for the three month period ended March 31, 2014 from 5.7% for the three month period ended March 31, 2013 due primarily to a timing difference in recognition of fees related to our D&D operations at the Magnox sites in the U.K.

Revenue and cost of revenue were also impacted by an increase in the quarterly average pound sterling exchange rates period over period from 1.5537 for the three month period ended March 31, 2013 to 1.6552 for the three month period ended March 31, 2014.

Group selling, general and administrative expenses

Group SG&A expenses include expenses that are not directly associated with performing services for our customers. These expenses consist primarily of compensation and related benefits for management and administrative personnel, preparing contract bids, office expenses, advisory fees, professional fees, strategic growth initiatives such as research and development, and administrative overhead. Group SG&A expenses increased $0.8 million, or 5.9%, to $13.5 million for the three month period ended March 31, 2014 compared to $12.8 million for the three month period ended March 31, 2013, due primarily to increased bidding and proposal expenses. Group SG&A expenses, as a percentage of revenue, increased 0.2% for the three month period ended March 31, 2014 compared to the same period in 2013.

Corporate selling, general and administrative expenses

Corporate SG&A expenses reflect costs associated with supporting our entire company including executive management and administrative functions such as accounting, treasury, legal, human resources, and information technology, as well as other costs required to support our company. Corporate SG&A expenses decreased $2.1 million, or 10.8% to $17.4 million, for the three month period ended March 31, 2014, from $19.5 million for the three month period ended March 31, 2013 due primarily to executive relocation expenses recorded during the first quarter of 2013. Corporate SG&A expenses, as a percentage of revenue, decreased 0.4% for the three month period ended March 31, 2014 compared to the same period in 2013.

Impairment of goodwill and other intangible assets

On March 31, 2014 the NDA announced that our team was not selected as the preferred bidder to manage the D&D of the Magnox sites for the next contract period. As a result, the Company determined that the fair value of its international operations was below its carrying value and as such recorded an impairment of goodwill and other intangible assets in the amount of $102.3 million of which $22.2 million relates to AOCIL associated to those assets due to foreign currency translation adjustments. The impairment charge is included in net income from operations within the condensed consolidated statement of operations and comprehensive income (loss).

Equity in income of unconsolidated joint ventures

Income from unconsolidated joint ventures decreased $0.4 million for the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013, due to increased losses from our proportional share of income from our Washington River Protection Solutions LLC joint venture.

Interest expense

Interest expense increased $2.8 million to $21.4 million for the three month period ended March 31, 2014 from $18.6 million for the three month period ended March 31, 2013, due primarily to acceleration of amortization of deferred financing fees resulting from the repayment of $87.0 million on the term loan. During the first quarter of 2014, we were able to release $87.7 million from the restricted cash deposit escrow account, for which we paid approximately $1.0 million in breakage fees to our administrative agent. The variable interest rate on our term loan was 6.75% and 6.25%, for the three month periods ended March 31, 2014 and 2013, respectively, while our senior notes bear interest at a fixed annual rate of 10.75%.

Other income, net

Other income, net, increased $9.5 million to $11.6 million income for the three month period ended March 31, 2014 from $2.1 million income for the three month period ended March 31, 2013, due primarily to increased earnings on investments in the nuclear decommissioning trust ("NDT") fund. During the first quarter of 2013 we experienced large unrealized losses due to increases in fixed income yields across most classes of securities that resulted in decreased market values.

Income taxes

We recognized an income tax benefit of $0.5 million and income tax expense of $6.5 million for the three month periods ended March 31, 2014 and 2013, respectively, for year-to-date effective rates of 0.5% and negative 393.6%, respectively, based on an estimated annual effective tax rate method. The income tax benefit arises from income tax expense for certain entities in the U.K. and for the Zion NDT fund offset by a discrete benefit in the quarter related to other entities in the U.K. No benefits from losses in the U.S. are available to offset tax expense due to the full valuation allowance position.

The 2014 effective tax rate differs from the statutory rate of 35% primarily as a result of the small amount of net tax benefit from the U.K. and Zion NDT fund relative to consolidated pretax book losses. The consolidated pretax book losses include large impairment charges in the U.K. for which no benefit is recorded as these amounts are not deductible for income tax purposes. The net income tax benefit for the quarter also includes a discrete benefit of approximately $2.0 million for the release of the valuation allowance against net operating loss deferred tax assets recorded in prior years for certain entities in the U.K. Recently enacted regulations allow the net operating losses of certain U.K. entities, previously subject to a full valuation allowance, to offset the taxable income of other U.K. entities. The realization of the deferred tax asset allowed the valuation allowance to be reversed in the current quarter. The year-to-date effective rate is also impacted by lower statutory tax rates for foreign jurisdictions and the NDT fund and the tax benefit of foreign research and development credits.

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity consisted of $65.6 million in existing cash and cash equivalents, of which $20.4 million was held in foreign jurisdictions, and $39.5 million of availability under the $105.0 million revolving portion of our senior secured credit facility, which is net of $65.5 million of outstanding letters of credit issued against it. We also had $340.5 million in accounts receivable and $75.3 million in costs and estimated earnings in excess of billings on uncompleted contracts to fund our operations. We review the collectability of these balances on a regular basis and determine if allowances for doubtful accounts are needed. As of March 31, 2014 our allowance for doubtful accounts represented 1.4% of the combined total of these accounts. We also monitor our Days Sales Outstanding ("DSO") periodically and use it as a metric of performance of our credit and collection function. We use DSO to monitor the average time, in days, that it takes us to convert our accounts receivable into cash. We calculate DSO by dividing the average accounts receivable for the applicable period into the amount of revenue recognized during the year and multiplying the result of that calculation by the number of days in that period. Our average DSO increased to 59 days as of March 31, 2014 from 55 days as of December 31, 2013.

We believe we have sufficient resources to fund our operating and capital expenditure requirements, to pay our income taxes and to service our debt for at least the next twelve months.

Cash Flows

Our cash and cash equivalents for the three month period ended March 31, 2014 were sufficient to cover our operating expenses. We are actively engaged in managing our working capital to generate cash that will allow us to accelerate our plans to reduce debt and to fund the growth of our business. Our primary use of cash was to fund our working capital and capital expenditures, to service our debt and to pay taxes. There was a dividend paid from our U.K. operations to the U.S. of approximately $29.7 million made during the first quarter of 2014.

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

Cash provided by operating activities was $1.8 million for the three month period ended March 31, 2014 compared to cash used by operating activities of $20.3 million for the three month periods ended March 31, 2013. The increase year over year resulted primarily from higher cash distributions received from our non consolidated joint ventures during 2014. Operating cash inflows for the three month period ended March 31, 2014 were provided primarily from a reduction in costs and estimated earnings in excess of billings due to achievement of milestones on certain large contracts.

Investing Activities

We used $21.1 million of cash in investing activities for the three month period ended March 31, 2014 compared to $2.0 million for the three month periods ended March 31, 2013. The increase year over year resulted primarily from lower capital expenditures and lower investment fees paid in connection with the management of the NDT fund due to decreases in the NDT fund balance as work is completed at the Zion Station project. For the three month period ended March 31, 2014 we invested cash primarily in the acquisition of the two Studsvik radioactive waste processing facilities and the remaining interest in the SempraSafe LLC, joint venture. We also invested in capital expenditures which included hardware software replacement and purchases of machinery and equipment for the waste processing facilities. Cash was also used to pay for investment fees associated with the management of the NDT fund. We actively invest in securities to provide our target returns on the NDT fund assets to satisfy current and future decommissioning costs associated with the Zion Station project. Investment income and realized earnings on the NDT fund are a source of working capital for the decommissioning work we perform at the Zion Station.

Financing Activities

Financing activities provided $0.5 million in cash for the three month period ended March 31, 2014 compared to uses of cash of $20.4 million for the three month periods ended March 31, 2013. The increase resulted primarily from a release of

$87.7 million from our restricted cash account used as collateral for deposit letter of credit obligations, which proceeds were immediately applied as a prepayment of our term loan as required by our senior secured credit facility. We also paid approximately $1.0 million of breakage fees to the administrative agent in connection with this transaction.

As of March 31, 2014 and December 31, 2013, approximately $202.2 million and $289.7 million, respectively, of the borrowings under the senior secured credit facility were held in a restricted cash account as collateral for the Company’s reimbursement obligations with respect to deposit letters of credit. From time to time, we are allowed to permanently reduce the deposit letter of credit specified amount provided that our exposure with respect to the deposit letter of credit obligations is less than the balance in the restricted cash account. Increases in our bonding capacity could allow us to further reduce the deposit letter of credit specified amount, however the issuance of a bond is at the surety’s sole discretion and may not always be available to us on reasonable terms.

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

We had accumulated benefit obligations related to pension plans of $4.2 billion as of December 31, 2013. See Note 19 to our audited consolidated financial statements included in our 2013 Annual Report for a more detailed discussion. Approximately 98% of that obligation relates to the Magnox pension plan. The Magnox pension plan is funded by contributions from employees and the NDA in the U.K. pursuant to a contractual arrangement. As a result, we are reimbursed for contributions made to the Magnox pension plan under the terms of these contracts. Thus, we have no potential net funding requirements relative to the accumulated benefit obligation of the Magnox pension plan. Our liquidity is not affected by these contributions as they are only made when we have received the funds from the NDA. We are required to fund the pension plan for our employees of EnergySolutions EU Limited, a wholly owned subsidiary of EnergySolutions, Inc. The plan is currently funded by contributions from us and the employees.

Effect of Exchange Rate Changes on Cash

Unrealized translation gains and losses resulting from changes in functional currency exchange rates are reflected in the cumulative translation component of accumulated other comprehensive loss. During the three month period ended March 31, 2014 most major foreign currencies strengthened against the U.S. dollar and as such the Company recorded $0.1 million of unrealized translation gains related to cash held by foreign subsidiaries. During the three month period ended March 31, 2013 most major foreign currencies weakened against the U.S. dollar, and as such the Company recorded $1.0 million of unrealized translation losses related to cash held by foreign subsidiaries. The cash held in foreign currencies will primarily be used for project-related expenditures in those currencies, and therefore the Company’s exposure to realized exchange gains and losses is generally mitigated.

Senior Secured Credit Facility and Senior Notes

On August 13, 2010, the Company entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, consisting of a senior secured term loan in an aggregate principal amount of $560.0 million at a discount rate of 2.5%, with the balance being payable on August 13, 2016. The senior secured credit facility also includes a revolving credit facility with availability of $105.0 million, of which $65.5 million was used to fund letters of credit issued as of March 31, 2014, with the balance being payable on August 13, 2015.

The variable interest rate on borrowings under our senior secured credit facility was 6.75% and 7.25% as of March 31, 2014, and December 31, 2013, respectively. Borrowings under the senior secured credit facility bear interest at a rate equal to Adjusted LIBOR plus 5.00% or ABR plus 4.00% in the case of the senior secured term loan; and Adjusted LIBOR plus 4.50%, or ABR plus 3.50% in the case of the senior secured revolving credit facility.

On February 15, 2013, we entered into Amendment No. 2 to the Credit Agreement and Consent and Waiver (the "Second Loan Amendment"), which became effective on May 24, 2013 upon the consummation of the Merger. Pursuant to the Second Loan Amendment, the lenders and the administrative agent consented to i) a waiver of the change of control provisions and certain other covenants and provisions under the senior secured credit facility; ii) any repayment of our 10.75% Senior

Notes due 2018, provided that any payments are funded from equity contributions made to us by ECP or its affiliates; iii) an extension to the maturity date of our senior secured revolving credit facility, subject to certain conditions and acceptance by the extending revolving lenders; and iv) 1% prepayment premium if any senior secured term loan is refinanced prior to the date that is one year following the execution date of the Second Loan Amendment.

On October 11, 2013, we entered into Amendment No. 3 to the Credit Agreement (the "Third Loan Amendment"), which extended the mandatory debt prepayment deadline on our collective senior debt to 270 days after the Third Loan Amendment's effective date of October 15, 2013, and increased the applicable margin for our senior secured term loan and revolving credit facility by 0.50% until we reduce the aggregate outstanding amount of senior secured term loan under the amended senior secured credit facility and our 10.75% Senior Notes due 2018 to $675.0 million or less. During the first quarter of 2014, we made principal debt repayments totaling $87.0 million, with funds released from our restricted cash escrow account, bringing the aggregate outstanding principal balance of our debt down to $653.0 million. As a result, as of March 21, 2014, we have met the requirements of the Third Loan Amendment and the interest rates on the senior secured term loan and revolving credit facility decreased by 0.50%.

During 2013, in connection with the execution of amendments to our senior secured credit facility, we paid to our lenders $7.6 million in consent fees, of which $3.2 million was recorded during the three month period ended March 31, 2013. All consent fees were capitalized and are included in other noncurrent assets within the condensed consolidated balance sheet as of March 31, 2014. Parent contributed $3.1 million to fund the payment of these consent fees in 2013. During 2013, we also paid $8.0 million of lead arranger banker fees, of which $2.7 million was recorded during the three month period ended March 31, 2013, and were included in other income, net, within the condensed consolidated statement of operations and comprehensive income (loss). Parent contributed $4.3 million to fund the payment of these lead arranger banker fees in 2013.

Covenants

The senior secured credit facility requires the Company to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated adjusted EBITDA, as defined in the senior secured credit facility) and an interest coverage ratio (based upon the ratio of consolidated adjusted EBITDA to consolidated cash interest expense), both of which are calculated quarterly. Failure to comply with these financial ratio covenants would result in an event of default under the senior secured credit facility and, absent a waiver or an amendment from the lenders, preclude us from making further borrowings under the senior secured credit facility and permit the lenders to accelerate repayment of all outstanding borrowings under the senior secured credit facility. We are required to maintain a maximum total leverage ratio of 4.0 for the quarter ending March 31, 2014, which is reduced by 0.25 on an annual basis through the maturity date. We are required to maintain a minimum cash interest coverage ratio of 2.00 from the quarter ended March 31, 2014 through the quarter ended September 30, 2014 and 2.25 through the maturity date. As of March 31, 2014, our total leverage and cash interest coverage ratios were 2.96 and 2.41, respectively.

The senior secured credit facility also contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens, affiliate transactions, and dividends and restricted payments. Under the senior secured credit facility, we are permitted maximum annual capital expenditures of $40.0 million for 2014 and each year thereafter, plus for each year the lesser of (1) a one year carryforward of the unused amount from the previous fiscal year and (2) 50% of the amount permitted for capital expenditures in the previous fiscal year. The senior secured credit facility contains events of default for non-payment of principal and interest when due, a cross-default provision with respect to other indebtedness having an aggregate principal amount of at least $5.0 million and an event of default that would be triggered by a change of control, as defined in the senior secured credit facility. Capital expenditures for the three month period ended March 31, 2014 were $1.2 million. As of March 31, 2014, we were in compliance with all of the covenants under our senior secured credit facility.

The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of the Company and each of the Company’s domestic subsidiary guarantors, including a pledge of equity interests with the exception of the equity interests in our ZionSolutions subsidiary, which includes investments in the NDT fund of approximately $422.5 million as of March 31, 2014, and other special purpose subsidiaries, whose organizational documentation prohibits or limits such pledge.

Senior Notes

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

During the three month periods ended March 31, 2014 and 2013, we made cash interest payments totaling $23.6 million and $25.2 million, respectively, related to our outstanding debt obligations as of those dates.

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

Off Balance Sheet Arrangements

As of March 31, 2014, we had routine operating leases, primarily related to real estate and rail equipment, and investments in joint ventures.

As of March 31, 2014, we had an outstanding variable rate term loan of $353.0 million. Under our senior secured credit facility, we are required to maintain one or more hedge agreements bearing interest at a fixed rate in the aggregate notional amount of no less than 50% of the outstanding principal amounts of our long term debt net of restricted cash.  We were not required to enter into new hedge agreements because the outstanding balances under our senior notes bear interest at a fixed rate of 10.75% and totaled $300.0 million as of March 31, 2014, which is 66.6% of our outstanding debt, net of $202.2 million in restricted cash collateralizing deposit letters of credit.

From time to time, we are required to post standby letters of credit and surety bonds to support certain contractual obligations to our customers, self-insurance programs, closure and post-closure financial assurance, as well as other obligations. As of March 31, 2014, we had $200.0 million in deposit letters of credit issued against the restricted cash deposit escrow account and $65.5 million of letters of credit issued against our revolving credit facility. As of March 31, 2014, we had $165.6 million in surety bonds outstanding. With respect to the surety bonds, we have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding by us only if we fail to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.

Our processing and disposal facilities operate under licenses and permits that require financial assurance for closure and post-closure costs. We provide for these requirements through a combination of restricted cash, cash deposits, letters of credit, surety bonds and/or insurance policies. As of March 31, 2014 the closure and post-closure requirements for our facilities were $141.9 million.

Critical Accounting Policies

This management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions about matters that are uncertain. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. For a further discussion of our critical accounting policies, see our 2013 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our 2013 Annual Report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective as of March 31, 2014, based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

Except as set forth below, there have been no material developments to the legal proceedings disclosed under Part I, Item 3. "Legal Proceedings" in our 2013 Annual Report and Part II, Item 1.

On March 31, 2014 the NDA announced that our team was not selected as the preferred bidder to manage the D&D of the Magnox sites for the next contract period. We have managed the Magnox sites for the NDA since June 2007 through our subsidiary EnergySolutions EU Limited. As permitted under English law, on April 28, 2014, EnergySolutions EU Limited issued a claim form in the High Court of Justice, Queen’s Bench Division, Technology and Construction Court, in respect of the NDA’s decision to award the rebid of the Magnox Contracts to another bidder. The claim form alleges, among other things, that the NDA failed to properly evaluate certain material submitted by our bid team, applied the evaluation criteria inconsistently, and erred in the assessment in its scoring of the competing bids. EnergySolutions EU Limited is seeking an award of damages and costs. Our teaming partner is not participating in this legal proceeding against the NDA.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in our 2013 Annual Report.

Item 6.  Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2014.

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